Form 10-K
period 1996-12-31
DIGITAL LIGHTWAVE INC
filed 1997-03-31
CIK 1016100

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                 --------------------

                                      FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ________ to ________

                                ---------------------

                             Commission File No.: 0-21669

                               DIGITAL LIGHTWAVE, INC.
                (Exact name of Registrant as specified in its charter)

         Delaware                                     95-4313013
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                          601 Cleveland Street, Fifth Floor
                              Clearwater, Florida  34615
                                    (813) 442-6677
(Address, including zip code, of principal executive offices and Registrant's telephone number, including area code)

                               -----------------------

          Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value per share

                                ----------------------

    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES / /   NO /X/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this Report. / /

    The aggregate market value of Registrant's voting stock, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Common Stock as reported by Nasdaq on March 27, 1997:
$7 3/8.

    The number of shares of Registrant's Common Stock issued and outstanding as of March 27, 1997: 26,177,777.


                               ------------------------

                         DOCUMENTS INCORPORATED BY REFERENCE

                                        None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I

ITEM 1.  BUSINESS.

    THIS REPORT CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE
RELATING TO FUTURE EVENTS OR THE FUTURE PERFORMANCE OF THE COMPANY. PROSPECTIVE INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET FORTH BELOW UNDER THE CAPTION "RISK FACTORS," WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

GENERAL

    Digital Lightwave develops, manufactures and sells advanced computer systems that provide information concerning the performance of lightwave telecommunications networks and transmission equipment. The Company's product, the ASA 312, is a portable software-based Network Information Computer that is designed to outperform conventional hardware-based network test instruments. The ASA 312 is "user friendly," lightweight, compact and easily operated through a touch sensor over a full color display. The ASA 312 enables users to understand and process information, simultaneously and without interruption, from telecommunications networks utilizing: (i) the legacy T-Carrier protocol at rates DS-0, DS-1 and DS-3; (ii) the lightwave SONET protocol at rates OC-1, OC-3 and OC-12; and (iii) the lightwave ATM protocol.

    The Company has developed prototypes for a series of Remote Access Agents which are modular hardware/software platforms that are designed to provide network operators with real-time information concerning performance of the network segments where Remote Access Agents have been installed. The Remote Access Agents incorporate technology developed by the Company which includes advanced hardware technology that accesses bits in lightwave and legacy telecommunications transmissions, a non-blocking switch matrix that maps signals into different transmission speeds and protocols, and object-oriented software that controls user selectable features accessible through Windows OS, Web browsers or other user environments.

    The Company began shipping the ASA 312 in February 1996. Through December 31, 1996, the Company had shipped more than 170 ASA 312 units to more than 25 customers, including: (i) InterExchange Carriers ("IXCs"), such as MCI Telecommunications Corp. ("MCI"); (ii) Regional Bell Operating Companies ("RBOCs"), such as Ameritech Corporation ("Ameritech"); (iii) Competitive Access Providers ("CAPs"), such as Brooks Fiber Properties, Inc.; (iv) independent telephone companies, such as GTE Corp.; (v) network equipment manufacturers, such as Tellabs Operations, Inc. ("Tellabs"); (vi) equipment leasing companies, such as AT&T Capital Services Corp.; and (vii) private network operators, such as Bear Stearns & Co., Inc.

    The Company was incorporated in California on October 12, 1990 under the name Digital Lightwave, Inc., and reincorporated in Delaware on March 18, 1996 through its merger into a newly formed Delaware corporation. Unless the context otherwise requires, as used in this Report the "Company" and "Digital Lightwave" refer to the Company and its predecessor entity. The Company's principal executive offices are located at 601 Cleveland Street, Fifth Floor, Clearwater,

Florida 34615; its telephone and facsimile numbers are 813.442.6677 and 813.442.5660; its e-mail address is info@lightwave.com; and its URL is http://www.lightwave.com.

TECHNOLOGY

    The following core technologies are used in the ASA 312 and provide a basis for certain of the Company's products in development: (i) a software operating environment which runs over a MS-DOS platform; (ii) programs which operate the Company's firmware and hardware; (iii) graphical user interface programs running in a windowed environment; (iv) Network Protocol Translators ("NPTs"), which are modular gate arrays that supply discrete network information from signals at specific bandwidths and on specific protocols; and (v) Network Protocol Processors ("NPPs"), which are modular hardware platforms for the processing of various ranges of bandwidth and protocols.

    The Company's software is written in object-oriented code and provides users of the ASA 312 with an intuitive graphical user interface. The open architecture of the Company's software establishes a platform for the development of additional features and applications.

    NPTs supply information as to each bit or specified groups of bits being transmitted in order to identify and process information concerning the overhead and payload carried by network transmissions. NPTs are combined with a microprocessor, discrete integrated circuits and other firmware in NPPs. NPPs interface, frame and process network information from a number of protocols and transmission speeds. NPPs also can insert user-programmable payloads and user-specified overhead into a transmission.

    In order to allow its customers to work simultaneously with different bandwidths and protocols, the Company has developed a non-blocking switch matrix and applications software which allow the Company's customers to "frame up" on a given signal, multiplex or demultiplex the signal into different transmission speeds and map the signal into different protocols. These functions allow customers to derive information concerning the performance of the network under various existing or potential conditions.

PRODUCTS

    NETWORK INFORMATION COMPUTERS. The Company currently manufactures and sells the ASA 312, a "user friendly," portable Network Information Computer which enables users to access and process information concerning the performance of telecommunications networks and transmission equipment. The ASA 312 was designed to displace existing network test instruments by incorporating their functions into a software-based information processing system, adding additional functions and improving price/performance. With the ASA 312, telephone companies and other operators of large telecommunications networks, as well as manufacturers of network transmission and cross-connect equipment, are able to
(i) verify and manage information concerning the transmission of voice, data, image and video traffic and (ii) plan for and implement network expansion more effectively. Telecommunications equipment manufacturers also use the ASA 312 in designing, engineering and manufacturing their products as well as in installing their products in the networks of their customers and providing ongoing customer support.

    The ASA 312 generates, transmits, receives, interleaves, deinterleaves, multiplexes, demultiplexes, maps, demaps and processes legacy T-Carrier electronic signals and SONET and ATM lightwave signals. It provides access to T-Carrier SONET and ATM signals and their status and control overhead. The ASA 312's graphical user interface is a touch sensor over a large color display which provides simple and intuitive windowed graphics and menus. The ASA 312 may be accessed and operated remotely by modem or through direct connection to an Ethernet LAN.

    REMOTE ACCESS AGENTS. The Company has recently completed prototypes of Remote Access Agents for lightwave, T-Carrier, Ethernet and Fast Ethernet LAN networks. Prototypes have been placed in initial field trials by a private network operator and the Company has begun to market these products. Remote Access Agents are designed to provide network operators with real-time information concerning network performance for the segments where the products have been installed. Remote Access Agents provide performance and quality data to the operator through a standard operations interface to allow central monitoring and administration. The Company plans to develop a family of Remote Access Agents to provide a broad range of protocols at prices which are intended to facilitate wide deployment of the technology. See "Risk Factors--Dependence on Single Product; Uncertain Market Acceptance of Planned Products."

CUSTOMERS

    Through December 31, 1996, the Company had sold more than 170 units of the ASA 312 to over 25 customers, including each of the following:


IXCs                                        CAPs
MCI Telecommunications Corp.                Brooks Fiber Properties, Inc.
Sprint Corp.                                Five Star Telecom Inc.
WorldCom, Inc.                              GST Telecommunications, Inc.
                                            MRC Telecommunications Inc.
RBOCs                                       Toledo Area Telecommunications Services, Inc.
Ameritech Corporation                       U.S. South Communications, Inc.
Bell Atlantic Communications, Inc.
Pacific Telesis Group                       EQUIPMENT MANUFACTURERS
SBC Communications Inc.                     Alcatel Network Systems, Inc.
                                            Hekimian Laboratories, Inc.
INDEPENDENT TELEPHONE COMPANIES             Hitachi Telecom Technologies Co., Ltd.
GTE Corp.                                   Lucent Technologies, Inc.
Sprint Centel                               NEC America, Inc.
                                            Tellabs Operations, Inc.
EQUIPMENT LEASING COMPANIES
AT&T Capital Corp.                          PRIVATE NETWORK OPERATORS
GE Capital TMS                              Bear Stearns & Co., Inc.
McGrath Rentelco                            U.S. Department of Defense

    In most instances, customers designate the ASA 312 as approved operating equipment prior to purchase. The ASA 312 has been designated as approved operating equipment by various of the customers listed above, as well as AT&T Corp. ("AT&T"), ICG Telecom Group, Inc. ("ICG"), Time

Warner Communications, Inc. ("Time Warner") and US WEST Communications, Inc. ("US West"). In addition, on August 1, 1996, Ameritech completed a "request for qualifications" procedure evaluating the ASA 312 and competitive products, designated the ASA 312 as its approved operating equipment for evaluating SONET systems and entered into a three-year agreement (the "Ameritech Agreement") for the purchase of the ASA 312. While neither Ameritech, AT&T, ICG, Time Warner nor US West is obligated to purchase the ASA 312, the Ameritech Agreement and such approvals enable employees of these companies to purchase the ASA 312, subject to budgetary and other constraints.

    The Company has pursued a policy of involving key customers in the evaluation of products in development and continually solicits suggestions from customers regarding additional desirable features of products which it has introduced or plans to develop. Because the Company's products are software based and remotely accessed, the Company has generally been able to satisfy requests for additional feature sets by downloading software upgrades to its products in the field.

    For the twelve months ended December 31, 1996, sales to MCI, Ameritech and PacTel accounted for 25%, 19% and 15% of total sales, respectively. There can be no assurance regarding the amount or timing of purchases by MCI, Ameritech, PacTel or any other customer in any future period. Broad acceptance of the ASA 312 and future products is critical to the Company's future success and is subject to substantial uncertainties. See "Risk Factors--Customer Concentration."

SALES, MARKETING AND CUSTOMER SUPPORT

    SALES. The Company markets its products to telecommunications service providers and network equipment manufacturers through an internal direct sales force (consisting of 18 employees as of December 31, 1996). The Company's internal sales force includes managers and internal sales staff based at the Company's principal executive offices and a regional direct sales staff.

    The primary roles of the Company's regional direct sales force are (i) to ensure that existing and potential customers in each territory are being regularly contacted, (ii) to differentiate the features and capabilities of the Company's products from competitive offerings, (iii) to assist customers with the implementation of the Company's products and (iv) to serve as a direct link to assure quality and timely customer support. In addition, the Company believes that its regional direct sales staff helps the Company to monitor changing customer requirements, as well as the development of industry standards.

    MARKETING. In marketing the ASA 312, the Company focuses on the divisions of telecommunications service providers that are responsible for planning and installing extensions of the network. In contrast, the Company has directed its preliminary marketing efforts relating to its Remote Access Agents towards the strategic planning divisions of telecommunications service providers and private network operators. The Company seeks to build awareness of its products through a variety of marketing channels and methodologies. The Company participates in industry trade shows and conferences and makes direct mailings to targeted potential customers.

    CUSTOMER SUPPORT. All service, repair and technical support are performed in-house utilizing sub-assemblies and components obtained from the Company's regular sources of supply. The Company's technical support engineers are trained in the hardware and software incorporated in its products, as well as the networks and transmission equipment operated by its customers. The Company offers technical support to its customers 24 hours a day, 7 days a week, via a toll-free hotline and through paging systems for all support personnel. The Company offers a three-year limited warranty on all components of its products, other than the laser transmitter unit, which has a one-year limited warranty, and software and firmware, which have a 90-day limited warranty.

PRODUCT DEVELOPMENT

    The Company has organized its product development efforts into three main groups as follows: (i) the microelectronics group is devoted to the further development of hardware and firmware technologies; (ii) the software development group is devoted to developing new applications software; and (iii) the hardware development group is devoted to reducing further the size and weight of the Company's products, designing printed circuit boards for new applications and developing enhancements to streamline production. The Company intends to increase the size of its technical staff by adding microelectronic and software engineers, including those with particular understanding of international transmission protocols and standards.

    Described below are various planned products of the Company currently in the preliminary stages of development, each of which utilizes the hardware, firmware and software technology found in the ASA 312. With respect to each of these planned products, product definitions, including proposed features and functions, have been established, components have been specified and pricing has preliminarily been established to seek responses from potential customers. However, prototypes for these products have not yet been assembled.

    ENHANCEMENTS OF THE ASA 312. The Company currently plans to develop: (i) a factory installed OC-48 option for the ASA 312; and (ii) the ASA 312E, a modified version of the ASA 312 to serve international markets.

    NOTEBOOK PLATFORM. The Company plans to develop a notebook-size Network Information Computer which is planned to contain various customer selected NPPs. Users will be able to configure the notebook platform with various NPP cards that will interface with transmission speeds ranging from 64 Kbps to 2.4 Gbps for T-Carrier, PDH, SONET, SDH and ATM protocols. The Company plans to design the network information notebook computer to enable users to access not only the network information provided by the NPPs, but also to write programs which use this data. For example, the Company intends to design the notebook platform to extract data from a particular network element, to search for a particular condition (such as a certain level of data congestion at the network element) and to intervene actively to alter the way in which traffic is routed. The notebook computer platform will be designed to provide the means to transfer data derived from the NPPs to a conventional computing environment of word processing and spreadsheet programs for storage, processing and reporting.

    NETWORK DIGITAL ASSISTANTS. The Company plans to develop a family of Network Digital Assistants, which will generate network traffic to assist in the analysis of network performance.

    VIRTUAL SWITCHING PRODUCTS. The Company intends to utilize the switch matrix and other elements of its technology to develop a series of virtual switching products which would provide a means of delivering expandable bandwidth from the public network to a customer premise.

PRODUCTION

    The Company's manufacturing operations consist primarily of material planning and procurement, final assembly, software loading, testing and quality assurance. The Company's operational strategy relies on outsourcing of manufacturing to reduce fixed costs and to provide flexibility in meeting market demand. The Company currently subcontracts component procurement and kitting and printed circuit board assembly to a company that specializes in these services. The Company takes the printed circuit board-based modules produced by its contract manufacturer and inserts them into product enclosures in combination with the Company's software.

    In connection with its outsourcing strategy, the Company is seeking to secure additional sources of supply, including additional contract subassembly and component manufacturers. The Company has experienced in the past, and may in the future experience, problems with its contract manufacturers, in areas such as quality, quantity and on-time delivery. In addition, the Company may in the future experience pricing pressure from its contract manufacturers.

    The Company uses a rolling six-month forecast based on anticipated product orders to determine its general materials and component requirements. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the specific supplier, purchase terms and demand for a component at a given time. Currently, the Company acquires materials and orders certain standard subassemblies based on the Company's forecast. Upon receipt of firm orders from customers, the Company assembles fully-configured systems and subjects them to a number of tests before shipment. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components.

    Although the Company generally uses standard parts and components for its products, several key components used in the manufacture of its products are currently purchased only from single or limited sources. At present, the Company's only single-sourced component is a SONET overhead terminator. Limited-sourced components used in the ASA 312 and the Remote Access Agents include a single board computer, a power supply, a touch sensor and controller, plastic housing units and other discrete components. The Company generally does not have long-term agreements with any of these single or limited sources of supply. Any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, financial condition and results of operations. Qualifying additional suppliers is time consuming and expensive and the likelihood of errors is greater with new suppliers. See "Risk Factors--Substantial Increase in Manufacturing Operations; Dependence on Contract Manufacturing and Limited Source Suppliers."

BACKLOG

    The Company's backlog at December 31, 1996 was approximately $1 million. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements, may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that its backlog cannot be considered a meaningful indicator of future financial results.

COMPETITION

    The market in which the Company's Network Information Computers and Remote Access Agents is offered is intensely competitive and subject to rapid change as a result of technological developments and other factors. The Company believes that the principal competitive factors in its market are technical resources and expertise relating to a wide range of bandwidth and protocols, product features, reliability, price, timeliness of new product introductions, timely adoption of emerging industry standards, service, support, size, name recognition and installed base.

    The Company believes that there are four current principal competitors which offer products which compete with the ASA 312, including Hewlett Packard Co., Tektronix Inc., Dynatech Corp. and Wandel & Goltermann Technologies, Inc. and less than ten other companies which offer network monitoring products, which do not provide the capability to monitor lightwave transmissions, the principal of which are Applied Digital Access Inc., Network General Corporation and Hekimian Laboratories, Inc. The companies that offer test instruments in competition with the ASA 312 do not supply network monitoring products. Accordingly, the Company believes that there are currently no competitors that provide an integrated comprehensive solution to performance monitoring transmission speeds from DS-0 through OC-12 and no providers of portable equipment which cover the full range of features offered by the ASA 312. However, such competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and technical, financial, manufacturing and marketing resources than the Company. In addition, a number of these competitors have long established relationships with the Company's customers and potential customers. The Company believes it is likely that competitors will enter the market for most if not all of the products which the Company will offer. See "Risk Factors--Competition."

INTELLECTUAL PROPERTY

    The Company relies on a combination of trade secret, copyright and trademark protection and non-disclosure agreements to protect its core technology. Although the Company has pursued and intends to continue to pursue patent protection of certain aspects of its technology that it considers important, the Company believes that its success will be largely dependent on its reputation for technology, product innovation, affordability, marketing ability and response to customers' needs. As of the date of this Report, the Company had pending two U.S. patent applications covering certain aspects of its technology. There can be no assurance that the Company will be granted any patents or that, if any patents are granted, they will provide the Company with significant protection or will not be challenged.

    The Company believes that the rapid rate of technological change and the relatively long development cycle for integrated circuits are also significant factors in the protection of the Company's intellectual property. The Company's NPTs and NPPs incorporate unique designs that have been developed based on a broad understanding of public and private networks, signaling protocols and network information requirements of the Company's customer base. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements and proprietary information and inventions agreements with its employees and suppliers, and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Accordingly, there can be no assurance that the Company will be successful in protecting its intellectual property or that the Company's rights will preclude competitors from developing products or technology equivalent or superior to those of the Company.

    The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Although the Company is not aware of any infringement or claimed infringement by its products or technology of the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertions will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all. Furthermore, litigation could result in substantial cost to and diversion of efforts by the Company regardless of outcome. Any infringement claims or litigation against the Company could materially and adversely affect the Company's business, financial condition and results of operations. In addition, the Company's growth strategy includes a plan to enter international markets and the laws of some foreign countries do not protect the Company's proprietary rights regarding its products to the same extent as do the laws of the United States. See "Risk Factors--Dependence on Proprietary Technology."

REGULATION

    The Company's products must meet industry standards and receive certification for connection to certain public telecommunications networks prior to their sale. In the United States, the Company's products must comply with various regulations promulgated by the Federal Communications Commission ("FCC") and Underwriters Laboratories. Internationally, the Company's products must comply with standards established by telecommunications authorities in various countries as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. In addition, certain planned products of the Company may be required to be certified by BellCore in order to be commercially viable. Although the Company's products have not been denied any regulatory approvals or certifications to date, any future inability to obtain on a timely basis or retain domestic or foreign regulatory approvals or certifications or to comply with existing or evolving industry standards could have a material adverse effect on the Company's business, financial condition and results of operations.

    The telecommunications industry is subject to regulation in the United States and other countries. Federal and state regulatory agencies, including the FCC and the various state Public Utility Commissions ("PUCs") and Public Service Commissions regulate most of the Company's domestic customers. In February 1996, the Telecommunications Act of 1996 (the "Telecom Act") was passed. The Telecom Act allows IXCs, RBOCs, CAPs, independent telephone companies and electric utility companies to compete with each other to provide local and long-distance service. The Company believes that the Telecom Act will increase the demand for systems, software and services as telecommunications service providers respond to the changing competitive environment by constructing new networks or enhancing existing networks.

    In addition, the FCC and a majority of the states have enacted or are considering regulations based upon alternative pricing methods. Under traditional rate of return pricing, telecommunications service providers were limited to a stated percentage of profit on their investment. Under the new method of pricing, many PUCs have relaxed or eliminated the profit cap in return for the carrier's promise to reduce or hold service prices at current levels. In some states, the PUCs and the carriers have further agreed, in order to win relaxation of profit limits, that the carriers would invest large sums to upgrade the digital and lightwave capabilities of the network. The Company believes that the new methods of price regulation could increase the demand for its products.

    Outside the United States, telecommunications networks are primarily owned by the government or are strictly regulated by the government. Although potential growth rates of some international markets are higher than those of the United States, access to such markets is often difficult due to the established relationships between the government-owned or controlled telecommunications operating company and its traditional indigenous suppliers. However, there has been a global trend towards privatization and deregulation of the state-owned telecommunications operations. The Company believes that the current trend of privatization and deregulation will continue and that such trend could enhance the Company's international opportunities.

EMPLOYEES

    As of December 31, 1996, the Company employed a full-time staff of 89 employees, of which 26 were engineering personnel, 16 were production personnel, 18 were sales staff and 29 were administrative personnel. The Company has agreements with all employees covering assignment of inventions and patents to the Company and confidentiality, as well as a comprehensive security agreement. The Company believes that its relationship with its employees is good.

RISK FACTORS

    AN INVESTMENT IN THE COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. IN ADDITION TO THE OTHER INFORMATION IN THIS REPORT, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THE ACCURACY OF WHICH IS SUBJECT TO MANY RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE SUCH A DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING RISK FACTORS.

    LIMITED OPERATING HISTORY; CUMULATIVE LOSSES. The Company commenced shipment of its initial product in February 1996. Since its inception in October 1990, the Company has incurred substantial costs to develop and enhance its technology, to create, introduce and enhance its product offerings, to establish marketing and distribution relationships, to recruit and train a sales and marketing group, and to build an administrative organization. As a consequence, the Company has incurred operating losses in each fiscal year through December 31, 1996. As of December 31, 1996, the Company had incurred cumulative losses of $8.3 million. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproven and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and there can be no assurance that the Company will sustain growth or achieve profitability.

    DEPENDENCE ON SINGLE PRODUCT; UNCERTAIN MARKET ACCEPTANCE OF PLANNED PRODUCTS. The Company has to date derived all of its sales from its initial product, the ASA 312. The Company expects that sales of the ASA 312 will continue to account for a substantial portion of the Company's sales for the foreseeable future. The market for lightwave management products is in an early stage of development and there is uncertainty regarding the size and scope of the market. The Company's future performance will depend on increased sales of the ASA 312 and the successful development, introduction and market acceptance of new and enhanced products. In January 1997, prototypes of the Company's initial Remote Access Agents were placed in field trials by a private network operator, however, the Company has not yet had sales of this product. The occurrence of undetected software or hardware errors (which frequently occur when new products are first introduced) could result in the delay or loss of market acceptance of the Company's products and the loss of credibility with its customers, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Technology," "--Products," "--Product Development" and "--Competition."

    RAPID TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCT INTRODUCTIONS. The market for the Company's products is characterized by frequent new product introductions, rapidly changing technology and continued emergence of new industry standards, any of which could adversely affect sales of the Company's products or render the Company's existing products obsolete. The Company's success will depend upon its ability to develop, manufacture and sell, in a timely fashion, new products and enhancements to its existing products that meet changing customer requirements, gain market acceptance and satisfy emerging industry standards. There can be no assurance that the Company will be able to meet these objectives, and any failure to do so could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Business--Technology," "--Products," and "--Product Development."

    COMPETITION. The market for the Company's products is intensely competitive and subject to rapid technological change, frequent product introductions with improved performance-to-price ratios and continued emergence of new industry standards. In addition to its current competitors, the Company anticipates that it will face competition from other companies as the market for its products grows and as it releases additional and enhanced products. Furthermore, many of the Company's large competitors offer customers a broader product line than the Company currently offers or can be expected to offer. Many of the Company's current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed bases, than the Company. Such companies may have a competitive advantage over the Company when selling similar products or alternative lightwave management solutions. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors. See "Business--Competition."

    SUBSTANTIAL INCREASE IN MANUFACTURING OPERATIONS; DEPENDENCE ON CONTRACT MANUFACTURING AND LIMITED SOURCE SUPPLIERS. The Company is in the process of substantially increasing its flow of materials, contract manufacturing capacity and internal test and quality functions to respond to anticipated customer demand for the ASA 312 and to reduce its order lead times. Any inability to increase product flow would limit the Company's revenue, could adversely affect the Company's competitive position and could result in cancellations of orders. The Company's operational strategy relies on outsourcing of manufacturing. The Company currently subcontracts component procurement and kitting and printed circuit board assembly to a single company (Q-1 Technologies) that specializes in those services. The Company is seeking to secure additional sources of supply, including additional contract manufacturers. Certain key components used in the manufacture of the Company's products are currently purchased only from single or limited sources. At present, the Company's only single-sourced component is a SONET overhead terminator. Limited-source components utilized in the ASA 312 include a single board computer, a power supply, a touch sensor and controller, plastic housing units and other discrete components.

    The Company has experienced, and may in the future experience, problems with its various component suppliers, such as inferior quality, insufficient quantities and late delivery. There can be no assurance that such problems will not generate material liabilities for the Company or adversely impact the Company's relations with its customers. In addition, the Company may in the future experience pricing pressure from its contract manufacturers. There can be no assurance that the Company will manage its contract manufacturers effectively or that these manufacturers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The Company intends to introduce certain new products and product enhancements in 1997, which may require that the Company rapidly achieve volume production by coordinating its efforts with those of its suppliers and contract manufacturers. The inability of the Company's contract manufacturers to provide adequate supplies of high-quality products or the loss of any of the Company's contract manufacturers could cause a delay in the Company's ability to fulfill orders while the Company identifies a replacement manufacturer and could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Business--Production."

    DEPENDENCE ON KEY PERSONNEL. The Company's success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, finance and manufacturing personnel, certain of whom would be difficult to replace. In particular, the Company believes that its future success is highly dependent on Dr. Bryan J. Zwan, its Chairman, Chief Executive Officer and President. The Company does not intend to maintain key man life insurance covering its key personnel. Until 1996, the Company was in the development stage. Most of the Company's executive officers joined the Company during the past year and, therefore, have been involved only with the most recent operating activity of the Company. The Company's success will depend to a significant extent on the retention of these executive officers, their successful performance and the ability of these executive officers to integrate themselves into the Company's daily operations and for all personnel to work effectively together as a team. See "Business--Employees" and "Directors and Executive Officers of the Registrant--Executive Officers and Directors."

    MANAGEMENT OF GROWTH. The Company has significantly expanded its operations over the past year and the success of the Company is dependent upon its continued expansion, particularly in hiring additional technical and customer support personnel, developing its sales and marketing network and expanding its manufacturing capacity. The Company may in the future undertake acquisitions that could present challenges to the Company's management, such as integrating and incorporating new operations, product lines, technologies and personnel. There can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's future operations. Failure to manage the Company's growth properly could have a material adverse effect on the Company's business, financial condition and results of operations.

    ANTICIPATED FLUCTUATIONS IN OPERATING RESULTS. It is anticipated that as the Company matures, the Company's sales and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, certain of which are outside the control of the Company, including, among others
(i) the timing and amount of significant orders from the Company's customers,
(ii) the ability to obtain sufficient supplies of sole or limited source components for the Company's products, (iii) the ability to attain and maintain production volumes and quality levels for its products, (iv) the mix of distribution channels and products, (v) new product introductions by the Company's competitors, (vi) the Company's success in developing, introducing and shipping product enhancements and new products, (vii) pricing actions by the Company or its competitors, (viii) changes in material costs and (ix) general economic conditions. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not anticipate that its backlog at the beginning of each quarter will be sufficient to achieve expected revenue for that quarter. To achieve its revenue objectives, the Company expects that it will have to obtain orders during a quarter for shipment in that quarter. As a result of all of the foregoing, there can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company's success and its ability to compete are dependent in part upon its proprietary technology. Although the Company has applied for several patents on elements of its core technology, the Company currently does not hold any patents and relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its proprietary rights in its products. There can be no assurance that the patents for which the Company has applied will be issued, that steps taken by the Company to protect its technology will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In the event that protective measures are not successful, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition, the Company's growth strategy includes a plan to enter international markets, and the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

    The Company is subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others. Given that patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, could relate to the Company's products. The Company's industry is characterized by a large number of patents, some of which have broad claims which, if valid and enforceable, would pose a risk of infringement. Although the Company is not aware that its technology infringes on the proprietary rights of others and has not received any notice of claimed infringements, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims, regardless of the merits of such claims. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to sell its products in the United States and abroad, and could obtain an award of substantial damages any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of a successful claim of infringement, the Company, its customers and end-users may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. See "Business--Intellectual Property."

    CUSTOMER CONCENTRATION.  For the year ended December 31, 1996, sales to
MCI, Ameritech and PacTel accounted for 25%, 19% and 15% of total sales, respectively. The Company does not anticipate that its sales to these customers will continue to be as significant in future periods as a percentage of total sales. The success of the Company is dependent upon broadening its customer base to increase its level of sales. Any reduction or delay in sales of its products to its principal customers or the loss of one or more of the Company's principal customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Customers."

    PRODUCT CERTIFICATIONS. The Company's products must meet industry standards and receive certification for connection to certain public telecommunications networks prior to their sale. In the United States, the Company's products must comply with various regulations promulgated by the FCC and Underwriters Laboratories. Internationally, the Company's products will be required to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. In addition, certain planned products, such as the virtual switching products, must be certified by Bell Communications Research, Inc. ("Bellcore") to be commercially viable. Although the Company's products have not been denied any regulatory approvals or certifications to date, any future inability to obtain on a timely basis or retain domestic or foreign regulatory approvals or certifications or to comply with existing or evolving industry standards could have a material adverse effect on the Company's business, financial condition and results of operations.

    CONTROL BY PRINCIPAL STOCKHOLDER. The Company's Chairman, Chief Executive Officer and President, together with entities affiliated with him, beneficially owns approximately 76% of the Company's outstanding Common Stock. Accordingly, he is able to elect the Company's directors, will retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over the affairs of the Company, including the power to delay or prevent a change in control of the Company. See "Security Ownership of Certain Beneficial Owners and Management."

    FACTORS INHIBITING TAKEOVER. Certain provisions of the Company's charter documents, including provisions limiting the ability of stockholders to take action by written consent and limiting the ability of stockholders to raise matters at a meeting of stockholders without giving advance notice, and provisions establishing supermajority affirmative voting requirements as a prerequisite to certain extraordinary corporate transactions, may have the effect of delaying or preventing changes in control or management of the Company, which could have an adverse effect on the market price of the Company's Common Stock. The Board of Directors has authority to issue up to 20,000,000 shares of Preferred Stock and to fix the rights, preferences, privileges and restrictions, including voting rights, of these shares without any further vote or action by the stockholders. The rights of the holders of the Company's Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock, and, as a result, the issuance of such Preferred Stock could have a material adverse effect on the market value of the Common Stock. In addition, Section 203 of the Delaware General Corporation Law restricts certain business combinations with any "interested stockholder" as defined by such statute.

    SHARES ELIGIBLE FOR FUTURE SALE. Sales of a substantial number of shares of Common Stock in the public market could adversely affect the market price for the Company's Common Stock. In connection with the Company's recent initial public offering (the "Initial Public Offering"), all directors and officers of the Company and each of the selling stockholders therein agreed with the underwriters not to sell or otherwise dispose of any shares of Common Stock for a period of 180 days after February 5, 1997 (the "Lock-Up Agreements"), without the prior written consent of Credit Suisse First Boston Corporation ("CSFBC"). Beginning 180 days after such date, assuming that CSFBC does not consent to any sales prior to such time, approximately 21,167,524 shares of Common Stock subject to the Lock-Up Agreements will become eligible for sale in the public market, subject to compliance with the provisions of Rule 144 ("Rule 144"), promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Of those shares, 20,000,000 shares of Common Stock are held by Dr. Zwan, the Company's Chairman of the Board, Chief Executive Officer and President. As an "affiliate" (as defined under Rule 144) of the Company, Dr. Zwan may only sell his shares of Common Stock in the public market after the 180-day period and in compliance with the volume limitations of Rule 144. At various times on and after April 29, 1997, approximately 410,253 shares of Common Stock, which are held by "non-affiliates" (as defined under Rule 144) of the Company and are not subject to the Lock-Up Agreements, will become eligible for sale in the public market subject to the requirements of Rule 144.

    POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the shares of Common Stock is likely to be highly volatile and may be significantly affected by factors such as actual or anticipated fluctuations in the Company's results of operations and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

                                       GLOSSARY

    ADD/DROP - Adding is including a lower transmission rate signal in a higher transmission rate signal. For example, an OC-3 signal can be added to an OC-12 signal without altering the OC-3 signal. Dropping is removing a lower transmission rate signal from a higher transmission rate signal.

    ASYNCHRONOUS - Signals that are not generated from the same timing reference and are therefore not identical in frequency.

    ATM (ASYNCHRONOUS TRANSFER MODE) - An information transfer standard that is one of a general class of technologies that relay traffic by way of an address contained within the first five bytes of a standard 53-byte-long packet or cell. The ATM format can be used by many different information systems, including the public telecommunications network, WANs and LANs, to deliver traffic at varying rates, permitting the efficient delivery of enhanced data services and multimedia, which is a mix of voice, video and data.

    BANDWIDTH - The range of frequencies that can be transmitted through a medium, such as glass fibers, without distortion. The greater the bandwidth, the greater the information-carrying capacity of such medium.

    BIT - A contraction of the term binary digit which represents a single digit of information expressed as a 0 or 1, high or low, or yes or no.

    BROADBAND - A communications system that can transmit large quantities of voice, data and video. Examples of broadband communication systems include DS-3, which can transmit 672 simultaneous voice conversations and higher speed fiber optic systems or a broadcast television station signal, which can transmit high resolution audio and video signals into the home. Broadband connectivity is also an essential element for interactive multimedia applications.

    CAP (COMPETITIVE ACCESS PROVIDER) - A company that provides its customers with an alternative to the RBOC for local transport of private line, special access and interstate transport of telecommunications service.

    CROSS-CONNECT EQUIPMENT - Distribution system equipment used to terminate and administer communication circuits. In a wire cross connect, jumper wires or patch cords are used to make circuit connections. In an optical cross connect, fiber patch cords are used.

    DEMULTIPLEX - The process of separating two or more signals that were previously multiplexed.

    DIGITAL - A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission and switching technologies (both fiber and microwave) employ a sequence of these pulses to represent information as opposed to the continuously variable analog signal. The precise digital numbers minimize distortion (such as graininess or snow in the case of video transmission, or static or other background distortion in the case of audio transmission).

    DS-0, DS-1, DS-3 - Standard telecommunications industry digital signal formats, which are distinguishable by bit rate (the number of binary digits (0 and 1) transmitted per second). DS-0 service has a bit rate of 64 Kbps and can transmit one voice conversation. DS-1 service has a bit rate of 1.544 Mbps and can transmit 24 simultaneous voice conversations. DS-3 service has a bit rate of 45 megabits per second and can transmit 672 simultaneous voice conversations.

    EMAIL OR ELECTRONIC MAIL - The transmission of memoranda and messages over a network. Users can send eMail to a single recipient or broadcast it to multiple users.

    ETHERNET - A protocol commonly used on LANs.

    ENHANCED DATA SERVICES - Products and services designed for the transport and delivery of integrated information to include voice, data and video and any combination thereof.

    FEAC (FAR END ALARM AND CONTROL) - A special sequence of bits which enable telecommunications service providers to control the functioning of a remote network element.

    FCC - Federal Communications Commission.

    FIBER OPTIC - A transmission medium consisting of a core of glass or plastic surrounded by a protective cladding, strengthening material and outer jacket which guides light pulses introduced into the fiber by a laser.

    FIRMWARE - Software that is contained permanently in a hardware device and which can be rewritten.

    GATE ARRAY - A circuit that has a number of logical circuits arranged in an array, or regular pattern, normally customized to suit a specific application.

    GIGABIT PER SECOND (GBPS) - One billion bits of information per second.
The information carrying capacity (i.e., bandwidth) of a circuit may be measured in "gigabits per second."

    GRAPHICAL USER INTERFACE - A type of display format that enables the user to choose commands, start programs and see lists of files and other options by pointing to pictorial representations and lists of menu items on the screen.

    INTEGRATED CIRCUIT (MICROPROCESSOR) - A series of miniaturized interconnected electronic circuits inseparably associated within a silicon or geranium substitute.

    INTERNET - The name used to refer to the world's largest internetwork, consisting of thousands of networks joined by the Internet suite of protocols.

    IXC (INTEREXCHANGE CARRIER) - A company providing long distance services or service within local access and transport areas on an intrastate or interstate basis.

    KILOBIT PER SECOND (KBPS) - One thousand bits of information per second.
The information-carrying capacity (i.e., bandwidth) of a circuit may be measured in "kilobits per second."

    LAN (LOCAL AREA NETWORK) - A group of computers and other devices dispersed over a relatively limited area and connected by a communications link that enables any device to interact with any other on the network.

    LEGACY - Older generations of transmission technologies which continue to be utilized in telecommunications networks.

    LIGHTWAVE - Light as a communication signal over fiber-optic cable traveling as discrete pulses, each representing one bit of digital information.

    LIGHTWAVE MANAGEMENT - Perception, evaluation, control and transmission of lightwave communications.

    MAPPING - A procedure of loading data into a group of bits of data (which are marked off with flags to indicate the beginning and end of the group) such that specific pieces of data can be located within the group of bits by network equipment.

    MEGABIT PER SECOND (MBPS) - One million bits of information per second.
The information-carrying capacity (i.e., bandwidth) of a circuit may be measured in "megabits per second."

    MULTIPLEX - The process of combining two or more signals for transmission over the same circuit or channel at the same time.

    NETWORK ELEMENT - A functional entity in a network, such as a multiplexer, a switch interface or a digital cross-connect.

    NETWORK PROTOCOL PROCESSORS (NPPS) - Modular hardware platforms for the processing of various ranges of bandwidths and protocols.

    NETWORK PROTOCOL TRANSLATORS (NPTS) - Modular gate arrays that supply discrete network information from signals at specific bandwidths and on specific protocols.

    NON-BLOCKING SWITCH MATRIX - An internal switch in a system that has the ability to switch multiple transmissions to different circuits simultaneously without causing congestion internally in the switch.

    NON-VOLATILE MEMORY - A type of memory that does not lose its content when power is turned off or lost. It can be used as a virtual hard disk.

    OC-1, OC-3, OC-3C, OC-12, OC-48 - Optical carrier signaling rates, measured in bits transmitted per second. The basic rate for OC-1 is 51.840 Mbps. All higher levels are direct multiples of OC-1 (e.g., OC-12 = 12 times 51.840 Mbps).

    OEM (ORIGINAL EQUIPMENT MANUFACTURER) - The customer of a component manufacturer, which integrates the components into the products sold by the customer in the ordinary course of its business.

    OVERHEAD - Information carried in network transmissions, other than payload, including routing information, error-checking characters and status and operational information.

    PAYLOAD - User transmitted data, including voice, data and/or video content, which may include network management and accounting information.

    PCMCIA (PERSONAL COMPUTER MEMORY CARD INTERNATIONAL ASSOCIATION) CARD - A credit card sized card that plugs directly into a computer. The card can have many different functions, such as providing additional memory, modem capabilities, LAN connections, and interfaces.

    PDH (PLESIOCHRONOUS DIGITAL HIERARCHY) - Two or more signals that are not generated from the same timing reference but are nominally at the same frequency to a defined degree of precision.

    PROTOCOL - A specific set of rules, procedures or conventions relating to the format and timing of data transmission between two devices.

    RAM - Random access memory.

    RBOCS (REGIONAL BELL OPERATING COMPANIES) - The seven local telephone companies (formerly part of AT&T) established by court decree in 1982.

    REMOTE ACCESS AGENT - A product of the Company designed to be distributed throughout a network to provide network operators with real-time information concerning the network segments where the Remote Access Agent has been installed. This product can be centrally monitored and administered.

    SDH (SYNCHRONOUS DIGITAL HIERARCHY) - An electronics and network architecture utilized on most continents other than North America for variable bandwidth products which enables transmission of voice, video and data (multimedia) at very high speeds.

    SOFTWARE CALIBRATION - Calibration of equipment using software functions that measure and adjust through software controllable parameters.

    SONET (SYNCHRONOUS OPTICAL NETWORK TECHNOLOGY) - An electronics and network architecture utilized primarily in North America for variable-bandwidth products which enables transmission of voice, video, and data (multimedia) at very high speeds.

    SWITCH - A device that opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is a process of interconnecting circuits to form a transmission path between users.

    SWITCH MATRIX - A series of gate arrays which provide for the routing of signals from one circuit path to another.

    T-CARRIER OR T-1 OR T-3 - Insulated copper wire cables which carry electrically transmitted digital signals. A T-1 cable carries a DS-1 signal (1.544 Mbps), and a T-3 cable carries a DS-3 signal (45 Mbps). Also, a generic name for any of several digitally multiplexed carrier systems originally designed to carry digitalized voice signals.

    TEST INSTRUMENTS - Equipment that measures the conditions of a signal on a fiber or metallic cable, which measures level, frequencies and faults in signal information.

    UTP (UNSHIELDED TWISTED PAIR) - A type of cable that is common for telephone and data traffic to the end user.

    VIRTUAL SWITCHING PRODUCT - A product the Company plans to develop which will provide connections among end systems on demand.

    WAN (WIDE AREA NETWORK) - A group of LANs dispersed over a relatively wide area and interconnected on dedicated telecommunication lines.

    WEB OR WORLD WIDE WEB OR WWW - An Internet network that links documents by providing hypertext links from server to server. It allows a user to jump from document to related document no matter where it is stored on the Internet. World Wide Web client programs, or Web browsers, allow users to "browse" the Web.

ITEM 2.  PROPERTIES.

FACILITIES

    The Company occupies a headquarters facility of 15,824 square feet in Clearwater, Florida, with rent payable in the amount of approximately $279,100 per year plus a portion of operating expenses. This facility is leased through January 31, 1998. The Company has an option to extend the term of the lease for an additional three-year period.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is not a party to any material litigation and is not aware of any pending or threatened material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the fourth quarter of the fiscal year covered by this Report, the following matters were approved by 89% of the shares of the Company's Common Stock then issued and outstanding, pursuant to a Written Consent of Stockholder (in lieu of special meeting) dated October 31, 1996:

    1. A reverse stock split on a two-for-three basis of the shares of the Company's Common Stock then issued and outstanding (the "Reverse Stock Split");

    2. Certain amendments to the Company's Certificate of Incorporation to give effect to the Reverse Stock Split; and

    3. An amendment to the Digital Lightwave, Inc. 1996 Stock Option Plan in order to maintain the number of shares of Common Stock available for issuance under such plan (after giving effect to the Reverse Stock Split) at 5,000,000 shares.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's shares of Common Stock have traded on the Nasdaq National Market System under the symbol DIGL since February 6, 1997. The prices set forth below represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

                                     Common Stock
                                                Low            High
February 6, 1997 through March 27, 1997       $7 1/8          $13 3/8

    On March 27, 1997, the closing bid and ask prices of the Company's Common Stock were $7 1/8 and $7 5/8, respectively.

    As of February 28, 1997, there were 58 holders of record and in excess of 525 beneficial owners of the Company's Common Stock. The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

                               SELECTED FINANCIAL DATA
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

    The following selected financial data are derived from the Financial Statements of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and Notes thereto.

                                                                                  YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------------------------------------
                                                              1992           1993           1994           1995           1996
                                                           ----------     ----------     ----------     ----------     ----------
STATEMENTS OF OPERATIONS DATA:
    Sales..................................                $        -     $        -     $        -     $        -     $    6,044
    Cost of sales..........................                         -              -              -              -          2,079
                                                           ----------     ----------     ----------     ----------     ----------
    Gross profit                                                    -              -              -              -          3,965
    Operating expenses:
      Research and development.............                       366            439          1,241          1,508          2,403
      Selling, general and administrative..                        77            106            327          1,217          3,086
                                                           ----------     ----------     ----------     ----------     ----------
    Total operating expenses...............                       443            545           1568          2,725          5,489
    Operating income (loss)................                      (443)          (545)        (1,568)        (2,725)        (1,524)
    Net interest income (expense)..........                       (16)           (41)          (114)          (613)          (384)
    Other income (expense).................                         -              -              -              4           (200)
                                                           ----------     ----------     ----------     ----------     ----------
    Income (loss) before income taxes......                      (459)          (586)        (1,682)        (3,334)        (2,108)
    Provision for income taxes.............                        (1)            (1)            (1)             -              -
                                                           ----------     ----------     ----------     ----------     ----------
    Net income (loss)......................                $     (460)    $     (587)    $   (1,683)    $   (3,334)    $   (2,108)
                                                           ----------     ----------     ----------     ----------     ----------
                                                           ----------     ----------     ----------     ----------     ----------
    Net income (loss) per share............                $    (0.01)    $    (0.01)    $    (0.04)    $    (0.08)    $    (0.10)
                                                           ----------     ----------     ----------     ----------     ----------
                                                           ----------     ----------     ----------     ----------     ----------
    Weighted average shares outstanding(1).                41,044,921     41,044,921     41,044,921     39,443,614     21,829,235



                                                                                         December 31,
                                                           ----------------------------------------------------------------------
                                                              1992           1993           1994           1995           1996
                                                           ----------     ----------     ----------     ----------     ----------
BALANCE SHEET DATA:
    Working capital (deficit)....................          $     (104)    $     (725)    $   (1,939)    $   (8,595)    $    2,349
    Total assets.................................                 299            194            332          1,277          6,374
    Short-term notes payable.....................                 257            555          1,602          7,897            750
    Long-term debt...............................                  --             --            500             --             --
    Total stockholders' equity (deficit).........                 (58)          (645)        (2,328)        (8,163)         3,449

_______________________________

    (1) On November 30, 1995, 19,215,686 shares of Common Stock were purchased by the Company from a former stockholder pursuant to an option granted to the Company by the former stockholder in February 1995. See "Certain Relationships and Related Transactions--Transactions with Former Stockholder."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THIS REPORT CONTAINS CERTAIN STATEMENTS OF A FORWARD-LOOKING NATURE
RELATING TO FUTURE EVENTS OR THE FUTURE PERFORMANCE OF THE COMPANY. PROSPECTIVE INVESTORS ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, PROSPECTIVE INVESTORS SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS IDENTIFIED IN THIS REPORT, INCLUDING THE MATTERS SET FORTH ABOVE UNDER THE CAPTION "RISK FACTORS," WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

    The Company manufactures and sells Network Information Computers, has developed prototypes of certain Remote Access Agents and has other products in design and development. The Company's products are based on the Company's core software, firmware and hardware technology which was developed over a five year period. In February 1996, the Company commenced sales of the ASA 312. To date, the Company has not entered into long term agreements or blanket purchase orders for the sale of its products, but generally obtains purchase orders for immediate shipment and other cancelable purchase commitments. The Company's sales during a particular quarter are, therefore, highly dependent upon orders placed by customers during the quarter. Consequently, sales may fluctuate significantly from quarter to quarter due to the timing and amount of orders from customers, among other factors.

    The Company allocates all of its fixed production costs to the cost of goods sold of those products shipped during a given period. Accordingly, gross profit may fluctuate significantly from period to period as a result of the change in overall sales volumes. Gross profit may be affected in the future by the introduction of new products which generate differing gross margins and by the sales mix during a given period. The Company plans to pursue OEM relationships with respect to the sale of Remote Access Agents. The Company has not negotiated any such arrangements but anticipates that its pricing to OEMs would be less than with respect to direct sales resulting in lower gross margins in connection with these arrangements. However, sales and marketing expenses are generally lower in the case of sales to OEMs.

    The Company believes that its operating expenses will continue to increase as a result of a variety of factors including: (i) increased research and development expenses associated with the completion of the products in development and the continued enhancement of existing products; and
(ii) increased selling, general and administrative expenses associated with continued expansion of sales and marketing capabilities, product advertising and promotion. See "Business--Product Development." The Company recognizes research and development expenses when incurred.

RESULTS OF OPERATIONS

    1996 COMPARED TO 1995

    SALES. Sales of the ASA 312 increased from $0 for 1995 to $6.0 million for 1996 reflecting the initiation of sales of the ASA 312 during the first quarter of 1996. Total sales of $185,000, $1.1 million, $1.7 million and $3.0 million were made during the first, second, third and fourth quarters of 1996, respectively. During 1996, sales to MCI, Ameritech and PacTel accounted for 25%, 19% and 15% of total sales, respectively. The Company does not anticipate that the sales to these customers will continue to be as significant in future periods as a percentage of sales. The success of the Company is dependent upon broadening its customer base to increase its level of sales.

    COST OF GOODS SOLD. Cost of goods sold increased from $0 for 1995 to $2.1 million for 1996. Gross margin on the sale of ASA 312 units during 1996 was 66%. Cost of goods sold includes direct costs of subassemblies and components, fixed costs of the Company's production department, indirect costs, and contract services. Fixed production costs amounted to $495,000 for 1996.

    OPERATING EXPENSES. Operating expenses increased 101% from $2.7 million for 1995 to $5.5 million for 1996 as a result of increases in research and development and selling, general and administrative expenses. Research and development expense increased 59% from $1.5 million for 1995 to $2.4 million for 1996 primarily as a result of adding engineering personnel to broaden the Company's technology and to develop new products. Selling, general and administrative expenses increased 154% from $1.2 million for 1995 to $3.1 million for 1996 primarily due to facility expansion, employment of managerial and support staff and commissions directly related to sales.

    NET INTEREST EXPENSE. Net interest expense decreased 37% from $613,000 for 1995 to $384,000 for 1996 primarily due to the reduction in servicing short-term debt, all but $750,000 of which had been repaid as of the date of this Report.

    NET OTHER EXPENSE. Net other expense increased from $0 for 1995 to $200,000 for 1996 primarily due to nonrecurring extension fee payments associated with short term indebtedness of the Company which had been repaid prior to the date of this Report.

    1995 COMPARED TO 1994

    OPERATING EXPENSES. Operating expenses increased 74% from $1.6 million for 1994 to $2.7 million for 1995 as a result of increases in research and development and selling, general and administrative expenses. Research and development expense increased 22% from $1.2 million for 1994 to $1.5 million for 1995 as a result of additional personnel costs incurred to support the development of enhancements to new applications for and pre-production costs related to the ASA 312. Selling, general and administrative expense increased 272% from $327,000 for 1994 to $1.2 million for 1995 due to the hiring of additional administrative personnel and costs associated with the introduction of the ASA 312 at trade shows.

    NET INTEREST EXPENSE. Net interest expense increased 438% from $114,000 for 1994 to $613,000 for 1995 primarily as a result of the incurrence of indebtedness to finance operations.

    1994 COMPARED TO 1993

    OPERATING EXPENSES. Operating expenses increased 188% from $545,000 for 1993 to $1.6 million for 1994 as a result of increases in research and development and selling, general and administrative expenses. Research and development expense increased 183% from $439,000 for

1993 to $1.2 million for 1994 primarily as a result of an increase in technical personnel to support development of the Company's technology, the purchase of components to manufacture prototype products and product design expenses associated with the ASA 312. Selling, general and administrative expenses increased 208% from $106,000 for 1993 to $327,000 for 1994, primarily as a result of increased personnel and employee relocation costs.

    NET INTEREST EXPENSE. Net interest expense increased 178% from $41,000 for 1993 to $114,000 for 1994 primarily as a result of reliance on external debt to finance operations.

LIQUIDITY AND CAPITAL RESOURCES

    During the year ended December 31, 1996, the Company sold 2,518,917 shares of Common Stock in private transactions, including the issuance of 1,283,001 shares upon the exercise of outstanding options and warrants, for an aggregate of $13.7 million, and issued $750,000 in 18% unsecured subordinated promissory notes due May 31, 1997 (the "Notes"). The proceeds from the sale of such shares of Common Stock were used for working capital and to retire all of the Company's indebtedness other than the Notes. The Company's working capital position improved from a deficit of $8.6 million as of December 31, 1995 to a surplus of $2.3 million as of December 31, 1996 primarily due to the issuance of Common Stock, increases in accounts receivable and decreases in short-term obligations. During February 1997, the Company sold 3,658,860 shares of Common Stock pursuant to the Initial Public Offering for an aggregate of $40.8 million (before deducting related expenses payable by the Company), which was utilized to retire the Notes and increase working capital.

    The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. As a result of the substantial quarterly increases in sales, trade accounts receivable increased to $2.5 million as of December 31, 1996. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

    Management estimates that capital expenditures will be approximately $4.0 million in 1997, primarily for the purchase of equipment related to product development and automation of production operations, for the purchase of tooling for plastic injection production molds, for ASA 312 production and for furniture, fixtures and equipment in connection with leasing additional space for the Company's operations.

    The Company believes that the proceeds from the Initial Public Offering and anticipated cash flow from operations will be sufficient to fund the Company's working capital and capital expenditure requirements at budgeted levels through 1997.

QUARTERLY OPERATING RESULTS (UNAUDITED)

    The following table presents unaudited quarterly operating results for each of the Company's quarters during the year ended December 31, 1996. This information has been prepared by the Company on a basis consistent with the Company's financial statements and includes all adjustments, consisting only of normal recurring accruals, in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future operating results. This information should be read in conjunction with the Financial Statements of the Company and Notes thereto included elsewhere in this Report.


                                                                               THREE MONTHS ENDED
                                            --------------------------------------------------------------------------------
                                               MAR. 31,    % OF      JUN. 30,   % OF     SEP. 30,  % OF    DEC. 31,    % OF
                                                1996       SALES      1996      SALES      1996    SALES     1996      SALES
                                            ----------     -----     -------   ------    --------  ------  --------    -----
                                                             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales....................................      $   185      100%    $1,129      100%   $ 1,723      100%    $3,007      100%
Gross profit.............................           60       32%       732       65%     1,093       63%     2,080       69%
Operating expenses:
  Research and development...............          464      251%       522       46%       667       39%       750       25%
  Selling, general and administrative....          421      228%       591       52%       933       54%     1,141       38%
                                               -------   -------    ------    ------   -------   -------    ------    ------
Total operating expenses.................          885               1,113               1,600               1,891       63%
Operating income (loss)..................         (825)               (381)               (507)                189        6%
Net interest income (expense)............         (309)                (88)                (17)                 30        1%
Other income (expense)...................            2                   3                (198)                 (7)       0%
                                               -------              ------             -------              ------    ------
Net income (loss)........................      $(1,132)             $ (466)            $  (722)             $  212        7%
                                               -------              ------             -------              ------
                                               -------              ------             -------              ------
Net income (loss) per share..............      $ (0.06)             $(0.02)            $ (0.03)             $ 0.01
                                               -------              ------             -------              ------
                                               -------              ------             -------              ------

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements of the Company are annexed to this Report as pages F-1 through F-17.

                                                                          Page
                                                                          ----
    Report of Independent Accountants                                      F-2
    Balance Sheets                                                         F-3
    Statements of Operations                                               F-4
    Statements of Stockholders' Equity (Deficit)                           F-5
    Statements of Cash Flows                                               F-6
    Notes to Financial Statements                                          F-7


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

    The following table sets forth certain information concerning the executive officers and directors of the Company:

    NAME                          AGE  POSITION
    ----                          ---  --------
    Bryan J. Zwan                 49   Chairman of the Board, Chief Executive
                                       Officer, President and Director
    Seth P. Joseph                42   Senior Executive Vice President and
                                       Director
    Beth A. Morris                43   Vice President, Finance and Secretary
    Eric A. Mitchell              37   Vice President, National Account Sales
    Gerald T. Gentile             36   Vice President, Engineering
    Thomas V. Williams            45   Vice President, Manufacturing
    Kenneth T. Myers              42   Vice President, Advanced Products
    Denise Licciardi              36   Vice President, Administration
    Daniel Lorch                  45   Vice President, Customer Development
    Robert Goransson              37   Vice President, Qualifications
    Doug C. Dohring               38   Director
    William F. Hamilton           57   Director
    William Jefferson Marshall    41   Director

_______________________

    DR. ZWAN founded the Company in October 1990 and has served as Chairman of the Board, Chief Executive Officer and a Director since the Company's inception and served as its President from inception until March 1996 and since October 1996. From 1987 to 1991, Dr. Zwan was Chief Executive Officer of Digital Photonics, Inc. ("DPI"), a SONET multiplexer manufacturer which he founded in 1987. DPI was purchased in December 1990 by Digital Transmission Systems, Inc., a manufacturer of digital cross-connect equipment and DS1 modems. From 1985 to 1987, Dr. Zwan was Vice President, Optical Products at DSC Communications Corporation, a global provider of telecommunication transmission, cross-connect and network access equipment. Dr. Zwan was a member of the Research Facility Staff at the Massachusetts Institute of Technology for two years, and holds a Ph.D. in Space Physics from Rice University and B.S. degrees in Physics and Chemistry from the University of Houston.

    MR. JOSEPH has been Senior Executive Vice President and a Director of the Company since September 1996. For more than the five years prior to September 1996, he was a partner in the law firm of Baker & McKenzie, during which time he concentrated on corporate finance, merger and acquisition transactions and providing general corporate advice.

    MS. MORRIS has been Vice President, Finance of the Company since
January 1996. Prior to joining the Company as Controller in January 1995, from July 1989 through October 1994, Ms. Morris was the Controller of Tredegar Molded Products Co. Technical Center, a division of Tredegar

Industries, Inc., a developer and producer of molded plastic products, where she performed various administrative functions in accounting, purchasing and human resources. Ms. Morris is a Certified Public Accountant in the State of Florida.

    MR. MITCHELL has been Vice President, National Account Sales of the Company since September 1996, having served as Vice President, Sales of the Company from April 1995 to September 1996. From October 1992 to March 1995, Mr. Mitchell was the National Sales Manager and then President of Crown Herald, Inc., a manufacturer of imprinted corporate products, where he was initially responsible for various sales and marketing activities and later for all phases of operations. Prior to that, from March 1989 to October 1992, Mr. Mitchell was Regional Manager of Penn Corporation, a manufacturer of imprinted corporate products.

    MR. GENTILE has been Vice President, Engineering of the Company since January 1997. From March 1995 to January 1997 he served as Engineering and Scientific Manager of the Microwave Logic Products Division of Tektronix Inc., having previously served as the Engineering Manager of Microwave Logic, Inc. from April 1990 to March 1995. Mr. Gentile holds a B.S.E.E. from the University of Massachusetts.

    MR. WILLIAMS has been Vice President, Manufacturing of the Company since April 1995. Prior to joining the Company, from March 1994 to April 1995,
Mr. Williams was an independent consultant to Lockheed Martin Corporation, a defense contractor. From February 1991 to March 1994, Mr. Williams was a Program Manager at Group Technologies Corporation, a manufacturer of computers and electronic products.

    MR. MYERS has been Vice President, Advanced Products of the Company since June 1996, having served as Engineering and Design Manager since joining the Company in September 1991. Prior to joining the Company, Mr. Myers was the Chief Engineer at DPI from 1987 to 1991.

    MS. LICCIARDI has been Vice President, Administration of the Company since September 1996. Prior to joining the Company, Ms. Licciardi was Vice President, Administration at New Link, Inc., a telecommunications company, from April 1994 until August 1996, and Executive Vice President at Real World Corporation, a software supplier, from May 1984 until March 1994.

    MR. LORCH has been Vice President, Customer Development of the Company since June 1996. Prior to joining the Company, from June 1980 to June 1996, he served as Chief Executive Officer and President of D. C. Digital Engineering, Inc., a nationwide field service and computer maintenance company.

    MR. GORANSSON has been Vice President, Qualifications of the Company since August 1996, having previously served as Quality Assurance Manager of the Company from March 1996 to August 1996. Prior to joining the Company, he served as Project Manager at Ericsson Network Systems, a manufacturer of telephone switching systems, from April 1981 until March 1996.

    MR. DOHRING was elected as a Director of the Company in June 1996. He serves as Chairman of the Board of The Dohring Company, Inc., a firm founded by Mr. Dohring which provides market research and consulting services. In 1995, The Dohring Company had 75 employees and ranked 54th on Advertising Age's list of the top 100 market research firms in the nation. Mr. Dohring served as

President of the Company from March 1996 to October 1996. From its inception in 1986 until March 1996, he served as Chief Executive Officer of The Dohring Company, Inc.

    DR. HAMILTON is the Landau Professor of Management and Technology at the Wharton School of the University of Pennsylvania and has been a professor at the University of Pennsylvania since July 1967. He is also a director of the following public companies: Centocor, Inc., Hunt Manufacturing Co., Marlton Technologies, Inc. and Neose Technologies, Inc.

    MR. MARSHALL is a Senior Managing Director and the Chief Technical Officer of Bear, Stearns & Co., Inc., responsible for its telecommunications and information technology operations, and has been employed with Bear, Stearns & Co., Inc. since September 1986. He is a co-founder of the ATM Forum.

BOARD OF DIRECTORS

    The Board of Directors currently consists of five members, Messrs. Zwan, Joseph, Dohring, Hamilton and Marshall. The Company's Bylaws provide that the Board of Directors can fix the authorized number of directors from time to time between one and nine. The Board of Directors intends to establish committees, including executive, compensation and audit committees, each of which will report to the Board of Directors.

    Executive officers are appointed by, and serve at, the discretion of the Board of Directors. There are no family relationships among any of the directors or executive officers of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The directors, officers and beneficial owners of more than ten percent
(10%) of the Company's Common Stock were not subject to the requirements of
Section 16 of the Securities Exchange Act of 1934, as amended, during the fiscal year ended December 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

    During 1996, directors did not receive compensation for serving as members of the Board of Directors. Directors of the Company who are not officers or employees of the Company will receive an annual fee of $10,000. Directors are reimbursed for travel and other expenses relating to attendance at meetings of the Board of Directors or committees.

EXECUTIVE COMPENSATION

    The following table shows, for the year ended December 31, 1996, the cash and other compensation awarded to, earned by or paid to Dr. Zwan and each other executive officer who earned in excess of $100,000 for all services in all capacities (the "Named Executive Officers"):

                              SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM
                                                                                         COMPENSATION
                                                                                            AWARDS
                                                                                         ------------
                                                                ANNUAL COMPENSATION       SECURITIES
                                                                -------------------       UNDERLYING        OTHER
NAME AND PRINCIPAL POSITIONS                                  SALARY          BONUS       OPTIONS (#)   COMPENSATION(1)
----------------------------                                 --------        -------     ------------   ---------------
Bryan J. Zwan.....................................           $300,000           $ --             --       $215,340
    Chairman of the Board, President and
    Chief Executive Officer
Kenneth T. Myers..................................            100,000             --        100,000         81,495
    Vice President, Advanced Products
Eric A. Mitchell..................................             57,636             --         20,000         34,861
    Vice President, National Account Sales
Doug C. Dohring...................................            101,155             --        176,667         36,282
    Former President
Elizabeth W. Weigand..............................            122,500             --          7,000(2)      50,000
    Former Executive Vice President
Al G. Zwan........................................             21,650             --             --         97,520
    Former Executive Vice President


______________________________

(1) Includes deferred compensation of $215,340 received by Bryan J. Zwan from the Company for 1995. Includes deferred compensation of $81,495 received by Kenneth T. Myers from the Company for 1991. Includes sales commissions of $34,861 received by Eric A. Mitchell from the Company for 1996. Includes deferred compensation of $97,520 received by Al G. Zwan from the Company for 1994 and 1995. Includes deferred compensation of $50,000 received by Elizabeth W. Weigand from the Company for 1994 and 1995.
(2) Of the 28,000 options originally granted to Ms. Weigand, 21,000 options have expired because Ms. Weigand is no longer an employee of the Company.

OPTION PLAN

    The Company's 1996 Stock Option Plan (the "Option Plan") became effective on March 5, 1996. The purpose of the Option Plan is to attract and retain qualified personnel, to provide additional incentives to employees, officers and consultants of the Company and to promote the success of the Company's business. A reserve of 5,000,000 shares of the Company's Common Stock has been established for issuance under the Option Plan. The Option Plan is administered by the Board of Directors who may delegate the administration of the plan to a committee of the Board of Directors. The Board of Directors now has, and such committee would have, complete discretion to determine which eligible individuals are to receive option grants, the number of shares subject to each such grant, the status of any granted option as either an incentive stock option or a non-statutory option, the vesting schedule to be in effect for the option grant and the maximum term for which any granted option is to remain outstanding.

    Each option granted under the Option Plan has a maximum term of ten years, subject to earlier termination following the optionee's cessation of service with the Company. Options granted under the Option Plan may be exercised only for fully vested shares. The exercise price of incentive stock options and non-statutory stock options granted under the Option Plan must be at least 100% and 85%, respectively, of the fair market value of the stock subject to the option on the date of grant

(or 110% with respect to holders of more than 10% of the voting power of the Company's outstanding stock). The Board of Directors or, when appointed, such committee, has the authority to determine the fair market value of the stock. The purchase price is payable immediately upon the exercise of the option. Such payment may be made in cash, in outstanding shares of Common Stock held by the participant, through a promissory note payable in installments over a period of years or any combination of the foregoing.

    The Board of Directors may amend or modify the Option Plan at any time, provided that no such amendment or modification may adversely affect the rights and obligations of the participants with respect to their outstanding options or vested shares without their consent. In addition, no amendment of the Option Plan may, without the approval of the Company's stockholders (i) modify the class of individuals eligible for participation, (ii) increase the number of shares available for issuance, except in the event of certain changes to the Company's capital structure, or (iii) extend the term of the Option Plan. The Option Plan will terminate on March 4, 2006, unless sooner terminated by the Board of Directors.

    As of December 31, 1996, the Company had outstanding options under the Option Plan for an aggregate of 1,250,037 shares of Common Stock.

                          OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information concerning stock options awarded to each of the Named Executive Officers during the year ended December 31, 1996. All such options were awarded under the Option Plan.


                                                                                                   POTENTIAL REALIZED
                                                                                                        VALUES AT
                                                                                                     ASSUMED ANNUAL
                                                                                                         RATES OF
                                                                                                       STOCK PRICE
                                                                                                     APPRECIATION FOR
                                                           INDIVIDUAL GRANTS                          OPTION TERM(1)
                                  -----------------------------------------------------------      -------------------
                                                   % OF TOTAL
                                   NUMBER OF         OPTIONS
                                   SECURITIES      GRANTED TO
                                   UNDERLYING       EMPLOYEES     EXERCISE
                                    OPTIONS         IN FISCAL       PRICE         EXPIRATION
    NAME                           GRANTED (#)         YEAR         ($/SH)           DATE          5%             10%
    ----                           -----------     -----------    ---------       ----------    ---------      ---------
Bryan J. Zwan...............              --             --             --             --             --              -
Kenneth T. Myers............         100,000           8.0%             $5           3/02       $170,000       $386,000
Eric A. Mitchell............          20,000           1.6%             $5           3/02         34,000         77,200
Doug C. Dohring.............         176,667          14.1%             $5          12/99        139,567        293,267
Elizabeth W. Weigand........           7,000(2)        0.6%             $5           3/02         11,900         27,020
Al G. Zwan..................              --             --             --             --             --              -


______________________

(1) Potential realizable value is based on the assumption that the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These numbers are calculated based on the requirements of the Securities and Exchange Commission and do not reflect the Company's estimate of future price growth.
(2) Of the 28,000 options originally granted to Ms. Weigand, 21,000 options have expired because Ms. Weigand is no longer an employee of the Company.

    The following table sets forth certain information regarding options to purchase shares of Common Stock held as of December 31, 1996 by each of the Named Executive Officers.

                                     NUMBER OF SECURITIES
                                    UNDERLYING UNEXERCISED
                                  OPTIONS AT FISCAL YEAR END
                             --------------------------------------
  NAME                       EXERCISABLE              UNEXERCISABLE
  ----                       -----------              -------------
  Bryan J. Zwan..........         --                          --
  Kenneth T. Myers.......         --                        100,000
  Eric A. Mitchell.......         --                         20,000
  Doug C. Dohring........      176,667                        --
  Elizabeth W. Weigand...         --                          7,000(1)
  Al G. Zwan.............         --                          --

___________________________

(1) Of the 28,000 options originally granted to Ms. Weigand, 21,000 options have expired because Ms. Weigand is no longer an employee of the Company.

EMPLOYMENT AGREEMENT

    On September 30, 1996, the Company entered into an employment agreement with Mr. Joseph (the "Employment Agreement"). The Employment Agreement provides for Mr. Joseph's employment as Senior Executive Vice President of the Company at a base salary of $250,000, with eligibility to receive an incentive bonus as determined by the compensation committee of the Board of Directors. The Employment Agreement provides for an initial term of five years with one automatic five-year renewal unless terminated by either the Board of Directors or Mr. Joseph in writing at least 180 days prior to a renewal at the end of the initial term. The Employment Agreement contains confidentiality and noncompete provisions by Mr. Joseph in favor of the Company. In the event of the termination of Mr. Joseph, other than for cause, Mr. Joseph will be entitled to severance payments in various fractions or multiples of annual compensation (in no case exceeding three times annual compensation) depending upon whether the termination is made following death or disability of Mr. Joseph, a change in control of the Company or termination without cause by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of February 28, 1997 by (i) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company,
(iii) each named executive officer, and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated below, to the knowledge of the Company, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law, and their address is 601 Cleveland Street, Fifth Floor, Clearwater, Florida 34615.

                                              SHARES BENEFICIALLY OWNED(1)
                                              ----------------------------
NAME                                                     NUMBER    PERCENT
-----------------------------------------------       ----------   -------
Bryan J. Zwan(2)...............................       20,000,000     76.4%
Seth P. Joseph(3)..............................          263,014      1.0%
Doug C. Dohring(4).............................          176,667         *
Kenneth T. Myers(3)............................           25,000         *
Eric A. Mitchell(3)............................            5,000         *
Beth A. Morris(5)..............................            5,166         *
Thomas V. Williams(6)..........................            3,883         *
Daniel Lorch...................................            3,166         *
Robert Goransson(7)............................            2,854         *
Gerald T. Gentile..............................            1,250         *
Denise Licciardi(8)............................            1,249         *
All executive officers and directors as a group
(11 persons)(9)................................       20,487,249     76.9%

_______________________________

*   Less than one percent
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of February 28, 1997 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes 4,666,900 shares of Common Stock held by ZG Partners, Ltd. (the "Zwan Partnership"). Dr. Zwan is a general partner of the Zwan Partnership, in which he holds a 1% general partnership interest. As the general partner, he has sole voting and investment control over the shares of Common Stock held by the Zwan Partnership. Dr. Zwan is Chairman of the Board, Chief Executive Officer and a director of the Company.
(3) Consists of shares of Common Stock issuable pursuant to employee stock options that may be exercised within 60 days of February 28, 1997.

(4) Consists of shares of Common Stock issuable pursuant to employee stock options that may be exercised within 60 days of February 28, 1997. His address is 3000 Cornwall Drive, Glendale, California 91206.
(5) Includes 4,750 shares of Common Stock issuable pursuant to employee stock options that may be exercised within 60 days of February 28, 1997.
(6) Includes 2,500 shares of Common Stock issuable pursuant to employee stock options that may be exercised within 60 days of February 28, 1997 and 300 shares held in the name of this individual's spouse.
(7) Includes 2,688 shares of Common Stock issuable pursuant to employee stock options that may be exercised within 60 days of February 28, 1997.
(8) Includes 416 shares held in the name of this individual's spouse.
(9) Includes shares of Common Stock issuable pursuant to employee stock options held by executive officers and directors that may be exercised within 60 days of February 28, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

LOAN TO FOUNDER

    On December 21, 1995, the Company loaned Dr. Zwan, the Company's Chairman of the Board and Chief Executive Officer, $1.7 million which he advanced to LMI, Inc. ("LMI"), a corporation wholly owned by Dr. Zwan, to enable LMI to repay a loan extended to LMI by a former stockholder of the Company. See "--Transactions with GAF HK." The loan to Dr. Zwan is due on December 20, 1997. Interest only is payable monthly at the rate of 9% per annum and the original principal amount of the loan remains outstanding as of the date of this Report.

LOANS MADE BY FOUNDER

    Since 1991, Dr. Zwan from time to time has advanced personal funds to the Company to fund working capital needs. These loans were evidenced by demand promissory notes bearing interest at 9% per annum. All such loans were satisfied prior to June 30, 1996.

LOANS GUARANTEED BY FOUNDER

    Dr. Zwan and/or his wife have personally guaranteed most of the Company's indebtedness incurred since inception. As of the date of this Report, no indebtedness of the Company which had been guaranteed by Dr. Zwan and/or his wife remained outstanding.

TRANSACTIONS WITH FORMER STOCKHOLDER

    On June 21, 1994, Dr. Zwan sold 19,215,686 of the 39,215,686 shares of the Common Stock then outstanding (after giving effect to subsequent splits and conversions) to an unaffiliated third party (the "Former Stockholder") for a purchase price of $500,000 pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement"). In connection with that transaction, the Former Stockholder became a member of the Company's Board of Directors and the Former Stockholder and the Company entered into a Shareholders' Agreement, restricting both the stockholders' ability to transfer their shares and the Company's ability to issue additional shares of Common Stock and any other securities. Sale of the 19,215, 686 shares was originally intended to be a part of a series of transactions pursuant to which Dr. Zwan would also acquire stock of and provide technological support to certain companies owned by the Former Stockholder, the businesses of which are not related to telecommunications. Subsequently, Dr. Zwan determined not to proceed with the planned affiliation and on February 9, 1995, the Company acquired from the Former Stockholder the option to repurchase the shares of Common Stock held by the Former Stockholder for a price of $2.5 million (the "Option"). The Option originally provided that the Company would be credited with a $1.6 million partial payment of the Option purchase price upon payment of such amount to GAF HK (hereinafter defined) by LMI with respect to the GAF HK Loan (hereinafter defined). The Option subsequently was modified to reduce the price to $801,000 and eliminate the credit for LMI's payment of the GAF HK Loan. On November 30, 1995, the Company exercised the Option by repurchasing the 19,215,686 shares subject to the Option for $801,000 (the "Repurchase") and the Former Stockholder resigned from the Board of Directors.

TRANSACTIONS WITH GAF USA

    Pursuant to the Stock Purchase Agreement, in June 1994 the Former Stockholder caused Great American Fun Corp., an Ohio corporation which was wholly owned by the Former Stockholder ("GAF USA"), to provide the Company with a $3 million line of credit facility secured by the Company's business assets (the "GAF USA Loan"). The Company's maximum outstanding principal balance under the GAF USA Loan was $2.4 million. The principal of the GAF USA Loan bore interest at the prime rate and was secured by 9,200,000 shares of Common Stock held of record by Dr. Zwan. The GAF USA Loan was retired on September 5, 1996.

TRANSACTIONS WITH GAF HK

    On June 25, 1994, LMI borrowed $1.5 million (the "GAF HK Loan") from Great American Fun (HK) Ltd., a Hong Kong corporation wholly owned by the Former Stockholder ("GAF HK"). The GAF HK Loan had an original maturity date of
August 31, 1995, but was extended until December 22, 1995. On December 22, 1995, the GAF HK Loan was retired with the proceeds of a loan by the Company to Dr. Zwan, which he advanced to LMI. See "--Loan to Founder."

LEGAL SERVICES

    Seth P. Joseph, the Senior Executive Vice President and a director of the Company, was a partner in the law firm of Baker & McKenzie for more than five years prior to joining the Company in September 1996. Baker & McKenzie received legal fees from the Company in connection with professional services provided to the Company during 1995 and 1996.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) FINANCIAL STATEMENTS AND SCHEDULES. Index to financial statements appears on F-1.

    (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of the period covered by this Report.

    (c)  EXHIBITS.

         1.01*     --    Form of Underwriting Agreement
         3.01*     --    Certificate of Incorporation of Registrant
         3.02*     --    Amendment to Certificate of Incorporation of Registrant
                         dated January 8, 1997
         3.03*     --    Amended and Restated By-laws of Registrant
         4.01*     --    Specimen Certificate for the Common Stock
        10.01*     --    Executive Employment Agreement dated September 30, 1996
                         between Registrant and Seth P. Joseph
        10.02*     --    Lease Agreement dated October 7, 1994 between
                         Registrant and Atrium at Clearwater, Limited
        10.03*     --    First Lease Agreement Amendment dated February 16, 1996
                         between Registrant and Atrium at Clearwater, Limited
        10.04*     --    Form of Indemnification Agreement between Registrant
                         and officers and directors of Registrant
        10.05*     --    Digital Lightwave, Inc. 1996 Stock Option Plan
        27.01      --    Financial Data Schedule

_______________________________

* Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Registration Statement on Form S-1, File No. 333-09457, declared effective by the Securities and Exchange Commission on February 5, 1997.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 1997                        DIGITAL LIGHTWAVE, INC.


                                            By:  /s/ Bryan J. Zwan
                                                 ---------------------------
                                                 Bryan J. Zwan
                                                 Chief Executive Officer and
                                                 President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    SIGNATURE                          TITLE                         DATE
    ---------                          -----                         ----
/s/ Bryan J. Zwan
------------------------------
    Bryan J. Zwan                Chairman of the Board,
                                 Chief Executive Officer,
                                 President and Director
                                 (Principal Executive Officer)      March 31, 1997

/s/ Beth A. Morris
------------------------------
    Beth A. Morris               Chief Financial Officer,
                                 Secretary and Treasurer
                                 (Principal Financial and
                                 Accounting Officer)                March 31, 1997


------------------------------
    Doug C. Dohring              Director
                                                                    March 31, 1997

/s/ Seth P. Joseph
------------------------------
    Seth P. Joseph               Senior Executive Vice President
                                 and Director                       March 31, 1997

/s/ William F. Hamilton
------------------------------
    William F. Hamilton          Director                           March 31, 1997

/s/ William Jefferson Marshall
------------------------------
    William Jefferson Marshall   Director                           March 31, 1997


   DIGITAL LIGHTWAVE, INC.

   TABLE OF CONTENTS


  Report of Independent Accountants                               F-2

  Balance Sheets                                                  F-3

  Statements of Operations                                        F-4

  Statements of Stockholders' Equity (Deficit)                    F-5

  Statements of Cash Flows                                        F-6

  Notes to Financial Statements                                   F-7

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Digital Lightwave, Inc.

We have audited the accompanying balance sheets of Digital Lightwave, Inc. (the Company) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Lightwave, Inc. as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


Tampa, Florida
January 15, 1997, except for the information in Notes 6 and 12, for which the dates are February 28 and 5, 1997, respectively.

DIGITAL LIGHTWAVE, INC.
BALANCE SHEETS
AS OF DECEMBER 31, 1995 AND 1996


                                                     1995           1996
                          ASSETS                 ------------   ------------
Current assets:
   Cash and cash equivalents                     $     72,091   $  1,165,187
   Receivables                                         10,206      2,509,624
   Notes receivable                                         0         44,331
   Inventories                                        622,030        849,947
   Prepaid expenses                                    47,515        472,038
                                                 ------------   ------------
     Total current assets                             751,842      5,041,127

Property and equipment, net                           514,587      1,291,671
Other assets                                           10,395         41,270

     Total assets                                $  1,276,824   $  6,374,068
                                                 ------------   ------------
                                                 ------------   ------------

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable and accrued liabilities      $  1,277,499   $  1,756,132
   Notes payable                                    7,695,000        750,000
   Notes payable - related party                      202,450              0
   Capital lease obligation, current portion          171,759        186,080
                                                 ------------   ------------

     Total current liabilities                      9,346,708      2,692,212

Capital lease obligation                               88,280        233,227
Other long-term liabilities                             4,547              0
                                                 ------------   ------------

     Total liabilities                              9,439,535      2,925,439
                                                 ------------   ------------
Commitments (Notes 6, 7, 8, and 10)

Stockholders' equity (deficit):
   Preferred stock, $.0001 par value;
     authorized 20,000,000 shares; no shares
     issued or outstanding                                  0              0
   Common stock, $.0001 par value;
     authorized 200,000,000 shares; issued
     and outstanding 20,000,000 and 22,518,917
     shares, respectively                               2,000          2,252
   Additional paid-in capital                         522,214     14,240,951
   Accumulated deficit                             (6,986,925)    (9,094,574)
                                                 ------------   ------------
                                                   (6,462,711)     5,148,629

   Less:  Note receivable from stockholder         (1,700,000)    (1,700,000)
                                                 ------------   ------------
   Total stockholders' equity (deficit)            (8,162,711)     3,448,629
                                                 ------------   ------------
   Total liabilities and stockholders'
     equity (deficit)                            $  1,276,824   $  6,374,068
                                                 ------------   ------------
                                                 ------------   ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

DIGITAL LIGHTWAVE, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996


                                            YEAR ENDED DECEMBER 31,
                                   ------------------------------------------
                                       1994           1995           1996
                                   ------------   ------------   ------------

Sales                              $          0   $          0   $  6,044,273
Cost of goods sold                            0              0      2,079,560
                                   ------------   ------------   ------------
   Gross profit                               0              0      3,964,713
                                   ------------   ------------   ------------

Operating expenses:
   Research and development           1,240,565      1,508,366      2,402,760
   General and administrative           260,345      1,017,287      1,380,034
   Sales and marketing                   67,082        199,235      1,706,630
                                   ------------   ------------   ------------
   Total operating expenses           1,567,992      2,724,888      5,489,424
                                   ------------   ------------   ------------
Operating loss                       (1,567,992)    (2,724,888)    (1,524,711)

Other income (expense):
   Interest income                          961          7,516        210,910
   Interest expense                    (115,410)      (620,981)      (595,274)
   Other income (expense), net                0          4,166       (198,574)
                                   ------------   ------------   ------------
   Loss before income taxes          (1,682,441)    (3,334,187)    (2,107,649)

Provision for income taxes                 (800)             0              0
                                   ------------   ------------   ------------
   Net loss                        $ (1,683,241)  $ (3,334,187)  $ (2,107,649)
                                   ------------   ------------   ------------
                                   ------------   ------------   ------------
Net loss per share                        (0.04)         (0.08)         (0.10)
                                   ------------   ------------   ------------
                                   ------------   ------------   ------------
Weighted average common and
common equivalent shares
outstanding                          41,044,921     39,443,614     21,829,235


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

DIGITAL LIGHTWAVE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                                                                      NOTE
                                          COMMON STOCK                                             RECEIVABLE
                                   -------------------------       ADDITIONAL                         FROM
                                       SHARES         AMOUNT     PAID-IN CAPITAL       (DEFICIT)   STOCKHOLDER       TOTAL
                                   ----------     ----------    ----------------   ------------   ------------   ------------
Balance, January 1, 1994           39,215,686     $    3,922    $        523,174  $  (1,171,857)  $          0   $   (644,761)

Net loss                                    0              0                   0     (1,683,241)             0     (1,683,241)
                                   ----------     ----------    ----------------   ------------   ------------   ------------

Balance, December 31, 1994         39,215,686          3,922             523,174     (2,855,098)             0     (2,328,002)

Purchase and retirement of
     common stock, November       (19,215,686)        (1,922)               (960)      (797,640)             0       (800,522)
     Note receivable from                   0              0                   0              0     (1,700,000)    (1,700,000)
     stockholder
Net loss                                    0              0                   0     (3,334,187)             0     (3,334,187)
                                   ----------     ----------    ----------------   ------------   ------------   ------------

Balance, December 31, 1995         20,000,000          2,000             522,214     (6,986,925)    (1,700,000)    (8,162,711)

Issuance of common stock in
     exchange for debt              1,013,924            101           4,818,775              0              0      4,818,876

Sale of common stock                  221,992             23           2,602,339              0              0      2,602,362

Issuance of common stock upon
     exercise of stock options         31,334              3              38,997              0              0         39,000

Issuance of common stock upon
     exercise of warrants           1,251,667            125           6,258,626              0              0      6,258,751

Net loss                                    0              0                   0     (2,107,649)                   (2,107,649)
                                   ----------     ----------    ----------------   ------------   ------------   ------------

Balance, December 31, 1996         22,518,917     $    2,252    $     14,240,951   $ (9,094,574)  $ (1,700,000)  $  3,448,629
                                   ----------     ----------    ----------------   ------------   ------------   ------------
                                   ----------     ----------    ----------------   ------------   ------------   ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

DIGITAL LIGHTWAVE, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                                                       1994           1995           1996
                                                                                   ------------   ------------   ------------
Cash flows from operating activities:
   Net loss                                                                        $ (1,683,241)  $ (3,334,187)  $ (2,107,649)
   Adjustments to reconcile net loss to net cash used by operating activities:
     Interest expense converted to equity                                                     0              0        205,000
     Depreciation and amortization                                                       59,137        101,759        204,067
     Loss on disposal of property                                                        42,609              0          8,244
     Changes in operating assets and liabilities:
       Increase in receivables                                                                0        (10,206)    (2,499,418)
       Increase in inventories                                                          (96,605)      (525,425)      (227,917)
       Increase in prepaid expenses and other assets                                    (29,335)       (21,015)      (455,398)
       Increase in notes receivable                                                           0              0        (44,331)
       Decrease in other long-term liabilities                                                0              0         (4,547)
       Increase in accounts payable and accrued liabilities                             241,151        780,276        478,633
                                                                                   ------------   ------------   ------------
          Net cash used by operating activities                                      (1,466,284)    (3,028,798)    (4,443,316)
                                                                                   ------------   ------------   ------------
Cash flows for investing activities:
   Purchases of property and equipment                                                  (93,321)      (173,264)      (634,934)
                                                                                   ------------   ------------   ------------
          Net cash used by investing activities                                         (93,321)      (173,264)      (634,934)
                                                                                   ------------   ------------   ------------


Cash flows from financing activities:
   Stockholder receivable                                                             2,000,000     (1,700,000)             0
   Proceeds from notes payable                                                         (300,000)     5,695,000      2,350,000
   Principal payments on notes payable                                                  152,000              0     (3,000,000)
   Proceeds from notes payable, related party                                          (304,501)       100,000              0
   Principal payments on notes payable, related party                                   (19,015)             0       (202,450)
   Principal payments, capital lease obligation                                               0        (46,504)      (195,193)
   Cash paid for common stock                                                                 0              0      7,218,989
   Purchase of and retirement of common stock                                                 0       (800,522)             0
                                                                                   ------------   ------------   ------------
          Net cash provided by financing activities                                   1,528,484      3,247,974      6,171,346
                                                                                   ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents                                    (31,121)        45,912      1,093,096

Cash and cash equivalents at beginning of period                                         57,300         26,179         72,091
                                                                                   ------------   ------------   ------------

Cash and cash equivalents at end of period                                         $     26,179   $     72,091   $  1,165,187
                                                                                   ------------   ------------   ------------
                                                                                   ------------   ------------   ------------

Supplementary information:
   Cash paid for interest                                                          $     87,985   $    153,595   $    546,813
                                                                                   ------------   ------------   ------------
                                                                                   ------------   ------------   ------------
   Cash paid for income taxes                                                      $          0   $        800   $          0
                                                                                   ------------   ------------   ------------
                                                                                   ------------   ------------   ------------

Noncash investing and financing activities:
   Capital lease obligation                                                        $     51,200   $    246,100   $    354,500
                                                                                   ------------   ------------   ------------
                                                                                   ------------   ------------   ------------
   Fixed asset additions included in accounts payable at year end                  $          0   $     24,900   $          0
                                                                                   ------------   ------------   ------------
                                                                                   ------------   ------------   ------------
   Disposals of property and equipment                                             $          0   $          0   $     17,814
                                                                                   ------------   ------------   ------------
                                                                                   ------------   ------------   ------------
   Notes payable converted to equity                                               $          0   $          0   $  6,295,000
                                                                                   ------------   ------------   ------------
                                                                                   ------------   ------------   ------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

DIGITAL LIGHTWAVE, INC.
NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    GENERAL - Digital Lightwave, Inc. (the Company) was incorporated on October 12, 1990. The Company commenced business on February 15, 1991 to develop and manufacture network information systems.

    CASH EQUIVALENTS - The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

    PREPAID EXPENSES - Prepaid expenses include approximately $426,000 in costs incurred in connection with the initial public offering of common stock of the Company (the offering) that have been deferred as of December 31, 1996. See Note 12. These costs will be offset against additional paid-in capital upon the consummation of the offering.

    INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out) or market.

    PROPERTY AND EQUIPMENT - The Company's property and equipment, including certain assets under capital leases, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of 5-7 years, or over the lesser of the term of the lease or the estimated useful life of assets under the capital lease. Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation and amortization, and any resulting gain or loss is included in the results of operations.

    ACCRUED WARRANTY - The Company provides the customer a warranty with each product sold and accrues warranty expense based upon a percentage of sales. Actual warranty costs incurred are charged against the accrual when paid.

    REVENUE RECOGNITION - Revenue is recognized at the date of shipment, as the Company has no further significant obligations.

    DEFERRED REVENUE - Deferred revenue, which primarily represents amounts billed to customers in advance of shipment of goods, is recorded at the date of billing. Revenue is subsequently recognized at the date of shipment.

    RESEARCH AND DEVELOPMENT - Software development costs are included in research and development and are expensed as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs during the period following the time that technological feasibility is established until general release of the product to customers. The capitalized cost is then amortized over the estimated product life. To date, the period between achieving technological feasibility and the general release to customers has been short and, therefore, software development costs qualifying for capitalization have been insignificant.

    INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

    COMPUTATION OF NET LOSS PER SHARE - Net loss per common and common equivalent share for the years ended December 31, 1994, 1995 and 1996 have been computed using the weighted average number of common and common equivalent shares outstanding using the treasury stock method, as adjusted for the common stock conversion described in Note 10, for all periods presented is summarized as follows:

                                                    YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                1994        1995       1996
                                             ----------  ---------- ----------
  Weighted average common stock outstanding 40,591,270 38,989,963 21,375,584 Weighted average common stock
  equivalents outstanding                       453,651     453,651    453,651
                                             ----------  ---------- ----------
  Shares used in net loss per share
  computation                                41,044,921  39,443,614 21,829,235
                                             ----------  ---------- ----------
                                             ----------  ---------- ----------


    Pursuant to the requirements of the Securities and Exchange Commission, common stock, stock options, and warrants issued by the Company during the twelve months immediately preceding the initial public offering date have been included in the calculation of the weighted average shares outstanding for all periods presented using the treasury stock method based on the estimated initial public offering price. Accordingly, weighted average common stock outstanding includes 1,375,584 of common stock equivalent shares issued during the year ended December 31, 1996 shown as outstanding for all periods presented. Weighted average common stock equivalents outstanding includes 453,651 common stock equivalent shares for options issued during the year ended December 31, 1996.

    CONCENTRATIONS OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables. As of December 31, 1995 and 1996, substantially all of the Company's cash balances, including amounts representing outstanding checks, were deposited with what management believes to be high-quality financial institutions. During the normal course of business, the Company extends credit to customers conducting business primarily in the telecommunications industry within the United States.

    USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.  INVENTORIES:
    Inventories at December 31, 1995 and 1996 are summarized as follows:

                                                      1995         1996
                                                   ----------   ----------
    Raw materials                                  $  417,846   $  335,605
    Work-in-progress                                  204,184      339,455
    Finished goods                                          0      174,887
                                                   ----------   ----------
                                                   $  622,030   $  849,947
                                                   ----------   ----------
                                                   ----------   ----------

3.  PROPERTY AND EQUIPMENT:
    Property and equipment at December 31, 1995 and 1996 are summarized as follows:

                                                      1995         1996
                                                   ----------   ----------
    Test equipment                                 $  210,662   $  457,195
    Computer equipment and software                   303,719      729,220
    Tooling                                           119,366      174,957
    Office furniture, fixtures and equipment           56,305      308,959
                                                   ----------   ----------
                                                      690,052    1,670,331
    Less accumulated depreciation and amortization   (175,465)    (378,660)
                                                   ----------   ----------

                                                   $  514,587   $1,291,671
                                                   ----------   ----------
                                                   ----------   ----------

    Equipment under capital lease and related accumulated amortization, included above at December 31, 1995 and 1996 are summarized as follows:

                                                      1995         1996
                                                   ----------   ----------
    Test equipment                                 $  143,203   $  219,294
    Computer equipment and software                   246,104      551,279
                                                   ----------   ----------
                                                      389,307      770,573
    Less accumulated amortization                    (133,502)    (229,569)
                                                   ----------   ----------

                                                   $  255,805   $  541,004
                                                   ----------   ----------
                                                   ----------   ----------

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

    Accounts payable and accrued liabilities at December 31, 1995 and 1996 are summarized as follows:

                                                      1995         1996
                                                   ----------   ----------

    Accounts payable                               $  485,877   $  418,897
    Accrued audit/legal fees                           25,000      227,842
    Deferred compensation                             548,278       98,515
    Deferred revenue                                        0      141,680
    Accrued warranty                                        0       53,013
    Advance from stockholder                                0      400,000
    Payable to stockholders                            14,036      179,036
    Accrued sales commissions                               0      147,750
    Accrued interest                                  153,595       11,434
    Accrued vacation                                   30,623       60,083
    Accrued payroll taxes                              13,315        7,396
    Other                                               6,775       10,486
                                                   ----------   ----------
                                                   $1,277,499   $1,756,132
                                                   ----------   ----------
                                                   ----------   ----------


5.  INCOME TAXES:
    The tax effected amounts of temporary differences at December 31, 1995 and 1996 are summarized as follows:

                                                      1995         1996
                                                   ----------   ----------
    Current:
      Deferred tax asset:
        Deferred compensation                      $  206,317   $   37,071
        Other                                          11,511       22,609
        Valuation allowance                          (213,172)     (58,913)
                                                   ----------   ----------
          Total current deferred tax asset              4,656          767
                                                   ----------   ----------
          Net current deferred tax asset           $    4,656   $      767
                                                   ----------   ----------
                                                   ----------   ----------
    Noncurrent:
      Deferred tax asset:
        Net operating loss carryforward            $1,854,316   $2,772,869
        Other                                               0       18,158
        Research and experimentation credit           141,767      141,767
        Valuation allowance                        (1,953,422)  (2,895,095)
                                                   ----------   ----------
          Total noncurrent deferred tax asset      $   42,661   $   37,699
                                                   ----------   ----------
                                                   ----------   ----------
    Deferred tax liability:
      Property related                             $  (47,317)  $  (38,466)
                                                   ----------   ----------
          Total deferred tax liability                (47,317)     (38,466)
                                                   ----------   ----------

          Net noncurrent deferred tax asset        $        0   $        0
                                                   ----------   ----------
                                                   ----------   ----------

    Management believes that it is more likely than not that the tax benefit associated with these deferred tax assets will not be realized and, therefore as of December 31, 1996, the Company has established a valuation allowance of approximately $2,954,000. The result is an increase in the valuation allowance from December 31, 1995 of approximately $787,400.

    As of December 31, 1996, the Company had net operating loss carryforwards of approximately $8,077,000 for tax purposes. Due to certain change of ownership requirements of Section 382 of the IRC, utilization of the Company's net operating losses incurred prior to July 1, 1993 is expected to be limited to approximately $7,500 per year. This limitation in conjunction with the expiration period for these pre-July 1, 1993 net operating losses results in the Company's total net operating losses available being limited to approximately $7,369,000. Loss carryforwards will expire between the years 2005 and 2011.

    As of December 31, 1996, the Company also had general business credit carryforwards of $142,000 which expire between the years 2008 and 2011. These credits are also subject to the Section 382 annual limitation. Approximately $15,000 of these credits are subject to the 382 annual limitation.

    Following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the statement of operations.

                                       DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                               1994          1995         1996
                                       ------------  ------------  ------------
   Tax at U.S. Federal income tax rate $   (572,302) $ (1,133,624) $   (716,720)
   State income tax, net of Federal         (61,102)     (121,031)      (76,520)
    benefit
   Other                                     28,591        10,865         5,826
   Valuation allowance increase             695,138     1,266,024       787,414
   Research and experimentation credit      (90,325)      (22,234)            0
                                       ------------  ------------  ------------
     Provision for income taxes        $          0  $          0          $  0
                                       ------------  ------------  ------------
                                       ------------  ------------  ------------

6. NOTES PAYABLE:

   Notes payable at December 31, 1995 and 1996 are summarized as follows:

                                                     1995           1996
                                                  ----------     ----------
   Note payable, collateralized by 46% of the
   outstanding shares of common stock, and
   guaranteed by the Company's sole stockholder
   at December 31, 1995; interest at prime,
   interest and principal due and payable
   September 6, 1996; total credit facilities
   $1,500,000                                     $1,500,000     $        0

   Note payable, collateralized by 46% of the
   outstanding shares of common stock, and
   guaranteed by the Company's sole stockholder
   at December 31, 1995; interest at prime,
   interest and principal due and payable
   September 6, 1996; total credit facilities
   1,500,000                                         900,000              0

                                                     1995           1996
                                                  ----------     ----------

6.  NOTES PAYABLE, CONTINUED:

   Notes payable, guaranteed by the Company's
   sole stockholder at December 31, 1995 ,
   interest at 16% and principal due and payable
   at various dates in January, February, and
   March of 1996 (1)(2)                           $2,100,000     $        0

   Note payable, collateralized by 51% of the
   entire class of common stock; interest at 16%,
   interest payable monthly, principal due and
   payable September 20, 1996; total credit
   facilities $2,500,000 (2)                       1,900,000              0

   Note payable, guaranteed by the Company's sole
   stockholder at December 31, 1995; interest at
   53% with payments of principal due as follows:
   $200,000 on January 8, 1996, $300,000 on
   January 31, 1996 and $200,000 on
   February 15, 1996 (1)(2)                          700,000              0

   Notes payable, unsecured, interest at 9% and
   principal due and payable upon demand;
   convertible to equity upon approval by both
   parties (2)                                       250,000              0

   Note payable, guaranteed by the Company's sole
   stockholder at December 31, 1995, interest at
   50%, interest and principal due and payable
   June 21, 1996 (1)                                 100,000              0

   Note payable, guaranteed by the Company's sole
   stockholder at December 31, 1995, interest at
   50%, interest and principal due and payable
   June 22, 1996 (1)                                 100,000              0

   Note payable, unsecured, interest at 35% and
   principal due and payable on January 10, 1996      75,000              0

   Note payable, guaranteed by the Company's sole
   stockholder at December 31, 1995, interest at
   50%, interest and principal due and payable
   July 11, 1996 (1)                                  70,000              0

   Notes payable, unsecured, subordinated to all
   secured debt and any future lines of credit up
   to $2 million, interest at 18%, interest due
   and payable August 30, 1996, November 30, 1996,
   February 29, 1997, and  May 31, 1997; principal
   due and payable May 31, 1997 (3)                        0        750,000
                                                  ----------     ----------
                                                   7,695,000        750,000

   Less current portion                            7,695,000        750,000
                                                  ----------     ----------
                                                          $0             $0
                                                  ----------     ----------
                                                  ----------     ----------

   (1) The notes, excluding $100,000, allowed the holders to exchange the debt prior to April 30, 1996 for stock ownership equivalent to 5,667 shares for each $51,000 of notes payable outstanding as of the date of conversion. Approximately $2,631,000 of the notes, including principal and interest, were converted into 292,895 shares of common stock. See
       Note 10.

   (2) During February, March and April 1996, the Company entered into subscription agreements to exchange the outstanding balance on certain notes on the date of conversion to common stock at a range between $1.32 and $5.00 per share. Approximately $2,868,200 of the notes, including principal and interest, were converted into 721,029 shares of common stock. See Note 10.

   (3) On February 28, 1997 the Company paid off the $750,000 of notes with proceeds from the Initial Public Offering. See Note 12.

   Notes payable-related party at December 31, 1995 and 1996 are summarized as follows:

                                                     1995           1996
                                                  ----------     ----------

   Note payable, uncollateralized; interest at
   9%, interest payable on demand, principal
   due on demand                                  $  102,450     $        0

   Note payable, uncollateralized; interest at
   9%, interest payable on demand, principal
   due on demand                                     100,000              0
                                                  ----------     ----------
                                                  $  202,450     $        0
                                                  ----------     ----------
                                                  ----------     ----------

   The prime rate was 8.5% at December 31, 1995.

7. LEASES:

   The Company is obligated under various noncancelable leases for equipment and office space. Future minimum lease commitments under operating and capital leases were as follows as of December 31, 1996:

                                                    CAPITAL       OPERATING
   YEAR                                              LEASES         LEASES
   ----                                           ----------     ----------
   1997                                           $  243,571     $  333,919
   1998                                              162,611         43,576
   1999                                              110,074         11,385
                                                  ----------     ----------
                                                     516,256     $  388,880
   Less:  Amount representing interest                96,949     ----------
                                                  ----------     ----------
   Present value of minimum lease payments           419,307
   Less:  Current portion                            186,080
                                                  ----------

                                                  $  233,227
                                                  ----------
                                                  ----------

   Total rental expense was approximately $66,100, $147,900 and $241,500 for the years ended December 31, 1994, 1995, and 1996, respectively.

8. COMMITMENTS:

   At December 31, 1996, the Company had contractual commitments to purchase certain inventory items totaling approximately $3.4 million.

9. RELATED PARTY TRANSACTIONS:

   During February 1995, the Company entered into a Stock Purchase Option (the Option) with a former stockholder to repurchase the 19,215,686 shares of the then outstanding class of common stock held by the former stockholder for a purchase price of $2,500,000. The purchase price was subsequently reduced to $800,522. On November 30, 1995, the Company exercised the option and immediately retired the shares of treasury stock acquired. The exercise is reflected in the accompanying statement of stockholder's equity (deficit) for the year ended December 31, 1995.

   During December 1995, the remaining stockholder borrowed $1,700,000 from the Company. This note accrues interest at 9% with interest payments due monthly. The principal sum and any accrued interest thereon is due and payable in December 1997. The accompanying financial statements include the note as a (decrease) increase in stockholders' equity (deficit), as well as accrued interest of approximately $4,600 and $31,300 as of December 31, 1995 and 1996, respectively. In addition, the stockholder loaned the Company $100,000 during December 1995. These notes, including interest accrued at 9%, were satisfied prior to December 31, 1996.

10.  COMMON STOCK, STOCK OPTIONS, AND WARRANTS:

   STOCK OPTIONS - During 1995, the Company entered into option agreements with certain parties to purchase an aggregate of up to $701,000 of common stock at the price to the public per share, in the event of an initial public offering of common stock of the Company, at an aggregate purchase price equal to $154,500. The Company subsequently terminated several agreements which reduced the aggregate shares subject to such options to $470,000, at an aggregate price equal to $39,000. The options were exercised during July 1996.

   SUBORDINATED NOTE - On January 2, 1996, the Company issued (i) its 16% Subordinated Promissory Note due January 2, 1999 in the original principal amount of $1 million, and (ii) warrants to purchase 200,000 shares of Common Stock at an exercise price of $5.00 per share. The warrants terminate on the earlier to occur of: (i) thirty (30) days following the filing of a registration statement for an underwritten initial public offering of the Common Stock of the Company, (ii) thirty (30) days following an announcement of a change in control of the Company; or (iii) January 2, 1999. On August 27, 1996, the noteholder surrendered the Subordinated Promissory Note in exercise of the warrants.

   CORPORATE MERGER - Pursuant to an Agreement and Plan of Merger (the Merger) dated January 9, 1996, Digital Lightwave, Inc., a California corporation merged into Digital Lightwave, Inc., a Delaware corporation effective March 18, 1996. The merger increased the number of shares of common stock authorized from 1,000,000, no par value, to 80,000,000, $.0001 par value. In connection with the merger, the Company also authorized 20,000,000 shares of $.0001 par value preferred stock. Each share of outstanding common stock of the California corporation was converted into 3,921.5686 shares of common stock of the Delaware corporation. All applicable share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect these events.

   Effective July 25, 1996, the Board of Directors authorized an increase in the number of authorized shares of common stock from 80,000,000 shares to 200,000,000 shares.

   ISO EMPLOYEE STOCK OPTION PLAN - The Company's 1996 Stock Option Plan (the Option Plan) became effective on March 5, 1996. A reserve of 5,000,000 shares of the Company's common stock has been established for issuance under the Option Plan. As of March 5, 1996, 410,103 options were granted at $5.00. As of December 5, 1996, an additional 839,934 options were granted at $9.00.

                                               SHARES          OPTION PRICE
                                              ----------       ------------

   Outstanding, December 31, 1995                      0

     Granted                                   1,250,037     $5.00 to $9.00
     Exercised                                         0
     Expired                                           0
                                              ----------
   Outstanding, December 31, 1996              1,250,037     $5.00 to $9.00
                                              ----------
                                              ----------

   The Option Plan will terminate on February 28, 2006, unless sooner terminated by the Board.

   In 1995, the Financial Accounting Standards Board issued FAS 123, "Accounting for Stock - Based Compensation" (FAS 123), effective for fiscal years beginning after December 15, 1995. The Company continues to apply the prior accounting rules in recognizing expense for stock-based compensation, and therefore, no compensation expense has been recognized for the stock options granted under the Option Plan. Had compensation cost for the Company's stock options granted in 1996 been determined based on the Black-Scholes option pricing model at the date of grant, consistent with the method of FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts shown below:

                                                                    1996

   Net loss                        As reported                $  (2,107,649)
                                   Pro forma                  $  (7,344,634)

   Net loss per share              As reported                     $  (0.10)
                                   Pro forma                       $  (0.34)

   There were no options granted prior to 1996.

   These pro forma amounts were determined using the Black-Scholes valuation model with the following key assumptions: (a) a discount rate of between 5.77% to 6.10%; (b) a volatility factor based upon the week ending price for comparable public companies for periods matching the terms of the options granted (c) an average expected option life of 7.26 years; (d) there have been no options that have expired; and (e) no payment of dividends.

   SUBSCRIPTION AGREEMENTS - As discussed in Note 6, the Company entered into subscription agreements (the Agreements) with certain noteholders for the issuance of an aggregate of 782,898 shares of common stock for the surrender of the outstanding balance on the notes (excluding certain accrued interest) of an aggregate of $4,074,000. Pursuant to the Agreements, the Company issued warrants to purchase 1,050,000 and 18,747 shares of common stock at an exercise price of $5.00 and $9.00 per share, respectively. The warrants expire on the earlier of (i) three years from their respective dates of issuance; (ii) thirty (30) days following the filing of a registration statement for an underwritten initial public offering of the common stock of the Company, or (iii) a change of control of the Company. During the year ended December 31, 1996, 1,050,000 and 1,667 shares of Common Stock were issued upon the exercise of warrants at a price of $5.00 and $9.00 per share, respectively. The remaining 17,080 warrants expired in connection with the initial public offering. See Note 12.

   On May 29, 1996, the Company entered into a subscription agreement with an institutional investor for the issuance of 66,667 shares of common stock at a price of $18.00 per share. In the event that on or before May 23, 1997 the Company completes an initial public offering of its Common Stock, then the price of the shares shall be adjusted by: (i) payment by the stockholder to the Company in the amount equal to the excess, if any, over $18.00 per share of the price to the public per share times 75% (the 75% price), or by (ii) a payment by the Company to the stockholder equal to the excess, if any, of $18.00 per share over the 75% price. The Company has recorded a liability of $400,000 as of December 31, 1996, based upon management's estimate of the expected payment to the institutional investor.

   PRIVATE PLACEMENT - During the period March 13, 1996 through April 30, 1996, the Company sold 155,326 shares of common stock, par value $.0001 per share, at a price of $9.00 per share.

   REVERSE SPLIT - Effective October 31, 1996, the Company effected a two-for-three reverse split of its outstanding Common Stock. All share amounts included herein have been adjusted to give historical effect to such reverse split for all periods presented.

11.  SIGNIFICANT CUSTOMERS:

     For the year ended December 31, 1996, sales to three customers accounted for approximately 59% of total sales.

12.  INITIAL PUBLIC OFFERING:

     Effective February 5, 1997, the Company sold 3,658,860 shares of common stock, $.0001 par value, in connection with an initial public offering. Proceeds to the Company approximated $40,800,000.