Form 10-Q
period 1997-03-31
DIGITAL LIGHTWAVE INC
filed 1997-05-14
CIK 1016100

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ___________________

                                   FORM 10-Q

  (Mark One)
     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ______ TO __________

                        _________________________________

                         Commission File No.:  000-21669

                             DIGITAL LIGHTWAVE, INC.
                 (Exact name of registrant as specified in its charter)

                 Delaware                             95-4313013
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

                          601 Cleveland Street, Fifth Floor
                             Clearwater, Florida  34615
                                  (813)  442-6677
   (Address, including zip code, of principal executive offices and Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report (s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the Registrant's Common Stock as of March 31, 1997 was 26,177,777.

                             DIGITAL LIGHTWAVE, INC.
                           QUARTERLY REPORT ON FORM 10-Q
                        FOR THE PERIOD ENDED MARCH 31, 1997


                                      INDEX

                                                                   PAGE

PART I    FINANCIAL INFORMATION                                      1

Item 1.    Financial Statements:                                     1

           Comparative Balance Sheets - March 31, 1997 and           1
              December 31, 1996

           Comparative Statements of Operations - Three Months       2
              Ended March 31, 1997 and March 31, 1996

           Comparative Statements of Cash Flows - Three Months       3
              Ended March 31, 1997 and March 31, 1996

           Notes to Comparative Financial Statements                 4

Item 2.    Management's Discussion and Analysis of Financial         6
              Condition and Results of Operations

PART II    OTHER INFORMATION                                         8

Item 2.    Changes in Securities                                     8

Item 4.    Submission of Matters to a Vote of Security Holders       8

Item 6.    Exhibits and Reports on Form 8-K                          8

SIGNATURES                                                           9

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements


                             DIGITAL LIGHTWAVE, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                               March 31,      December 31,
                                                 1997            1996
                                              -----------     ------------
                                              (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents...................  $  38,672      $  1,165
  Accounts receivable, net....................      1,150         2,510
  Notes receivable............................         52            44
  Inventories.................................      1,516           850
  Prepaid expenses and other current assets...        192           472
                                                ---------       -------
    Total current assets......................     41,582         5,041

Property and equipment, net...................      1,974         1,292
Other assets..................................         48            41
                                                ---------       -------
    Total assets..............................  $  43,604      $  6,374
                                                ---------       -------
                                                ---------       -------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities....   $  1,964      $  1,942
  Notes payable...............................          -           750
                                                ---------       -------
    Total current liabilities.................      1,964         2,692

Long-term liabilities.........................        189           233
                                                ---------       -------
    Total liabilities.........................      2,153         2,925
                                                ---------       -------
Stockholders' equity:
  Preferred stock.............................          -             -
  Common stock................................          3             2
  Additional paid-in capital..................     53,555        14,242
  Accumulated deficit.........................    (10,407)       (9,095)
                                                ---------       -------
                                                   43,151         5,149

  Less: Note receivable from stockholder.......    (1,700)       (1,700)
                                                ---------       -------
    Total stockholders' equity................     41,451         3,449
                                                ---------       -------
    Total liabilities and stockholders' equity. $  43,604      $  6,374
                                                ---------       -------
                                                ---------       -------

The accompanying notes are an integral part of these financial statements.

                             DIGITAL LIGHTWAVE, INC.
                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)
                                  (UNAUDITED)


                                                Three Months Ended March 31,
                                                ----------------------------
                                                     1997         1996
                                                 ----------     ---------
Sales..........................................    $  1,498        $  185
Cost of goods sold.............................         567           125
                                                 ----------    ----------
  Gross profit.................................         931            60
                                                 ----------    ----------
Operating expenses:
  Research and development.....................         878           464
  Sales and marketing..........................         879            86
  General and administrative...................         779           335
                                                 ----------    ----------
Total operating expenses.......................       2,536           885
                                                 ----------    ----------
      Operating income (loss)..................      (1,605)         (825)

Other income (expense).........................         293          (307)
                                                 ----------    ----------
      Income (loss) before income tax..........      (1,312)       (1,132)

Income tax expense.............................           -             -
                                                 ----------    ----------
      Net income (loss)........................   $  (1,312)    $  (1,132)
                                                 ----------    ----------
                                                 ----------    ----------
Net income (loss) per share....................    $  (0.05)     $  (0.06)
                                                 ----------    ----------
                                                 ----------    ----------
Weighted average common shares outstanding.....  24,754,887    20,221,818
                                                 ----------    ----------
                                                 ----------    ----------

The accompanying notes are an integral part of these financial statements.

                            DIGITAL LIGHTWAVE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS)
                                   (UNAUDITED)


                                                                      Three Months Ended
                                                                          March 31,
                                                                    ------------------------
                                                                      1997           1996
                                                                    ---------      ---------
Cash flows from operating activities:
  Net income (loss)................................................ $(1,312)        $(1,132)
  Adjustments to reconcile net income (loss) due to
          cash used by operating activities
    Depreciation...................................................     107              36
    Changes in operating assets and liabilities
      (Increase) decrease in accounts receivable, net..............   1,359            (113)
      Increase in notes receivable.................................      (8)              -
      Increase in inventories......................................    (666)           (186)
      Decrease in deferred offering expenses.......................     427               -
      (Increase) decrease in prepaid expenses
          & other current assets...................................    (153)             14
       Increase (decrease) in accounts payable and accrued expenses.     44             (50)
                                                                    -------         -------
           Net cash used in operating activities....................   (201)         (1,431)
                                                                    -------         -------
Cash flows from investing activities:
  Purchase of property and equipment................................   (790)            (23)
                                                                    -------         -------
           Net cash used in investing activities...................    (790)            (23)
                                                                    -------         -------
Cash flows from financing activities
  Proceeds from notes payable......................................       -           1,545
  Principal payments on notes payable..............................    (750)           (608)
  Principal payments on notes payable, related party...............       -             (50)
  Proceeds from sale of common stock, net of expenses..............  39,314             944
  Principal payments-capital lease obligation......................     (66)            (35)
                                                                    -------         -------
           Net cash provided by financing activities...............  38,498           1,796
                                                                    -------         -------
Net increase in cash and cash equivalents..........................  37,507             342

Cash and cash equivalents at beginning of period...................   1,165              72
                                                                    -------         -------
Cash and cash equivalents at end of period........................ $ 38,672         $   414
                                                                   --------         -------
                                                                   --------         -------
Noncash investing and financing activities:
  Fixed asset additions included in accounts
      payable at quarter end......................................        -               9
  Notes payable converted to equity...............................        -           4,080

The accompanying notes are an integral part of these financial statements.

                             DIGITAL LIGHTWAVE, INC.
                     NOTES TO COMPARATIVE FINANCIAL STATEMENTS


     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three month period ending March 31, 1997 are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Form 10-K for the period ended December 31, 1996, File No. 000-21669.

1. Initial Public Offering:

     On February 6, 1997, the Company consummated its Initial Public Offering of 3,658,860 shares issued by the Company at a price of $12.00 per share. Aggregate net proceeds to the Company were approximately $39.5 million. On February 28, 1997, the Company paid off all the then outstanding notes ($750,000 principal amount) with proceeds from the Initial Public Offering.

2. Inventories:

     Inventories at March 31, 1997 and December 31, 1996 are summarized as follows:

                              March 31, 1997          December 31, 1996
                              --------------          -----------------
                                           (in thousands)
     Raw materials............   $    638                 $    336
     Work-in-process..........        234                      339
     Finished goods...........        644                      175
                                  -------                 --------
                                  $ 1,516                 $    850
                                  -------                 --------
                                  -------                 --------

3. Computation of Net Income (Loss) Per Share:

     Net income (loss) per common and common equivalent shares has been computed using the weighted average number of common and common equivalent shares outstanding using the treasury stock method for all periods presented. Shares used in the net income (loss) per share calculation are summarized as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                           1997          1996
                                                       ----------     ---------

Weighted average common stock outstanding              24,754,887     19,842,118


Weighted average common stock equivalents outstanding*          0        379,700
                                                       ----------     ----------
 Shares used in net loss per share calculation         24,754,887     20,221,818
                                                       ----------     ----------
                                                       ----------     ----------

* Common stock equivalents for the three months ended March 31, 1997 are not shown since the effect would be anti-dilutive.

4. New Accounting Pronouncements:

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which is effective for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share data. Management is currently assessing the impact of SFAS No. 128 on the Company's presentation of earnings per share data in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements as well as the future prospects of the Company generally, such investors should specifically consider various factors identified in the Company's Report on Form 10-K for the period ended December 31, 1996, including the matters set forth above under the caption "Risk Factors," which could cause actual results to differ materially from those indicated by such forward-looking statements.

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

Gross profit may be affected in the future by the introduction of new products which generate differing gross margins and by the sales mix during a given period. The Company plans to pursue OEM relationships with respect to the sale of Remote Access Agents. The Company has not negotiated any such arrangements but anticipates that its pricing to OEMs would be less than with respect to direct sales resulting in lower gross margins in connection with these arrangements. However sales and marketing expenses are generally lower in the case of sales to OEMs.

The Company believes that its operating expenses will continue to increase as a result of a variety of factors including: (i) increased research and development expenses associated with the completion of the products in development and the continued enhancement of existing products; and (ii) increased selling, general and administrative expenses associated with continued expansion of sales and marketing capabilities, product advertising and promotion. The Company recognizes research and development expenses when incurred.

RESULTS OF OPERATIONS

Net sales for the first quarter 1997 were $1.5 million, an increase of 710% over net sales of $185,000 for the first quarter 1996. Net sales during both periods consisted of domestic sales of the Company's ASA 312 Network Information Computers. Net sales increased primarily as a result of a 730% increase in the number of units sold. Average selling price per unit decreased from $37,050 to $35,835 from period to period as a result of standard discounts associated with volume purchases.

Gross profit was 62% for the first quarter 1997 compared to 32% for the first quarter 1996. The increase in the gross profit percentage resulted primarily from the benefit of allocating fixed production costs over a larger sales base and, to a lesser extent, to component cost reductions gained from purchasing larger lot sizes.

Operating expenses of $2.5 million for the first quarter 1997 increased 187% from $885,000 for first quarter 1996. The increase in operating expenses reflects the Company's growth and emergence from the development stage. Head count and related expenses grew to support and service the marketing, sales and manufacturing of the Company's products.

Research and development expenses increased 89% to $878,000 in the first quarter 1997 from $464,000 in the first quarter 1996. This increase was due primarily to the addition of engineering personnel and expenses incurred in the ongoing development of new products as well as enhancement of the Company's existing product.

Sales and marketing expenses increased 922% to $879,000 in the first quarter 1997 from $86,000 in the first quarter 1996. This increase was due primarily to expenses associated with: (i) a regional direct sales force (which was in place in the 1997 period but not the 1996 period); (ii) increased commissions related to increased sales; (iii) expenses associated with marketing support personnel (who were in place in the 1997 period but not the 1996 period);
(iv) expenses associated with attendance at a greater number of trade shows; and (v) additional expenses associated with the Company's OEM Marketing Group, which was established during the first quarter 1997, to further define the Company's Remote Access Agents in concert with telecommunications equipment manufacturers and to develop channel partnerships with these entities in order to establish complementary sales channels for the distribution of the Remote Access Agents.

The Company anticipates sales and marketing expenses to increase substantially as the Company pursues its strategy of increasing its direct sales capabilities and seeks other sales channels for its products.

General and administrative expenses increased 133% to $779,000 in the first quarter 1997 from $335,000 in the first quarter 1996. This increase was primarily due to the expansion of facilities, personnel and systems to support the growth of the Company's business.

Other income (net) was $293,000 in the first quarter 1997 compared to other expense (net) of $307,000 in the first quarter 1996. The income in first quarter 1997 is primarily the result of interest income of approximately $276,000 earned on the net proceeds from the Company's Initial Public Offering in February 1997. The expense in first quarter 1996 consisted primarily of interest expense on indebtedness retired later during 1996.

Net income (loss) per share decreased from ($.06) per share for the first quarter 1996 to ($.05) per share for the first quarter 1997. The calculation of the net loss per share in the current quarter reflects a higher number of shares outstanding as a result of the Initial Public Offering. The calculation is based on the weighted average number of shares of common stock outstanding during each respective period.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 1997 were $38.7 million compared to $1.2 million at December 31, 1996. This increase was due primarily to the Company completing its Initial Public Offering on February 6, 1997, which resulted in net proceeds of $39.5 million.

As of March 31, 1997, the Company's working capital was approximately $39.6 million. For the three months ended March 31, 1997, capital expenditures were approximately $800,000. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products as well as continued product development efforts. The Company believes that its available funds and anticipated cash flows from its operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.

PART II   OTHER INFORMATION

Item 2.   Changes in Securities

On February 6, 1997, the Company completed its Initial Public Offering of a total of 4,600,000 shares of common stock, of which 3,658,860 shares were sold by the Company, and 941,140 shares were sold by selling stockholders. The total number of shares of common stock issued and outstanding as of March 31, 1997 was 26,177,777.

Item 4.   Submission of Matters to a Vote of Security Holders

On January 8, 1997, the Board of Directors were elected for the ensuing year and the Certificate of Incorporation of the Company was amended to terminate the classifications of directors of the Corporation and the provisions for staggered terms of directors.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibit

     Exhibit        Description
     -------        -----------

       27           Financial Data Schedule

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by Digital Lightwave during the quarter ended March 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                    DIGITAL LIGHTWAVE, INC.


Date: May 14, 1997                 By:  /s/  Bryan J. Zwan
                                      -----------------------------
                                       Bryan J. Zwan
                                       Chief Executive Officer and
                                       President
                                       (Principal Executive Officer)


Date: May 14, 1997                 By:  /s/  Beth A. Morris
                                      ------------------------------
                                       Beth A. Morris
                                       Vice President - Finance
                                       (Principal Financial and
                                       Accounting Officer)