Form 10-Q
period 1997-06-30
DIGITAL LIGHTWAVE INC
filed 1997-08-14
CIK 1016100

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                           _______________________

                                  FORM 10-Q

      (Mark One)
         [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

                                          OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ___________ TO_____________

                       _______________________________

                       Commission File No.:  000-21669

                           DIGITAL LIGHTWAVE, INC.
           (Exact name of registrant as specified in its charter)

         Delaware                                         95-4313013
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                      601 Cleveland Street, Fifth Floor
                         Clearwater, Florida  33775
                               (813)  442-6677
(Address, including zip code, of principal executive offices and Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report (s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the Registrant's Common Stock as of June 30, 1997 was 26,177,777.

                           DIGITAL LIGHTWAVE, INC.
                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE PERIOD ENDED JUNE 30, 1997


                                     INDEX

                                                                             PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

          Comparative Balance Sheets - June 30, 1997 and                     1
             December 31, 1996

          Comparative Statements of Operations - Three Months                2
             Ended June 30, 1997 and June 30, 1996

          Comparative Statements of Operations - Six Months                  3
             Ended June 30, 1997 and June 30, 1996

          Comparative Statements of Cash Flows - Six Months                  4
             Ended June 30, 1997 and June 30, 1996

         Notes to Comparative Financial Statements                           5

Item 2.  Management's Discussion and Analysis of Financial Condition and     6
         Results of Operations

PART II  OTHER INFORMATION                                                   8

Item 6.  Exhibit and Reports on Form 8-K                                     8

SIGNATURES                                                                   8

PART I FINANCAL INFORMATION

Item 1. Financial Statements



                           DIGITAL LIGHTWAVE, INC.
                                BALANCE SHEETS
                                (IN THOUSANDS)

                                                    June 30,    December 31,
                                                      1997          1996
                                                   -----------   ------------
                                                   (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                        $   36,227     $     1,165
  Accounts receivable, net                              4,104           2,510
  Notes receivable                                         52              44
  Inventories                                           1,726             850
  Prepaid expenses and other current assets               172             472
                                                   ----------     -----------
    Total current assets                               42,281           5,041

Property and equipment, net                             2,619           1,292
Other assets                                               58              41
                                                   ----------     -----------
    Total assets                                   $   44,958     $     6,374
                                                   ==========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities         $    2,028     $     1,942
  Notes payable                                             -             750
                                                   ----------     -----------
    Total current liabilities                           2,028           2,692

Long-term liabilities                                     142             233
                                                   ----------     -----------
    Total liabilities                                   2,170           2,925
                                                   ----------     -----------

Stockholders' equity:
  Preferred stock                                           -               -
  Common stock                                              3               2
  Additional paid-in capital                           53,555          14,242
  Accumulated deficit                                  (9,070)         (9,095)
                                                   ----------     -----------
                                                       44,488           5,149

  Less: Note receivable from stockholder               (1,700)         (1,700)
                                                   ----------     -----------
    Total stockholders' equity                         42,788           3,449
                                                   ----------     -----------
    Total liabilities and stockholders' equity     $   44,958     $     6,374
                                                   ==========     ===========


The accompanying notes are an integral part of these financial statements.

                            DIGITAL LIGHTWAVE, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)


                                             Three Months Ended June 30,
                                            -----------------------------
                                                1997             1996
                                            -----------       -----------
Sales                                       $     5,310       $     1,129
Cost of goods sold                                1,590               397
                                            -----------       -----------
  Gross profit                                    3,720               732

Operating expenses:
  Engineering and development                       948               522
  Sales and marketing                             1,179               374
  General and administrative                        795               217
                                            -----------       -----------
  Total operating expenses                        2,922             1,113
                                            -----------       -----------

Operating income (loss)                             798              (381)

Other income (expense)                              539               (85)
                                            -----------       -----------
   Income (loss) before income tax                1,337              (466)

Provision for income taxes                            -                 -
                                            -----------       -----------
    Net income (loss)                       $     1,337       $      (466)
                                            ===========       ===========
Net income (loss) per share                 $      0.05       $     (0.02)
                                            ===========       ===========
Weighted average common and common
equivalent shares outstanding                26,321,990        21,944,216
                                            ===========       ===========


The accompanying notes are an integral part of these financial statements.

                           DIGITAL LIGHTWAVE, INC.
                           STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)



                                                          Six Months Ended June 30,
                                                       ------------------------------
                                                           1997               1996
                                                       -----------        -----------
Sales                                                  $     6,808        $     1,314
Cost of goods sold                                           2,157                522
                                                       -----------        -----------
  Gross profit                                               4,651                792
                                                       -----------        -----------
Operating expenses:
  Engineering and development                                1,826                986
  Sales and marketing                                        2,058                460
  General and administrative                                 1,574                552
                                                       -----------        -----------
      Total operating expenses                               5,458              1,998
                                                       -----------        -----------
Operating income (loss)                                       (807)            (1,206)

Other income (expense)                                         832               (392)
                                                       -----------        -----------
      Income (loss) before income tax                           25             (1,598)

Provision for income taxes                                       -                  -
                                                       -----------        -----------
      Net income (loss)                                $        25        $    (1,598)
                                                       ===========        ===========
Net income (loss) per share                            $         -        $     (0.08)
                                                       ===========        ===========
Weighted average common and common equivalent
  shares outstanding                                    25,610,545         21,285,587
                                                       ===========        ===========


The accompanying notes are an integral part of these financial statements.

                            DIGITAL LIGHTWAVE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                      Six Months Ended June 30,
                                                      -------------------------
                                                       1997              1996
                                                      -------           -------
Cash flows from operating activities:
  Net income (loss)                                        25           (1,598)
  Adjustments to reconcile net income(loss) due to
          cash used by operating activities:
    Depreciation                                          250               71
    Changes in operating assets and liabilities:
      Increase in accounts receivable, net             (1,594)            (991)
      Increase in notes receivable                         (8)               -
      (Increase) decrease in inventories                 (876)              59
      Decrease in deferred offering expenses              427                -
      Decrease in prepaid expenses                       (144)            (183)
      Increase(decrease) in accounts payable and
        accrued expenses                                   46             (249)
                                                      -------          -------
           Net cash used in operating activities       (1,874)          (2,891)
                                                      -------          -------
Cash flows from investing activities:
  Purchase of property and equipment                   (1,487)            (218)
                                                      -------          -------
           Net cash used in investing activities       (1,487)            (218)
                                                      -------          -------
Cash flows from financing activities:
  Proceeds from notes payable                               -            2,295
  Principal payments on notes payable                    (750)            (583)
  Principal payments on notes payable,
    related party                                           -             (202)
  Proceeds from sale of common stock,
    net of expenses                                    39,314            2,554
  Principal payments-capital lease obligation            (141)             (76)
                                                      -------          -------
           Net cash provided by financing activities   38,423            3,988
                                                      -------          -------

Net increase in cash and cash equivalents              35,062              879

Cash and cash equivalents at beginning of period        1,165               72
                                                      -------          -------
Cash and cash equivalents at end of period            $36,227          $   951
                                                      =======          =======
Noncash investing and financing activities:
  Fixed asset additions included in accounts
    payable                                                90               10
  Notes payable converted to equity                         -            5,301

The accompanying notes are an integral part of these financial statements.

                            DIGITAL LIGHTWAVE, INC.
                   NOTES TO COMPARATIVE FINANCIAL STATEMENTS


   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three and six month periods ended June 30, 1997, respectively, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Form 10K for the period ended December 31, 1996, File No. 000-21669.

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

2.  Inventories:

      Inventories at June 30, 1997 and December 31, 1996 are summarized as follows:

                                             June 30, 1997             December 31, 1996
                                             -------------             -----------------
                                                          (In Thousands)
      Raw materials . . . . . . . . . .        $    694                     $    336
      Work-in-process . . . . . . . . .             830                          339
      Finished goods  . . . . . . . . .             202                          175
                                               --------                     --------
                                               $  1,726                     $    850
                                               ========                     ========


3.  Computation of Net Income (Loss) Per Share:

      Net income (loss) per common and common equivalent shares has been computed using the weighted average number of common and common equivalent shares outstanding using the treasury stock method for all periods presented. Shares used in the net income (loss) per share calculation are summarized as follows:

                                                                     Three Months Ended June 30,
                                                                 ------------------------------------
                                                                     1997                      1996
                                                                 ------------               ---------
Weighted average common stock outstanding                        26,177,777                 21,235,886

Weighted average common stock equivalents outstanding               144,213                    708,330
                                                                 ----------                 ----------
Shares used in net income (loss) per share calculation           26,321,990                 21,944,216
                                                                 ==========                 ==========

                                                                                Six Months Ended June 30,
                                                                          -----------------------------------
                                                                             1997                     1996
                                                                          ----------               ----------
Weighted average common stock outstanding                                 25,466,332               20,577,257

Weighted average common stock equivalents outstanding                        144,213                  708,330
                                                                          ----------              -----------
Shares used in net income (loss) per share calculation                    25,610,545               21,285,587
                                                                          ==========              ===========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements as well as the future prospects of the Company generally, such investors should specifically consider various factors identified in the Company's Report on Form 10-K for the period ended December 31, 1996, including the matters set forth therein under the caption "Risk Factors," which could cause actual results to differ materially from those indicated by such forward-looking statements.

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

Gross profit may be affected in the future by the introduction of new products which generate differing gross margins and by the sales mix during a given period. The Company plans to pursue Original Equipment Manufacturer (OEM) relationships with respect to the sale of Remote Access Agents. The
Company has not negotiated any such arrangements but anticipates that its pricing to OEMs would be less than with respect to direct sales resulting in lower gross margins in connection with these arrangements. However, sales and marketing expenses are generally lower in the case of sales to OEMs.

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

RESULTS OF OPERATIONS

Net sales for the second quarter 1997 were $5.3 million, an increase of 370% over net sales of $1.1 million for the second quarter 1996. Net sales for the six months ended June 30, 1997 were $6.8 million compared to $1.3 million for the six months ended June 30, 1996. Net sales during both periods consisted of domestic sales of the Company's ASA 312 Network Information Computers.

A significant portion of second quarter 1997 sales resulted from business with new customers and sales of ATM software upgrades for the Network Information Computers which were released during second quarter 1997.

Gross profit was 70% for the second quarter 1997 compared to 65% for the second quarter 1996. Gross profit was 68% for the six months ended June 30, 1997 compared to 60% for the six months ended June 10, 1996. The increases in the gross profit percentage for both periods resulted primarily from the benefit of allocating fixed production costs over a larger sales base and, to a lesser extent, to component cost reductions gained from purchasing larger lot sizes.

Operating expenses of $2.9 million for second quarter 1997 increased 163% from $1.1 million for second quarter 1996. Operating expenses were $5.4 million for the six months ended June 30, 1997 an increase of 173% over operating expenses of $2.0 million for the six months ended June 30, 1996. The increases in operating expenses for both periods reflect the Company's growth and emergence from the development stage. Head count and related expenses grew to support and service the marketing, sales and manufacturing of the Company's products.

Engineering and development expenses increased 82% to $948,000 in the second quarter 1997 from $522,000 in the second quarter 1996. Engineering and development expenses were $1.8 million for the six months ended June 30, 1997, an increase of 85% over operating expenses of $1 million for the six months ended June 30, 1996. The increases in both periods were due primarily to the addition of engineering personnel and expenses as the company continued to invest in the enhancement of its existing products and the development of its Remote Access Agents.

Sales and marketing expenses increased 215% to $1.2 million in the second quarter 1997 from $374,000 in the second quarter 1996. Sales and marketing expenses were $2.1 million for the six months ended June 30, 1997, a 347% increase over sales and marketing expenses of $460,000 for the six months ended June 30, 1996. The increases in both periods were due primarily to expenses associated with: (i) a regional direct sales force (which was in place in the 1997 period but not the 1996 period); (ii) increased commissions related to increased sales; (iii) expenses associated with marketing personnel (who were in place in the 1997 period but not the 1996 period); (iv) expenses associated with attendance at a greater number of trade shows; and (v) additional expenses associated with the Company's OEM Marketing Group, which was established during the first quarter 1997.

The Company anticipates sales and marketing expenses to increase substantially as the Company pursues its strategy of increasing its direct sales capabilities and seeks other sales channels for its products.

General and administrative expenses increased 266% to $795,000 in the second quarter 1997 from $217,000 in the second quarter 1996. General and administrative expenses were $1.6 million for the six months ended June 30, 1997, a 185% increase over sales general and administrative expenses of $552,000 for the six months ended June 30, 1996. The increases in both periods were primarily due to the expansion of facilities, personnel and systems to support the growth of the Company's business.

Other income (net) was $539,000 in the second quarter 1997 compared to other expense (net) of $85,000 in the second quarter 1996. Other income (net) for the six months ended June 30, 1997 was $832,000 compared to other expense (net) of $392,000 for the six months ended June 30, 1996. The income in 1997 is primarily the result of interest income earned on the net proceeds from the Company's Initial Public Offering in February 1997. The expense in 1996 consisted primarily of interest expense on indebtedness retired later during 1996.

Net income (loss) per share increased from ($.02) per share for the second quarter 1996 to $.05 per share for the second quarter 1997. Net income (loss) per share increased from ($.08) per share for the six months ended June 30, 1996 to $.00 per share for the six months ended June 30, 1997. The calculation of the net income per share in the second quarter 1997 reflects a higher number of shares outstanding as a result of the Initial Public Offering. The calculation is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each respective period.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 1997 were $36.2 million compared to $1.2 million at December 31, 1996. The increase was due primarily to net proceeds of approximately $39.5 million upon the Company's completion of its Initial Public Offering on February 6, 1997.

As of June 30, 1997, the Company's working capital was approximately $40.3 million. For the six months ended June 30, 1997, capital expenditures were approximately $1.5 million. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products as well as continued product development efforts. The Company believes that its available funds and anticipated cash flows from its operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.

PART II   OTHER INFORMATION

Item 6.  Exhibit and Reports on Form 8-K

         (a)    Exhibit


       Exhibit        Description
       -------        -----------
        27            Financial Data Schedule (for SEC use only).

         (b)    Reports on Form 8-K

         No reports on Form 8-K were filed by Digital Lightwave during the quarter ended June 30, 1997.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                           DIGITAL LIGHTWAVE, INC.


Date: August 13, 1997                       By:   /s/  Bryan J. Zwan
                                            -----------------------------
                                            Bryan J. Zwan
                                            Chief Executive Officer and
                                            President
                                            (Principal Executive Officer)


Date: August 13, 1997                       By:   /s/  Beth A. Morris
                                            -----------------------------
                                            Beth A. Morris
                                            Vice President - Finance
                                            (Principal Financial and
                                            Accounting Officer)