Form 10-Q
period 1997-09-30
DIGITAL LIGHTWAVE INC
filed 1997-11-13
CIK 1016100

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            (Mark One)
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO___________



                        Commission File No.:  000-21669


                            DIGITAL LIGHTWAVE, INC.
             (Exact name of registrant as specified in its charter)


                   DELAWARE                              95-4313013
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)


                       601 CLEVELAND STREET, FIFTH FLOOR
                           CLEARWATER, FLORIDA  33755
                                (813)  442-6677
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

                            Yes [X]          No [_]

   The number of shares outstanding of the Registrant's Common Stock as of November 12, 1997 was 26,372,065.

                            DIGITAL LIGHTWAVE, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1997


                                     INDEX


                                                                                                       PAGE
PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Comparative Balance Sheets - September 30, 1997 and                                             1
               December 31, 1996

           Comparative Statements of Operations - Three Months                                             2
               Ended September 30, 1997 and September 30, 1996

           Comparative Statements of Operations - Nine Months                                              3
               Ended September 30, 1997 and September 30, 1996

           Comparative Statements of Cash Flows - Nine Months                                              4
               Ended September 30, 1997 and September 30, 1996

           Notes to Comparative Financial Statements                                                       5

Item 2.    Management's Discussion and Analysis of Financial Condition and                                 7
           Results of Operations

PART II  OTHER INFORMATION


Item 1.    Legal Proceedings                                                                              12

Item 6.    Exhibits and Reports on Form 8-K                                                               12

SIGNATURES                                                                                                13

PART  I    FINANCAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            DIGITAL LIGHTWAVE, INC.
                                BALANCE SHEETS
                                (In thousands)

                                                                              September 30,          December 31,
                                                                                  1997                  1996
                                                                              -------------        -------------
                                                                               (Unaudited)
            ASSETS

            Current assets:
               Cash and cash equivalents                                      $      33,480        $       1,165
               Accounts receivable, net                                              10,798                2,510
               Inventories                                                            1,299                  850
               Prepaid expenses and other current assets                                551                  516
                                                                              -------------        -------------
                  Total current assets                                               46,128                5,041

            Property and equipment, net                                               3,824                1,292
            Other assets                                                                130                   41
                                                                              -------------        -------------
                  TOTAL ASSETS                                                $      50,082         $      6,374
                                                                              =============        =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

            Current liabilities:
               Accounts payable and accrued liabilities                       $       3,375         $      1,942
               Notes payable                                                             --                  750
                                                                              -------------        -------------
                    Total current liabilities                                         3,375                2,692

            Long-term liabilities                                                        95                  233
                                                                              -------------        -------------
                Total liabilities                                                     3,470                2,925
                                                                              -------------        -------------
            Stockholders' equity:
               Preferred stock                                                           --                   --
               Common stock                                                               3                    2
               Additional paid-in capital                                            53,555               14,242
               Accumulated deficit                                                   (6,946)              (9,095)
                                                                              -------------        -------------
                                                                                     46,612                5,149
               Note receivable from stockholder                                          --               (1,700)
                                                                              -------------        -------------
                  Total stockholders' equity                                         46,612                3,449
                                                                              -------------        -------------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $      50,082        $       6,374
                                                                              =============        =============

  The accompanying notes are an integral part of these financial statements.

                            DIGITAL LIGHTWAVE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (In thousands, except share and per-share data)

                                                                               Three Months Ended September 30,
                                                                             -----------------------------------
                                                                                 1997                   1996
                                                                             -----------            ------------
            Sales                                                            $     8,340            $      1,723
            Cost of goods sold                                                     2,787                     630
                                                                             -----------            ------------
               Gross profit                                                        5,553                   1,093

            Operating expenses:
               Engineering and development                                         1,230                     667
               Sales and marketing                                                 1,799                     579
               General and administrative                                            911                     354
                                                                             -----------            ------------
               Total operating expenses                                            3,940                   1,600
                                                                             -----------            ------------
            Operating income (loss)                                                1,613                    (507)

            Other income (expense)                                                   511                    (215)
                                                                             -----------            ------------
            Income (loss) before income tax                                        2,124                    (722)
            Provision for income taxes                                                --                      --
                                                                             -----------            ------------
            Net income (loss)                                                $     2,124            $       (722)
                                                                             ===========            ============
            Per Share of Common Stock:
            Net income (loss) per share                                      $      0.08            $      (0.03)
                                                                             ===========            ============

            Weighted average common and common
              equivalent shares outstanding                                   27,087,802              22,083,914
                                                                             ===========            ============

      The accompanying notes are an integral part of these financial statements.

                            DIGITAL LIGHTWAVE, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)
                (In thousands, except share and per-share data)

                                                                             Nine Months Ended September 30,
                                                                        -------------------------------------------
                                                                             1997                         1996
                                                                        ----------------              -------------
            Sales                                                       $         15,148              $       3,037
            Cost of goods sold                                                     4,944                      1,152
                                                                        ----------------              -------------
               Gross profit                                                       10,204                      1,885

            Operating expenses:
               Engineering and development                                         3,056                      1,653
               Sales and marketing                                                 3,856                      1,048
               General and administrative                                          2,485                        897
                                                                        ----------------              -------------
            Total operating expenses                                               9,397                      3,598
                                                                        ----------------              -------------
            Operating income (loss)                                                  807                     (1,713)

            Other income (expense)                                                 1,342                       (607)
                                                                        ----------------              -------------
            Income (loss) before income tax                                        2,149                     (2,320)
            Provision for income taxes                                                --                         --
                                                                        ----------------              -------------
            Net income (loss)                                           $          2,149              $      (2,320)
                                                                        ================              =============
            Per Share of Common Stock:
            Net income (loss) per share                                 $           0.08              $       (0.11)
                                                                        ================              =============

            Weighted average common and common
              equivalent shares outstanding                                   26,374,388                 21,829,235
                                                                        ================              =============

   The accompanying notes are an integral part of these financial statements.

                            DIGITAL LIGHTWAVE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                        For the Nine Months Ended September 30,
                                                                                        ---------------------------------------
                                                                                             1997                     1996
                                                                                        --------------           --------------
Cash flows from operating activities:
   Net income (loss)                                                                    $        2,149           $       (2,320)
   Adjustments to reconcile net income (loss) due to
              Cash used by operating activities:
       Interest expense converted to equity                                                         --                      113
       Depreciation and amortization                                                               446                      128
       Changes in operating assets and liabilities:
          Increase in accounts receivable, net                                                  (8,288)                  (1,425)
          Increase in inventories                                                                 (449)                     (81)
          Decrease in deferred offering expenses                                                   427                       --
          Increase in prepaid expenses and other current assets                                   (531)                    (345)
          Increase in accounts payable and accrued expenses                                      1,433                      406
                                                                                        --------------           --------------
                 Net cash used in operating activities                                          (4,813)                  (3,524)
                                                                                        --------------           --------------
Cash flows from investing activities:
   Purchase of property and equipment                                                           (2,998)                    (516)
                                                                                        --------------           --------------
                 Net cash used in investing activities                                          (2,998)                    (516)
                                                                                        --------------           --------------
Cash flows from financing activities:
   Proceeds from notes payable                                                                      --                    1,750
   Principal payments on notes payable                                                            (750)                   2,400
   Principal payments on notes payable, related party                                               --                     (202)
   Repayment of stockholder receivable                                                           1,700                       --
   Proceeds from sale of common stock, net of expense                                           39,314                       --
   Cash paid for common stock                                                                       --                    2,624
   Principal payments-capital lease obligation                                                    (138)                    (148)
                                                                                        --------------           --------------
                 Net cash provided by financing activities                                      40,126                    6,424
                                                                                        --------------           --------------
Net increase in cash and cash equivalents                                                       32,315                    2,384
Cash and cash equivalents at beginning of period                                                 1,165                       72
                                                                                        --------------           --------------
Cash and cash equivalents at end of period                                              $       33,480           $        2,456
                                                                                        ==============           ==============

Other supplemental disclosures:
Noncash investing and financing activities:
   Capital lease obligation                                                             $           --           $           17
   Fixed asset additions included in accounts payable                                              233                       --
   Accrued interest converted to equity                                                             --                       92

  The accompanying notes are an integral part of these financial statements.

                            DIGITAL LIGHTWAVE, INC.
                   NOTES TO COMPARATIVE FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three and nine month periods ended September 30, 1997, respectively, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Form 10-K for the period ended December 31, 1996, File No. 000-21669.

1.  INITIAL PUBLIC OFFERING:
On February 6, 1997, the Company consummated its Initial Public Offering of 3,658,860 shares issued by the Company at a price of $12.00 per share. Aggregate net proceeds to the Company were approximately $39.5 million. On February 28, 1997, the Company paid off all the then outstanding notes ($750,000 principal amount) with proceeds from the Initial Public Offering.

2.  INVENTORIES:
Inventories at September 30, 1997 and December 31, 1996 are summarized as follows:


                                                    September 30,      December 31,
                                                        1997               1996
                                                    -------------      ------------
                                                             (In thousands)
                         Raw materials              $       1,179      $        336
                         Work-in-process                        0               339
                         Finished goods                       120               175
                                                    -------------      ------------
                                                    $       1,299      $        850
                                                    =============      ============


3.  COMPUTATION OF NET INCOME (LOSS) PER SHARE:
Net income (loss) per common and common equivalent shares has been computed using the weighted average number of common and common equivalent shares outstanding using the treasury stock method for all periods presented. Shares used in the net income (loss) per share calculation are summarized as follows:

                                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                                           --------------------------------     -------------------------------
                                                              1997               1996               1997              1996
                                                           ----------         -------------     -------------    --------------
Weighted average common stock outstanding                  26,177,777            21,375,584        25,680,064        21,375,584
Weighted average common stock equivalents
   Outstanding                                                910,025               708,330           694,324           453,651
                                                           ----------         -------------     -------------    --------------
Shares used in net income (loss) per share
  Calculation                                              27,087,802            22,083,914        26,374,388        21,829,235
                                                           ==========         =============     =============    ==============

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

5.  COMMITMENTS AND CONTINGENCIES:
The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position.

6.  LEGAL PROCEEDINGS:
On November 5, 1997, Hugh Brian Haney ("Plaintiff") commenced an action in the United States District Court for the Southern District of Ohio against Bryan
J. Zwan, the Company's Chief Executive Officer, and the Company ("Defendants").

The complaint alleges violations of Section 10 (b) of the Securities Exchange Act and various common law violations by Defendants in connection with Plaintiff's sale to the Company's predecessor in November 1995, pursuant to a previously granted option exercisable by Zwan and/or the Company's predecessor, of 4,900 shares of stock in the Company's predecessor, an amount equivalent to 19,215,686 shares of the Company's common stock.

The complaint seeks alternative forms of relief, including, among others, (1) rescission of the sale of the shares transferred by Plaintiff or (2) damages of not less than $235 million, together with interest. The Company believes that the lawsuit is without merit and intends to defend vigorously.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements as well as the future prospects of the Company generally, such investors should specifically consider various factors identified in the Company's Report on Form 10-K for the period ended December 31, 1996, including the matters set forth therein under the caption "Risk Factors," which could cause actual results to differ materially from those indicated by such forward-looking statements. Factors that may affect the Company's results of operations include but are not limited to customer concentration, product certifications, dependence on single product and uncertain market acceptance of planned products, competition, management of growth, mergers, rapid technological change and dependence on new product introductions, substantial increase in manufacturing operations and dependence on contract manufacturing and limited source suppliers, government regulations, dependence on key personnel, dependence on proprietary technology, and volatility of stock price. The Company participates in a highly concentrated industry, and has limited visibility with regards to customer orders and the timing of such orders. The Company may also encounter difficulty obtaining sufficient supplies to staff and meet production schedules. As a result, quarter-to-quarter and year-to-year financial performance is highly dependent upon the timely receipt of orders from its customers during fiscal periods.

OVERVIEW
The Company manufactures and sells Network Information Computers, and Remote Access Agents and has other products in design and development. The Company's products are based on the Company's core software, firmware and hardware technology which was developed over a five year period. In February 1996, the Company commenced sales of the ASA 312. To date, the Company has not entered into long-term agreements or blanket purchase orders for the sale of its products, but generally obtains purchase orders for immediate shipment and other cancelable purchase commitments. The Company's sales during a particular quarter are, therefore, highly dependent upon orders placed by customers during the quarter. Consequently, sales may fluctuate significantly from quarter to quarter due to the timing and amount of orders from customers, among other factors.

The Company believes that once it completes a successful initial sale to a customer additional orders have a reasonable degree of occurrence as the customer becomes comfortable with the Company's technologically advanced product offerings. The Company believes that since it participates in the highly concentrated telecommunications industry ongoing sales to existing customers is indicative of growing product acceptance. Since the Company's initial deliveries in February 1996, it has delivered over 600 units to over 50 customers primarily serving the domestic telecommunications marketplace. While the Company believes it is properly positioned to garner additional customers and market share for the ASA 312 and its derivative products, there can be no assurance the company will gain further product acceptance or that additional revenue will materialize from current or future customers.

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



RESULTS OF OPERATIONS
The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter and nine months ended September 30, 1997 compared to the quarter and nine months ended September 30, 1996. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of net sales to facilitate the discussions that follow. The tables compare the quarter ended September 30, 1997 to the quarter ended September 30, 1996 and the nine months ended September 30, 1997 to the nine months ended September 30, 1996, respectively:


                                             Quarter Ended                                              Percent of
(In millions, except %)                ------------------------     Amount          Percent              Net Sales
                                        Sept. 30,    Sept. 30,      Change          Change       --------------------------
                                          1997         1996       Fav./(Unfav)    Fav./(Unfav)       1997          1996
                                       ----------- ------------- --------------  --------------  -------------  -----------
Net sales                              $    8.3     $     1.7     $       6.6          384  %         100 %         100  %
Cost of goods sold                         (2.8)          (.6)           (2.2)        (342)           (33)          (37)
                                       ----------- ------------- --------------                  -------------  -----------
Gross profit                                5.5           1.1             4.4          408             67            63
Engineering and development expenses       (1.2)          (.7)            (.5)         (84)           (15)          (39)
Sales and marketing expenses               (1.8)          (.6)           (1.2)        (211)           (22)          (34)
General and administrative expenses         (.9)          (.3)            (.6)        (157)           (11)          (20)
Other income (expense)                       .5           (.2)             .7          338              6           (12)
                                       ----------- ------------- --------------                  -------------  -----------
Net income (loss)                      $    2.1     $     (.7)    $       2.8          394             25 %         (42) %
                                       =========== ============= ==============                  =============  ===========





                                           Nine Months Ended                                            Percent of
(In millions, except %)                --------------------------    Amount         Percent              Net Sales
                                         Sept. 30,   Sept. 30,       Change         Change       --------------------------
                                           1997        1996       Fav./(Unfav)    Fav./(Unfav)       1997          1996
                                       ----------- -------------- -------------  --------------  -------------- -----------
Net sales                               $    15.1     $    3.0       $    12.1           399   %       100 %        100  %
Cost of goods sold                           (4.9)        (1.1)           (3.8)         (329)          (33)         (38)
                                       ----------- ------------- --------------                  -------------  -----------
Gross profit                                 10.2          1.9             8.3           441            67           62
Engineering and development expenses         (3.0)        (1.7)           (1.3)          (85)          (20)         (54)
Sales and marketing expenses                 (3.9)        (1.0)           (2.9)         (268)          (26)         (34)
General and administrative expenses          (2.5)         (.9)           (1.6)         (177)          (16)         (30)
Other income (expense)                        1.3          (.6)            1.9           321             9          (20)
                                       ----------- ------------- --------------                  -------------  -----------
Net income (loss)                       $     2.1     $   (2.3)      $     4.4           193            14 %        (76) %
                                       =========== ============= ==============                  =============  ===========

SALES
Sales for the quarter increased $6.6 million to $8.3 million from $1.7 million in the year ago quarter. Sales to existing customers during the quarter represented 70% of sales, or $5.8 million as compared to 23% of net sales, or $.4 million in the year ago quarter. During the quarter, the Company shipped 262 units in varying configurations of the ASA 312 to a total of 29 customers (including 12 new customers) at an average selling price ("ASP") of $31,832, as compared to 48 units to a total of 16 customers (including 12 new customers) at an ASP of $35,891 in the year ago quarter.

Sales for the nine months ended September 30, 1997, increased $12.1 million to $15.1 million from $3.0 million in the same period last year. Sales to existing customers for the period represented 61% of sales, or $9.3 million as compared to 48% of net sales, or $2.9 million for the same period last year. During the period, the Company shipped 452 units in varying configurations at an ASP of $33,513 compared with 86 units at an ASP of $35,311 for the same period last year.

As previously noted, the company believes repeat sales to an existing customer is a measure of growing product acceptance in the highly concentrated telecommunication industry. ASPs declined in the quarter primarily due to the introduction of a new product configuration for lower bit rate (OC-3) optical networks which could be upgraded through the sale of a software enhancement at a later date. There can be no assurance the Company will deliver additional products or upgrades of existing products to its current or potential customers. To a lesser extent, ASPs were reduced through the provision of customary discounts to an international distributor.

COST OF GOODS SOLD
Cost of goods sold for the quarter increased by $2.2 million to $2.8 million from $.6 million in the year ago quarter.

Cost of goods sold for the nine months ended September 30, 1997, increased by $3.8 million to $4.9 million from $1.1 million in the year ago period.

The primary reasons for the increase in cost of goods sold is the increase in volume of units produced and the increased infrastructure and manufacturing costs incurred in support of these efforts. These costs include management, indirect labor, facility rental, depreciation of equipment, and other operating expenses. While the overall cost of good sold has increased, the average cost of goods sold per unit has declined as a result of allocating fixed production costs over a larger volume of units produced and the component cost reductions associated with the purchase of larger lot sizes. During the latter part of the quarter, the company moved its manufacturing operation to a new expanded facility. Management believes this new facility can increase production, however, these additional fixed production costs may initially yield an increase to cost of goods sold and average cost of goods sold per unit over the near term until the facility achieves optimum utilization.

GROSS PROFIT
Gross profit for the quarter increased by $4.4 million to $5.5 million from $1.1 million in the year ago quarter. As a percentage of sales, gross margin for the quarter increased to 66.6% from 63.4%.

Gross profit for the nine months ended September 30, 1997, increased by $8.3 million to $10.2 million from $1.9 million in the year ago period. As a percentage of sales, gross margin for the nine months ended September 30, 1997 increased to 67.4% from 62.1%.

The increase in gross profit and gross margin percentage, are related to the increase in net sales, the allocation of fixed production costs over larger unit sales volumes, and the purchase of larger lot sizes as previously discussed.

ENGINEERING AND DEVELOPMENT
Engineering and development expenses for the quarter increased by $.5 million to $1.2 million from $.7 million in the year ago quarter.

Engineering and development expenses for the nine months ended September 30, 1997, increased by $1.3 million to $3.0 million from $1.7 million in the year ago period.

The increase in both periods is primarily related to the addition of engineering, and quality control personnel and the other expenses associated with the Company's ongoing research and development efforts on products like the Remote Access Agents, and enhancements to the Company's Network Information Computers. The Company intends to hire additional personnel and expand the infrastructure to support these ongoing research and development efforts, and does not anticipate the rate of growth in dollar terms will subside during the next several quarters.

SALES AND MARKETING
Sales and marketing expenses for the quarter increased by $1.2 million to $1.8 million from $.6 million in the year ago quarter.

Sales and marketing expenses for the nine months ended September 30, 1997, increased by $2.9 million to $3.9 million from $1.0 million in the year ago period.

The increase in both periods is related to the addition of personnel for the Company's direct sales force and marketing functions, an increase in commissions related to the increase in sales activity, an increase in trade show appearances, and other customer incentives. The Company intends to hire additional personnel to support the expansion of the existing sales channels and the development of additional sales channels for its products, and does not anticipate the rate of growth in dollar terms or as a percentage of sales will diminish.

GENERAL AND ADMINISTRATIVE
General and administrative expenses for the quarter increased by $.6 million to $.9 million from $.3 million in the year ago quarter.

General and administrative expenses for the nine months ended September 30, 1997, increased by $1.6 million to $2.5 million from $.9 million in the year ago period.

The increase in both periods is due to the expansion of facilities, personnel, and information systems to support the growth of the Company's business. The Company believes these expenses generally have a large fixed component, and anticipates the rate of growth in percentage terms will subside over the next twelve months.

OTHER INCOME OR EXPENSE
Other income for the quarter increased by $.7 million from an expense of $.2 million to income of $.5 million.

Other income for the nine months ended September 30, 1997 increased by $1.9 million from an expense of $.6 million to income of $1.3 million.

The increase in both periods primarily relates to interest income generated from the investment of proceeds from the company's Initial Public Offering ("IPO").

NET INCOME OR LOSS
Net income for the quarter increased $2.8 million from a net loss of $.7 million or $.03 per share, to net income of $2.1 million or $.08 per share.

Net income for the nine months ended increased $4.4 million from a net loss of $2.3 million or $.11 per share, to net income of $2.1 million or $.08 per share.

The computation of weighted shares outstanding for the 1997 periods reflect a higher number of shares outstanding as a result of the completion of the Company's IPO, and the effect of common stock equivalents under the treasury stock method for all periods presented.


LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at September 30, 1997 were approximately $33.5 million compared to approximately $1.2 million at December 31, 1996. The increase was due primarily to the receipt of approximately $39.5 million from the completion of the Company's IPO on February 6, 1997. During the quarter ended September 30, 1997, the Company received a $1.7 million repayment of a note receivable from its principal shareholder.

As of September 30, 1997, the Company's working capital was approximately $42.8 million. For the nine months ended September 30, 1997, capital expenditures were approximately $3.0 million. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products as well as continued product development efforts. The Company believes that its available funds and anticipated cash flows from its operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On November 5, 1997, Hugh Brian Haney ("Plaintiff") commenced an action in the United States District Court for the Southern District of Ohio against Bryan J. Zwan, the Company's Chief Executive Officer, and the Company ("Defendants").

The complaint alleges violations of Section 10 (b) of the Securities Exchange Act and various common law violations by Defendants in connection with Plaintiff's sale to the Company's predecessor in November 1995, pursuant to a previously granted option exercisable by Zwan and/or the Company's predecessor, of 4,900 shares of stock in the Company's predecessor, an amount equivalent to 19,215,686 shares of the Company's common stock.

The complaint seeks alternative forms of relief, including, among others, (1) rescission of the sale of the shares transferred by Plaintiff or (2) damages of not less than $235 million, together with interest. The Company believes that the lawsuit is without merit and intends to defend vigorously.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

         (a)     Exhibits

         Exhibit                  Description
         -------                  -----------
        10.1           Second Lease Amendment, dated 09/10/97, between Registrant and Atrium At Clearwater, Limited
        10.2           Lease Agreement, dated 06/30/97 between Registrant and Pinellas Business Center, Inc.
        10.3           Lease Agreement, dated 09/26/97, between Registrant and Monmouth/Atlantic Realty Associates L.P.
        27.0           Financial Data Schedule (for SEC use only).


         (b) Reports on Form 8-K

         No reports on Form 8-K were filed by Digital Lightwave, Inc. during the quarter ended September 30, 1997.

                                  SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                            Digital Lightwave, Inc.

Date: November 13, 1997     By:  /s/ Bryan J. Zwan
                            ---------------------------------------------------
                            Bryan J. Zwan
                            Chief Executive Officer and
                            President
                            (Principal Executive Officer)

Date: November 13, 1997     By:  /s/ Steven H. Grant
                            ----------------------------------------------------
                            Steven H. Grant
                            Vice President - Finance & Chief Financial Officer
                            (Principal Financial and Accounting Officer)