Form 10-K405
period 1997-12-31
DIGITAL LIGHTWAVE INC
filed 1998-04-15
CIK 1016100

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO.: 0-21669

                            DIGITAL LIGHTWAVE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        95-4313013
        (State or other jurisdiction of                           (IRS Employer
        incorporation or organization)                         Identification No.)

                       601 CLEVELAND STREET, FIFTH FLOOR
                           CLEARWATER, FLORIDA 33755
                                 (813) 442-6677
 (Address, including zip code, of principal executive offices and Registrant's telephone number, including area code)

                             ---------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

   Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                          $0.0001 PAR VALUE PER SHARE

                             ---------------------

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this Report. [X]

     The aggregate market value of Registrant's voting stock, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Common Stock as reported by Nasdaq on April 9, 1998:
$160,396,533.

     The number of shares of Registrant's Common Stock issued and outstanding as of April 9, 1998: 26,457,160.
                             ---------------------
                      DOCUMENTS INCORPORATED BY REFERENCE

Registrant's definitive Proxy Statement which will be filed with the Securities and Exchange Commission on or before April 15, 1998 in connection with Registrant's annual meeting of stockholders to be held on May 15, 1998 is incorporated by reference into Part III of this Report.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

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

     A glossary of terms used in this Report appears at the end of this Item 1.

GENERAL

     Digital Lightwave develops, manufactures and sells advanced computer systems that provide information concerning the performance of fiberoptic (or "lightwave") telecommunications networks and transmission equipment. The Company's product, the ASA 312, is a portable software-based network information computer that is designed to outperform conventional hardware-based network test instruments. The ASA 312 is lightweight, compact and easily operated through a touch sensor over a full color display. The ASA 312 enables users to understand and process information, simultaneously and without interruption, from telecommunications networks utilizing: (i) the legacy T-Carrier protocol at rates DS-0, DS-1 and DS-3; (ii) the lightwave SONET protocol at rates OC-1, OC-3 and OC-12; and (iii) the ATM protocol.

     The Company began shipping the ASA 312 in February 1996. For the year ended December 31, 1997, the Company shipped 275 ASA 312 units to more than 40 customers, including: (i) InterExchange Carriers ("IXCs"); (ii) Regional Bell Operating Companies ("RBOCs"); (iii) Competitive Access Providers ("CAPs"); (iv) independent telephone companies; (v) network equipment manufacturers; (vi) equipment leasing companies; and (vii) private network operators.

     The Company was incorporated in California on October 12, 1990 under the name Digital Lightwave, Inc., and reincorporated in Delaware on March 18, 1996 through its merger into a newly formed Delaware corporation. Unless the context otherwise requires, as used in this Report the "Company" and "Digital Lightwave" refer to Digital Lightwave, Inc., a Delaware corporation, and its predecessor entity. The Company's principal executive offices are located at 601 Cleveland Street, Fifth Floor, Clearwater, Florida 33755; its telephone and facsimile numbers are 813.442.6677 and 813.442.5660; its e-mail address is info@lightwave.com; and its URL is http://www.lightwave.com.

TECHNOLOGY

     The following core technologies are used in the ASA 312 and provide a basis for certain of the Company's products in development: (i) a software operating environment which runs over a MS-DOS platform; (ii) programs which operate the Company's firmware and hardware; (iii) graphical user interface programs running in a windowed environment; (iv) Network Protocol Translators ("NPTs"), which are modular gate arrays which logically process discrete network information from signals at specific bandwidths and specific protocols; and (v) Network Protocol Processors ("NPPs"), which are modular electronic assemblies for the processing of information encoded in a specific protocol over a range of bandwidth. The Company's software is written in object-oriented code and is designed to provide users of the ASA 312 with an intuitive graphical user interface.

     NPTs supply information as to each bit or specified groups of bits being transported in order to identify and process information concerning the overhead and payload carried by network transmissions. NPTs are combined with a microprocessor, discrete integrated circuits and other firmware in NPPs. NPPs interface, frame and process network information from a number of protocols and transmission speeds. NPPs also can insert user-programmable payloads and user-specified overhead into a transmission.

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

PRODUCTS

     Network Information Computers. The Company currently manufactures and sells the ASA 312, a portable network information computer which enables users to access and process information concerning the performance of telecommunications networks and transmission equipment. The ASA 312 was designed to displace existing network test instruments by incorporating their functions into a software-based information processing system, adding additional functions and improving price/performance. With the ASA 312, telephone companies and other operators of large telecommunications networks, as well as manufacturers of network transmission and cross-connect equipment, are able to (i) verify and manage information concerning the transmission of voice, data, image and video traffic and (ii) plan for and implement network expansion more effectively. Telecommunications equipment manufacturers also use the ASA 312 in designing, engineering and manufacturing their products as well as in installing their products in the networks of their customers and providing ongoing customer support.

     The ASA 312 generates, transmits, receives, interleaves, deinterleaves, multiplexes, demultiplexes, maps, demaps and processes legacy T-Carrier electronic signals and SONET and ATM lightwave signals. It provides access to T-Carrier, SONET and ATM signals and their status and control overhead. The ASA 312's graphical user interface is a touch sensor over a large color display which provides simple and intuitive windowed graphics and menus. The ASA 312 may be accessed and operated remotely by modem or through direct connection to an Ethernet LAN.

     Remote Access Agents. The Company has developed prototypes for a series of Remote Access Agents which are modular hardware/software platforms that are designed to provide network operators with real-time information concerning performance of the network segments where the Agents have been installed. Remote Access Agents provide performance and quality data to the network operator through a standard operations interface to allow central monitoring and administration. The Remote Access Agents incorporate technology developed by the Company which includes advanced hardware technology that accesses bits in lightwave and legacy telecommunications transmissions, a non-blocking switch matrix that maps signals into different transmission speeds and protocols, and object-oriented software that controls user-selectable features accessible through Windows OS or other user environments.

SALES, MARKETING AND CUSTOMER SUPPORT

     Sales. The Company markets its products to telecommunications service providers and network equipment manufacturers through a direct sales force (consisting of 17 employees as of December 31, 1997). The Company's sales organization of 32 employees also includes managers, sales engineers and sales administrative staff based at the Company's principal executive offices. The primary functions of the Company's direct sales force are (i) to ensure that existing and potential customers in each territory are being regularly contacted, (ii) to differentiate the features and capabilities of the Company's products from competitive offerings, (iii) to assist customers with the implementation of the Company's products and (iv) to serve as a direct link to assure quality and timely customer support. In addition, the Company believes that its direct sales staff helps the Company to monitor changing customer requirements, as well as the development of industry standards.

     Marketing. In marketing the ASA 312, the Company focuses on the divisions of telecommunications service providers that are responsible for planning and installing extensions of the network. In marketing the Remote Access Agents, the Company has directed its preliminary marketing efforts towards the strategic planning divisions of telecommunications service providers and private network operators in order to define customer requirements. The Company seeks to build awareness of its products through a variety of marketing channels and methodologies. The Company participates in industry trade shows and conferences and makes direct mailings to targeted potential customers.

     Customer Support. All service, repair and technical support are performed at the Company utilizing sub-assemblies and components obtained from the Company's regular sources of supply. The Company's technical support engineers are trained in the hardware and software incorporated in its products, as well as the networks and transmission equipment operated by its customers. The Company offers technical support to its customers 24 hours a day, 7 days a week, via a toll-free hotline and through paging systems for all support personnel. The Company offers a three-year limited warranty on all components of its products, other than the laser transmitter unit, which has a one-year limited warranty, and software and firmware, which have a 90-day limited warranty.

PRODUCTION

     The Company's manufacturing operations consist primarily of material planning and procurement, final assembly, software loading, testing and quality assurance. The Company's operational strategy relies on outsourcing of manufacturing to reduce fixed costs and to provide flexibility in meeting market demand. The Company currently subcontracts component procurement and kitting and printed circuit board manufacture and electronic module assembly to companies that specialize in these services. The Company takes the electronic assemblies produced by its contract electronic assembler and inserts them into product enclosures in combination with the Company's software.

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

     The Company uses a rolling six-month forecast based on anticipated product orders to determine its general material and component requirements. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the specific supplier, purchase terms and demand for a component at a given time. Currently, the Company acquires materials and orders certain standard subassemblies based on the Company's forecast. Upon receipt of firm orders from customers, the Company assembles fully-configured systems and subjects them to a number of tests before shipment. If orders do not match forecasts, the Company may have excess or inadequate inventory of certain materials and components.

     Although the Company generally uses standard parts and components for its products, several key components used in the manufacture of its products are currently purchased only from a sole-source or from single or limited sources. At present, the Company's only sole-sourced component is a SONET overhead terminator. Limited-sourced components used in the ASA 312 and the Remote Access Agents include a single board computer, a power supply, a touch sensor and controller, plastic housing units and other discrete components. The Company generally does not have long-term agreements with any of these sole or limited sources of supply. Any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, financial condition and results of operations. Qualifying additional suppliers is time consuming and expensive and the likelihood of errors could be greater with new suppliers. See "Risk Factors-Substantial Increase in Manufacturing Operations; Dependence on Contract Manufacturing and Limited Source Suppliers."

ENGINEERING AND DEVELOPMENT

     The Company has organized its research and development efforts into the following three main groups: (i) the microelectronics group is devoted to the further development of hardware and firmware technologies; (ii) the software development group is devoted to developing new applications software; and (iii) the hardware development group is devoted to reducing further the size and weight of the Company's products, designing printed circuit boards for new applications and developing enhancements to streamline production.

The Company intends to increase the size of its technical staff by adding microelectronic and software engineers, including those with particular understanding of international transmission protocols and standards.

     As of December 31, 1997, the Company maintained an engineering and development department of 66 individuals. During fiscal years 1997, 1996 and 1995, the amounts spent on Company sponsored engineering and development activities were approximately $5.3 million, $2.4 million and $1.5 million, respectively.

INTELLECTUAL PROPERTY

     The Company relies on a combination of patent, trade secret, copyright and trademark protection and non-disclosure agreements to protect its core technology. Although the Company has pursued and intends to continue to pursue patent protection of certain aspects of its technology that it considers important, the Company believes that its success will be largely dependent on its reputation for technology, product innovation, affordability, marketing ability and response to customers' needs. As of the date of this Report, the Company has several patent applications pending in the United States relating to the ASA 312 network information computer. Two such applications have been granted notices of allowance by the United States Patent and Trademark Office. Digital Lightwave also intends to apply for patents for its Remote Access Agent technology. There can be no assurances, however, that any of such future or pending applications will be successful.

     The Company believes that the rapid rate of technological change and the relatively long development cycle for integrated electronic assemblies are also significant factors in the protection of the Company's intellectual property. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements and proprietary information and inventions agreements with its employees and suppliers, and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Accordingly, there can be no assurance that the Company will be successful in protecting its intellectual property or that the Company's rights will preclude competitors from developing products or technology equivalent or superior to those of the Company.

     The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Although the Company is not aware of any infringement or claimed infringement by its products or technology of the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that any such assertions will not result in costly litigation or require the Company to obtain a license to intellectual property rights of such parties. There can be no assurance that any such licenses would be available on terms acceptable to the Company, if at all. Furthermore, litigation could result in substantial cost to and diversion of efforts by the Company regardless of outcome. Any infringement claims or litigation against the Company could materially and adversely affect the Company's business, financial condition and results of operations. In addition, the Company's growth strategy includes a plan to enter international markets and the laws of some foreign countries do not protect the Company's proprietary rights regarding its products to the same extent as do the laws of the United States. See "Risk Factors Dependence on Proprietary Technology."

CUSTOMERS

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

     For the year ended December 31, 1997, the Company's five largest customers accounted for approximately 69% of total revenues, with WorldCom and its subsidiaries accounting for 42% of total sales. For the year ended December 31, 1996, the Company's five largest customers accounted for approximately 62% of total revenues, with MCI Communications Corporation ("MCI"), Ameritech Corporation ("Ameritech") and Pacific Telesys Group ("PacTel") accounting for 23%, 19% and 15% of total sales, respectively. No other customer accounted for more than 10% of the Company's revenues during such periods. There can be no assurance regarding the amount or timing of purchases by any customer in any future period. See "Risk Factors -- Customer Concentration."

BACKLOG

     The Company's backlog at December 31, 1997 was approximately $6.0 million. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements, may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that its backlog cannot be considered a meaningful indicator of future financial results.

SEASONALITY

     The Company generally believes that its sales are seasonal in nature with the largest portion of quarterly sales tied to telecom industry purchasing patterns which usually increase during the last calendar quarter of the year.

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

     The Company believes that there are five principal competitors which currently offer products that compete with the ASA 312, including Hewlett Packard Company, Tektronix Inc., Dynatech Corporation, Anritsu Corporation, Wandel & Goltermann Technologies, Inc. and other companies which offer network monitoring products which do not provide the capability to monitor lightwave transmissions, the principal of which are Applied Digital Access, Inc., Network General Corporation and Hekimian Laboratories, Inc. The companies that offer test instruments in competition with the ASA 312 do not supply lightwave network monitoring products. Accordingly, the Company believes that there are currently no competitors that provide an integrated comprehensive solution to performance monitoring transmission speeds from DS-0 through OC-12 and no providers of portable equipment which cover the full range of features offered by the ASA
312. However, such competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and technical, financial, manufacturing and marketing resources than the Company. In addition, a number of these competitors have long established relationships with the Company's customers and potential customers. The Company believes it is likely that competitors will enter the market for most if not all of the products which the Company will offer. See "Risk Factors -- Competition."

REGULATION

     The Company's products must meet industry standards and receive certification for connection to certain public telecommunications networks prior to their sale. In the United States, the Company's products must comply with various regulations promulgated by the Federal Communications Commission ("FCC") and Underwriters Laboratories. Internationally, the Company's products must comply with standards established by telecommunications authorities in various countries as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. In addition, certain planned products of the Company may be required to be certified by Bell Communications Research, Inc. ("Bellcore") in order to be commercially viable. Although the Company's products have not been denied any regulatory approvals or certifications to date, any future inability to obtain on a timely basis or retain domestic or foreign regulatory approvals or certifications or to comply with existing or evolving industry standards could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In addition, the FCC and a majority of the states have enacted or are considering regulations based upon alternative pricing methods. Under traditional rate of return pricing, telecommunications service providers were limited to a stated percentage of profit on their investment. Under the new method of pricing, some PUCs have relaxed or eliminated the profit cap in return for the carrier's promise to reduce or hold service prices at current levels. In some states, the PUCs and the carriers have further agreed, in order to win relaxation of profit limits, that the carriers would invest large sums to upgrade the digital and lightwave capabilities of the network. The Company believes that the new methods of price regulation could increase the demand for its products.

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

EMPLOYEES

     As of December 31, 1997, the Company employed a full-time staff of 208 employees, of which 66 were engineering personnel, 42 were production personnel, 44 were sales and marketing staff and 56 were administrative personnel. The Company has agreements with all employees covering assignment of inventions and patents to the Company and confidentiality, as well as a comprehensive security agreement. The Company believes that its relationship with its employees is good.

     In February 1998, management implemented a plan to reduce costs and improve operating efficiencies. In connection with this plan the Company recorded a restructuring charge of approximately $1.0 million. The principal actions in the 1998 restructuring plan involved the elimination of approximately 20 manufacturing and administrative positions and a reorganization of reporting lines designed to simplify the reporting and management process.

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

     Limited Operating History; Cumulative Losses. The Company commenced shipment of its initial product, the ASA 312, in February 1996. Since its inception in October 1990, the Company has incurred substantial costs to develop and enhance its technology, to create, introduce and enhance its product offerings, to establish marketing and distribution relationships, to recruit and train a sales and marketing group and to build an administrative organization. Consequently, the Company has incurred operating losses in each fiscal year through December 31, 1997. As of December 31, 1997, the Company had incurred cumulative losses of $15.0 million. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new, unproven and rapidly evolving markets. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible, and there can be no assurance that the Company will sustain growth or achieve profitability.

     Dependence on Single Product; Uncertain Market Acceptance of Planned Products. The Company has to date derived all of its sales from its initial product, the ASA 312. The Company expects that sales of the ASA 312 will continue to account for a substantial portion of the Company's sales for the foreseeable future. The market for lightwave management products is in an early stage of development and there is uncertainty regarding the size and scope of the market. The Company's future performance will depend on increased sales of the ASA 312 and the successful development, introduction and market acceptance of new and enhanced products. Although the Company has developed prototypes of its Remote Access Agents it has not had material sales of this product. The occurrence of undetected software or hardware errors (which frequently occur when new products are first introduced) could result in the delay or loss of market acceptance of the Company's products and the loss of credibility with its customers, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Technology," "Products," "Product Development" and "Competition."

     Rapid Technological Change; Dependence on New Product Introductions. The market for the Company's products is characterized by frequent new product introductions, rapidly changing technology and continued emergence of new industry standards, any of which could adversely affect sales of the Company's products or render the Company's existing products obsolete. The Company's success will depend upon its ability to develop, manufacture and sell, in a timely fashion, new products and enhancements to its existing products that meet changing customer requirements, gain market acceptance and satisfy emerging industry standards. There can be no assurance that the Company will be able to meet these objectives, and any failure to do so could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Technology," "Products," "Intellectual Property" and "Engineering and Development."

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

     Furthermore, many of the Company's large competitors offer customers a broader product line than the Company currently offers or can be expected to offer. Many of the Company's current and potential competitors have longer operating histories and substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed bases, than the Company. Such companies may have a competitive advantage over the Company when selling similar products or alternative lightwave management solutions. Increased competition could result in significant price competition, reduced profit margins or loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors. See "Competition".

     Substantial Increase in Manufacturing Operations; Dependence on Contract Manufacturing and Limited Source Suppliers. The Company is in the process of substantially increasing its flow of materials, contract manufacturing capacity and internal test and quality functions to respond to anticipated customer demand for the ASA 312 and to reduce its order lead times. Any inability to increase product flow would limit the Company's revenues, could adversely affect the Company's competitive position and could result in cancellations of orders. The Company's operational strategy relies on outsourcing of manufacturing. The Company currently subcontracts component procurement and kitting and printed circuit board manufacture and electronic module assembly to companies that specialize in those services. The Company is seeking to secure additional sources of supply, including additional contract manufacturers. At present, the Company's only sole-sourced component is a SONET overhead terminator. Certain other key components used in the manufacture of the Company's products are currently purchased only from single or limited sources. Limited-source components utilized in the ASA 312 include a single board computer, a power supply, a touch sensor and controller, plastic housing units and other discrete components.

     The Company has experienced, and may in the future experience, problems with its various component suppliers, such as inferior quality, insufficient quantities and late delivery. There can be no assurance that such problems will not generate material liabilities for the Company or adversely impact the Company's relations with its customers. In addition, the Company may in the future experience pricing pressure from its contract manufacturers. There can be no assurance that the Company will manage its contract manufacturers effectively or that these manufacturers will meet the Company's future requirements for timely delivery of products of sufficient quality and quantity. The Company intends to introduce certain new products and product enhancements in 1998, which may require that the Company rapidly achieve volume production by coordinating its efforts with those of its suppliers and contract manufacturers. The inability of the Company's contract manufacturers to provide adequate supplies of high-quality products or the loss of any of the Company's contract manufacturers could cause a delay in the Company's ability to meet orders while the Company identifies a replacement manufacturer and could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Production."

     Dependence on Key Personnel. The Company's success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, finance and manufacturing personnel, certain of whom would be difficult to replace. In particular, the Company believes that its future success is highly dependent on Dr. Bryan J. Zwan, its Chairman of the Board, Chief Executive Officer and President. The Company does not intend to maintain key man life insurance covering its key personnel. Until 1996, the Company was in the development stage. Most of the Company's executive officers joined the Company during 1996 and 1997 and, therefore, have been involved only with the most recent operating activity of the Company. The Company's success will depend to a significant extent on the retention of these executive officers, their successful performance and the ability of these executive officers to integrate themselves into the Company's daily operations and for all personnel to work effectively together as a team. See "Employees."

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

     Anticipated Fluctuations in Operating Results. It is anticipated that as the Company matures, the Company's sales and operating results may fluctuate from quarter to quarter and from year to year due to a combination of factors, certain of which are outside the control of the Company, including, among others
(i) the timing and amount of significant orders from the Company's customers,
(ii) the ability to obtain sufficient supplies of sole or limited source components for the Company's products, (iii) the ability to attain and maintain production volumes and quality levels for its products, (iv) the mix of distribution channels and products, (v) new product introductions by the Company's competitors, (vi) the Company's success in developing, introducing and shipping product enhancements and new products, (vii) pricing actions by the Company or its competitors, (viii) changes in material costs and (ix) general economic conditions. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not anticipate that its backlog at the beginning of each quarter will be sufficient to achieve expected revenue for that quarter. To achieve its revenue objectives, the Company expects that it will have to obtain orders during a quarter for shipment in that quarter. As a result of all of the foregoing, there can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Dependence on Proprietary Technology. The Company's success and its ability to compete are dependent in part upon its proprietary technology. The Company has several patent applications pending in the United States relating to the ASA 312 network information computer. Two of such applications have been granted notices of allowance by the United States Patent and Trademark Office. The Company also intends to apply for patents for its Remote Access Agent technology. In addition, the Company relies on a combination of contractual rights, trade secrets and copyright laws to establish and protect its proprietary rights in its products. There can be no assurance that the patents for which the Company has applied or intends to apply will be issued, that steps taken by the Company to protect its technology will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In the event that protective measures are not successful, the Company's business, financial condition and results of operations could be materially and adversely affected. In addition, the Company's growth strategy includes a plan to enter international markets, and the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

     The Company is subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights of others. Given that patent applications in the United States are not publicly disclosed until the patent issues, applications may have been filed which, if issued as patents, could relate to the Company's products. The Company's industry is characterized by a large number of patents, some of which have broad claims which, if valid and enforceable, would pose a risk of infringement. Although the Company is not aware that its technology infringes on the proprietary rights of others and has not received any notice of claimed infringements, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that such claims will not be successful. The Company could incur substantial costs in defending itself and its customers against any such claims, regardless of the merits of such claims. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block the Company's ability to sell its products in the United States and abroad, and could obtain an award of substantial damages any of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of a successful claim of infringement, the Company, its customers and end-users may be required to obtain one or more licenses from third parties. There can be no assurance that the Company or its customers could obtain necessary licenses from third parties at a reasonable cost or at all. See "Intellectual Property."

     Customer Concentration. For the year ended December 31, 1997, the Company's five largest customers accounted for approximately 69% of total revenues, with WorldCom and its subsidiaries accounting for 42% of total sales. The Company does not anticipate that its sales to this customer will continue to be as significant in future periods as a percentage of total sales. For the year ended December 31, 1996, the Company's five largest customers accounted for approximately 62% of total revenues, with MCI Communications Corporation ("MCI"), Ameritech Corporation ("Ameritech") and Pacific Telesys Group ("PacTel") accounting for 23%, 19% and 15% of total sales, respectively. No other customers accounted for sales of 10% or more during such periods. However, the Company believes repeat sales to an existing customer is an important measure of growing product acceptance in the highly concentrated telecommunications industry.

     The success of the Company is also dependent upon broadening its customer base to increase its level of sales. Any reduction or delay in sales of its products to its principal customers or the loss of one or more of the Company's principal customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Customers" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Product Certifications. The Company's products must meet industry standards and receive certification for connection to certain public telecommunications networks prior to their sale. In the United States, the Company's products must comply with various regulations promulgated by the FCC, Underwriters Laborato-ries, and Bellcore. Internationally, the Company's products will be required to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. Although the Company's products have not been denied any regulatory approvals or certifications to date, any future inability to obtain on a timely basis or retain domestic or foreign regulatory approvals or certifications or to comply with existing or evolving industry standards could have a material adverse effect on the Company's business, financial condition and results of operations. See "Regulation."

     Control by Principal Stockholder. The Company's Chairman, Chief Executive Officer and President, together with entities affiliated with him, beneficially owns approximately 74% of the Company's outstanding shares of Common Stock. Accordingly, he is able to elect the Company's directors, will retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over the affairs of the Company, including the power to delay or prevent a change in control of the Company.

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

     Shares Eligible for Future Sale. Sales of a substantial number of shares of Common Stock in the public market could adversely affect the market price for the Company's Common Stock. Approximately 26,457,160 shares of Common Stock are eligible for sale in the public market, subject to compliance with the provisions of Rule 144 ("Rule 144"), promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Of those shares, 20,000,000 shares of Common Stock are held by Dr. Zwan, the Company's Chairman of the Board, Chief Executive Officer and President. As an "affiliate" (as defined under Rule 144) of the Company, Dr. Zwan may only sell his shares of Common Stock in the public market in compliance with the volume limitations of Rule 144. Approximately 6,434,912 shares of Common Stock which are held by "non-affiliates" (as defined under Rule 144) of the Company are eligible for sale in the public market subject to the requirements of Rule 144.

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

     Litigation. As of April 9, 1998, 23 class action complaints for violations of the Federal Securities Laws were filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of the Company's Common Stock during certain periods in 1997 and 1998. The complaints named as defendants the Company, Bryan J. Zwan, the Company's Chairman of the Board, Chief Executive Officer and President, Beth A. Morris, the Company's Vice President, Finance and Chief Financial Officer from January, 1995 to July, 1997, Steven H. Grant, the Company's Vice President, Finance and Chief Financial Officer, and other current and former corporate officers. The complaints allege that the Company and certain officers and directors of the Company during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of the Company's Common Stock. The Company believes that it has meritorious defenses to these lawsuits and intends to defend them vigorously. See "Item 3. Legal Proceedings."

     On November 5, 1997, Hugh Brian Haney ("Plaintiff") commenced an action in the United States District Court for the Southern District of Ohio against Bryan
J. Zwan, the Company's Chief Executive Officer, and the Company ("Defendants"). The complaint alleges violations of Section 10(b) of the Securities Exchange Act and various common law violations by Defendants in connection with Plaintiff's sale to the Company's predecessor in November 1995, pursuant to a previously granted option exercisable by Zwan and/or the Company's predecessor, of 4,900 shares of stock in the Company's predecessor, an amount equivalent to 19,215,686 shares of the Company's common stock. The complaint seeks alternative forms of relief, including, among others, (1) rescission of the sale of the shares transferred by Plaintiff or (2) damages of not less than $235 million, together with interest. The Company believes that it has meritorious defenses to this lawsuit and intends to defend it vigorously. See "Item 3. Legal Proceedings."

     There can be no assurance, however, that the Company will prevail in these lawsuits and any unfavorable ruling or judgment against the Company in these lawsuits could have a material adverse effect on the Company's business, financial condition and results of operations.

     As of April 9, 1998, the Company was not aware of any additional lawsuits that were pending that could have a material adverse effect on the Company's business, financial condition and results of operations.

     Potential "Year 2000" Problems. It is possible that the Company's currently installed computer systems, software products or other business systems, or those of its suppliers or customers, will not always accept input of, store, manipulate or output dates in the years 1999, 2000 or thereafter without error or interruption. The Company has conducted a review of its business systems, including its computer systems, to attempt to identify ways in which its systems could be affected by problems in correctly processing date information. Based on this review, the Company does not expect the Year 2000 issue to have a material adverse effect on its operations. In addition, the Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that the software sold to the Company will correctly process all date information at all times and the Company is querying its customers and suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the year 2000 approaches and is reached. However, there can be no assurance that the Company will identify all date-handling problems in its business systems or those of its customers and suppliers in advance of their occurrence or that the Company will be able to successfully remedy problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, results of operations and financial condition.

                                    GLOSSARY

     Asynchronous -- Signals that are not generated from the same timing reference and are therefore not identical in frequency.

     ATM (asynchronous transfer mode) -- An information transfer standard that is one of a general class of technologies that relay traffic by way of an address contained within the first five Bytes of a standard 53-Byte-long packet or cell. The ATM format can be used by many different information systems, including the public telecommunications network, WANs and LANs, to deliver traffic at varying rates, permitting the efficient delivery of enhanced data services and multimedia, which is a mix of voice, video and data.

     Bandwidth -- The range of frequencies that can be transmitted through a medium, such as glass fibers, without distortion. The greater the bandwidth, the greater the information-carrying capacity of such medium.

     Bit -- A contraction of the term binary digit which represents a single digit of information expressed as a 0 or 1, high or low, or yes or no.

     Byte -- Abbreviation for binary term. A unit of information consisting of 8 bits. In computer processing, equivalent of a single character such as a letter of the alphabet, a numeral or punctuation mark.

     CAP (Competitive Access Provider) -- A company that provides its customers with an alternative to the RBOC for local transport of private line, special access and interstate transport of telecommunications service.

     Cross-connect equipment -- Distribution system equipment used to terminate and administer communication circuits. In a wire cross connect, jumper wires or patch cords are used to make circuit connections. In an electronic cross connect, signals are electronically switched to make circuit connections.

     Demultiplex -- The process of separating two or more signals that were previously multiplexed.

     Digital -- A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission and switching technologies (both fiber and microwave) employ a sequence of these pulses to represent information as opposed to the continuously variable analog signal.

     DS-0, DS-1, DS-3 -- Standard telecommunications industry digital signal formats, which are distinguishable by bit rate (the number of binary digits (0 and 1) transmitted per second). DS-0 service has a bit rate of 64 Kbps and can transmit one voice conversation. DS-1 service has a bit rate of 1.544 Mbps and can transmit 24 simultaneous voice conversations. DS-3 service has a bit rate of 45 Mbps and can transmit 672 simultaneous voice conversations.

     Ethernet -- A protocol commonly used on LANs.

     Enhanced data services -- Products and services designed for the transport and delivery of integrated information to include voice, data and video and any combination thereof.

     Fiber optics -- A transmission medium consisting of a core of glass or plastic surrounded by a protective cladding of similar material, strengthening material and an outer jacket which guides light pulses introduced into the fiber by a light source.

     Firmware -- Software that is contained semi-permanently in a hardware device or memory and which can be rewritten.

     Gate array -- A circuit that has a number of logical circuits arranged in an array, or regular pattern, normally customized to suit a specific application.

     Gigabit per second (Gbps) -- One billion bits of information per second. The information carrying capacity (i.e., bandwidth) of a circuit may be measured in "gigabits per second."

     Graphical user interface -- A type of display format that enables the user to choose commands, start programs and see lists of files and other options by pointing to pictorial representations and lists of menu items on the screen.

     Integrated circuit (microprocessor) -- A series of miniaturized interconnected electronic circuits inseparably associated within a semi-conductor substrate.

     Internet -- The name used to refer to the world's largest interconnected network, consisting of thousands of networks which interchange information through a common communications protocol.

     IXC (InterExchange Carrier) -- A company providing long distance services or service within local access and transport areas on an intrastate or interstate basis.

     Kilobit per second (Kbps) -- One thousand bits of information per second. The information-carrying capacity (i.e., bandwidth) of a circuit may be measured in "kilobits per second."

     LAN (Local Area Network) -- A group of computers and other devices dispersed over a relatively limited area and connected by a communications link that enables any device to interact with any other on the network.

     Legacy -- Older generations of transmission or other technologies which continue to be utilized in telecommunications networks.

     Lightwave -- Light as a communication signal over fiber-optic cable traveling as discrete pulses, each representing one bit of digital information.

     Lightwave management -- The intelligent termination, integration and switching of lightwave communications.

     Megabit per second (Mbps) -- One million bits of information per second. The information-carrying capacity (i.e., bandwidth) of a circuit may be measured in "megabits per second."

     Multiplex -- The process of combining two or more signals for transmission over the same circuit or channel at the same time.

     Network element -- A functional entity in a network, such as a multiplexer, a switch interface or a digital cross-connect.

     Network Protocol Processors (NPPs) -- Modular electronic assemblies containing hardware, firmware and software for the processing of information encoded in a specific protocol over a range of bandwidth.

     Network Protocol Translators (NPTs) -- Modular gate arrays or field programmable gate arrays which logically process discrete network information from signals at specific bandwidths and specific protocols.

     Non-blocking switch matrix -- An internal switch in a system that has the ability to switch multiple transmissions to different circuits simultaneously without causing congestion internally in the switch.

     OC-1, OC-3, OC-12, OC-48, OC-192 -- Optical carrier signaling rates, measured in bits transmitted per second. The basic rate for OC-1 is 51.840 Mbps. All higher levels are direct multiples of OC-1 (e.g., OC-12 = 12 times 51.840
Mbps).

     OEM (Original Equipment Manufacturer) -- The maker of equipment marketed by another vendor, usually under the name of the reseller.

     Overhead -- Information carried in network transmissions, other than payload, including routing information, error-checking characters and status and operational information.

     Packet -- A bundle of data organized for transmission which includes control information, the data to be transmitted, and error detection bits.

     Payload -- User transmitted data, including voice, data and/or video content, which may include network management and accounting information.

     PDH (Plesiochronous Digital Hierarchy) -- Two or more signals that are not generated from the same timing reference but are nominally at the same frequency to a defined degree of precision.

     Protocol -- A specific set of rules, procedures or conventions relating to the format and timing of data transmission between two devices.

     RAM -- Random access memory. The primary memory in a computer which can be overwritten with new information. Any bit in memory can be located in the same amount of time, hence random access.

     RBOCs (Regional Bell Operating Companies) -- The seven original local telephone companies (formerly part of AT&T) established by court decree in 1982.

     Remote Access Agent -- A product of the Company designed to be distributed throughout a network to provide network operators with real-time information concerning the network segments where the Remote Access Agent has been installed. This product can be centrally monitored and administered.

     SDH (Synchronous Digital Hierarchy) -- An electronics and network architecture and protocol utilized on most continents other than North America for variable optical bandwidth products which enables transmission of voice, video and data (multimedia) at very high speeds.

     SONET (Synchronous Optical Network Technology) -- An electronics and network architecture and protocol utilized primarily in North America for variable optical bandwidth products which enables transmission of voice, video, and data (multimedia) at very high speeds.

     Switch -- A device that opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is a process of interconnecting circuits to form a transmission path between users.

     Switch matrix -- A series of gate arrays or switches which provide for the routing of signals from one circuit path to another.

     T-Carrier or T-1 or T-3 -- Insulated copper wire cables which carry electrically transmitted digital signals. A T-1 cable carries a DS-1 signal (1.544 Mbps), and a T-3 cable carries a DS-3 signal (45 Mbps). Also, a generic name for any of several digitally multiplexed carrier systems originally designed to carry digitalized voice signals.

     Test instruments -- Equipment that indicates the state or condition of a signal as an example, on a fiber or metallic cable, primarily measuring level, frequencies and faults and other conformal signal information.

     Web or World Wide Web or WWW -- An Internet network that links documents by providing hypertext links from server to server. It allows a user to jump from document to related document no matter where it is stored on the Internet. World Wide Web client programs, or Web browsers, allow users to "browse" the Web.

     Wide Area Network (WAN) -- A network typically extending a LAN outside the building over common carrier telephone lines connecting other LANs possibly in different cities.

ITEM 2.  PROPERTIES

FACILITIES

     The Company occupies a headquarters facility of 38,187 square feet in Clearwater, Florida, with rent payable in the amount of approximately $732,972 per year which includes a portion of operating expenses. This facility is leased through November 30, 1998. The Company has an option to extend the term of the lease for an additional three-year period. The Company also rents 12,740 square feet of manufacturing facilities in St. Petersburg, Florida at a total rent of approximately $115,860 per year which includes a portion of operating expenses.

     The Company also rents 8,044 square feet of office space in Wall Township, New Jersey at a total rental of approximately $121,572 per year which includes a portion of operating expenses.

     The Company expects to move its corporate headquarters to a new facility which is currently under construction in Largo, Florida. See "Note 8 to the Financial Statements -- Commitments."

     The Company believes that its current or planned facilities are more than sufficient to meet its needs in calendar 1998.

ITEM 3.  LEGAL PROCEEDINGS

     As of April 9, 1998, 23 class action complaints for violations of the Federal Securities Laws were filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of the Company's Common Stock during certain periods in 1997 and 1998. The complaints named as defendants the Company, Bryan J. Zwan, the Company's Chairman of the Board, Chief Executive Officer and President, Beth A. Morris, the Company's Vice President, Finance and Chief Financial Officer from January, 1995 to July, 1997, Steven H. Grant, the Company's Vice President, Finance and Chief Financial Officer, and other current and former corporate officers. The complaints allege that the Company and certain officers and directors of the Company during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of the Company's Common Stock. The Company believes that it has meritorious defenses to these lawsuits and intends to defend them vigorously. See "Item 1. Risk
Factors -- Litigation."

     On November 5, 1997, Hugh Brian Haney ("Plaintiff") commenced an action in the United States District Court for the Southern District of Ohio against Bryan
J. Zwan, the Company's Chief Executive Officer, and the Company ("Defendants"). The complaint alleges violations of Section 10(b) of the Securities Exchange Act and various common law violations by Defendants in connection with Plaintiff's sale to the Company's predecessor in November 1995, pursuant to a previously granted option exercisable by Zwan and/or the Company's predecessor, of 4,900 shares of stock in the Company's predecessor, an amount equivalent to 19,215,686 shares of the Company's common stock. The complaint seeks alternative forms of relief, including, among others, (1) rescission of the sale of the shares transferred by Plaintiff or (2) damages of not less than $235 million, together with interest. The Company believes that it has meritorious defenses to this lawsuit and intends to defend it vigorously. See "Item 1. Risk
Factors -- Litigation."

     There can be no assurance, however, that the Company will prevail in these lawsuits and any unfavorable ruling or judgment against the Company in these lawsuits could have a material adverse effect on the Company's business, financial condition and results of operations.

     As of April 9, 1998, the Company was not aware of any additional lawsuits that were pending that could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's shares of Common Stock have traded on the Nasdaq National Market System under the symbol "DIGL" since February 7, 1997. The prices set forth below represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

                                                                  COMMON STOCK
                                                              --------------------
1997                                                           HIGH          LOW
----                                                          -------      -------
1st Quarter (from February 7, 1997).........................  $12.875      $ 7.125
2nd Quarter.................................................    9.250        3.250
3rd Quarter.................................................   17.750        7.875
4th Quarter.................................................   23.750       12.000

     On April 9, 1998, the closing bid and ask prices of the Company's Common Stock were $6.000 and $6.063, respectively. As of March 20, 1998, there were approximately 180 holders of record and in excess of 5,500 beneficial owners of the Company's Common Stock.

DIVIDEND POLICY

     The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended December 31, 1997, there were no sales of unregistered securities.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     On February 5, 1997, the Securities and Exchange Commission ("SEC") declared effective the Company's Registration Statement on Form S-1, File No. 333-09457 (the "Registration Statement"), relating to the initial public offering (the "Initial Public Offering") of the Company's Common Stock. The managing underwriters for the Initial Public Offering were Credit Suisse First Boston Corporation and Furman Selz LLC. The Registration Statement registered an aggregate of 5,290,000 shares of Common Stock, representing (i) 3,658,860 shares of Common Stock being offered by the Company, and (ii) 941,140 shares of Common Stock being sold by certain stockholders of the Company. The Initial Public Offering commenced on February 6, 1997, and all of the shares of Common Stock covered by the Registration Statement were sold at $12.00 per share, resulting in aggregate proceeds to the Company of $40.8 million. The Company did not receive any of the proceeds of shares sold by the selling stockholders.

     The expenses (excluding underwriting discounts of approximately $3.9 million) incurred by the Company in connection with the Initial Public Offering were approximately $1.2 million which included registration and filing fees, printing, account, legal and other miscellaneous expenses. No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of the Company's equity securities, or other affiliates of the Company other than for reimbursement of expenses incurred on the road show. Net proceeds from the Initial Public Offering to the Company after deducting these expenses were approximately $39.6 million.

     During 1997, the Company used the net proceeds to fund the repayment of notes payable for approximately $0.8 million, to purchase computer equipment, software, test equipment and other assets for approximately $6.0 million and to fund product research and development of approximately $5.3 million. In addition, approximately $3.5 million was used to fund the Company's expansion in the form of additional manufacturing and administrative office space and a significant increase in engineering, production and financial management personnel to support the Company's growth.

     At December 31, 1997 approximately $24 million of the net proceeds were held in cash reserves to provide the Company with future working capital. The cash reserves are invested in short term investment grade securities with a major financial institution.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following selected financial data are derived from the Financial Statements of the Company. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and Notes thereto.

                                                       YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1997          1996          1995          1994          1993
                                  -----------   -----------   -----------   -----------   -----------
Statement of Operations:
  Sales.........................  $     9,081   $     6,044   $        --   $        --   $        --
  Cost of goods sold............        3,124         2,079            --            --            --
  Total operating expenses......       14,414         5,489         2,725         1,568           545
  Loss from operations..........       (8,457)       (1,524)       (2,725)       (1,568)         (545)
  Net loss......................       (6,690)       (2,108)       (3,334)       (1,683)         (587)
  Loss per share................         (.25)         (.10)         (.08)         (.04)         (.01)
  Weighted average shares(1)....   26,084,208    21,829,235    39,443,614    41,044,921    41,044,921
Balance Sheet Data:
  Working capital (deficit).....       32,495         2,349        (8,595)       (1,939)         (725)
  Total assets..................       44,361         6,374         1,277           332           194
  Total debt....................           25           983         7,897         2,102           555
  Stockholders' equity
     (deficit)..................       39,419         3,449        (8,163)       (2,328)         (645)

---------------

(1) On November 30, 1995, the Company purchased 19,215,686 shares of Common Stock from a former stockholder pursuant to an option granted to the Company by the former stockholder in February 1995. See "Item 3 -- Legal Proceedings; Risk Factors -- Litigation; Notes 9 and 14 of the Financial Statements -- Related Party Transactions and Legal Proceedings."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements as well as the future prospects of the Company generally, such investors should specifically consider various factors identified in this Report on Form 10-K, including the matters set forth therein under the caption "Risk Factors," which could cause actual results to differ materially from those indicated by such forward-looking statements. Factors that may affect the Company's results of operations include but are not limited to the limited operating history, cumulative losses, dependence on single product, uncertain market acceptance of planned products, rapid technological change, dependence on new product introductions, competition, substantial increase in manufacturing operations, dependence on contract manufacturing and limited source suppliers, dependence on key personnel, management of growth, anticipated fluctuations in operating results, dependence on proprietary technology, customer concentration, product certifications, control by principal stockholder, factors inhibiting takeover, shares eligible for future sale, possible volatility of stock price, litigation, potential year 2000 problems and government regulations. The Company participates in a highly concentrated industry, and has limited visibility with regard to customer orders and the timing of such orders. The Company may also encounter difficulty obtaining sufficient supplies to staff and meet production schedules. As a result, quarter-to-quarter and year-to-year financial performance is highly dependent upon the timely receipt of orders from its customers during fiscal periods.

OVERVIEW

     The Company manufactures and sells Network Information Computers(TM), and Remote Access Agents(TM) and has other products in design and development. The Company's products are based on the Company's core software, firmware and hardware technology which was developed over a five year period. In February 1996, the Company commenced sales of the ASA 312. To date, the Company has not entered into long-term agreements or blanket purchase orders for the sale of its products, but generally obtains purchase orders for immediate shipment and other cancelable purchase commitments. The Company's sales during a particular quarter are, therefore, highly dependent upon orders placed by customers during the quarter. Consequently, sales may fluctuate significantly from quarter-to-quarter and year-to-year due to the timing and amount of orders from customers, among other factors. While the Company believes it is properly positioned to garner additional customers and market share for the ASA 312 and its derivative products, there can be no assurance the company will gain further product acceptance or that additional revenue will materialize from current or future customers.

     Gross profit may be affected in the future by the introduction of new products which generate differing gross margins and by the sales mix during a given period. The Company plans to pursue original equipment manufacturer ("OEM") relationships with respect to the sale of Remote Access Agents(TM). The Company has not negotiated any such arrangements but anticipates that its pricing to OEMs would be less than with respect to direct sales resulting in lower gross margins in connection with these arrangements. However, sales and marketing expenses are generally lower in the case of sales to OEMs.

     The Company believes that its operating expenses will continue to increase as a result of a variety of factors including: (i) increased engineering and development expenses associated with the completion of the products in development and the continued enhancement of existing products; and (ii) increased selling, general and administrative expenses associated with continued expansion of sales and marketing capabilities, product advertising and promotion. The Company recognizes engineering and development expenses when incurred.

RESULTS OF OPERATIONS

     The following is a discussion of significant changes in the results of operations of the Company which occurred in the year ended December 31, 1997 compared to the year ended December 31, 1996. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of net sales to facilitate the discussions that follow. The tables compare the year ended December 31, 1997 to the year ended December 31, 1996.

                                                                                               PERCENT OF NET
                                             YEAR ENDED                                            SALES
                                     ---------------------------     AMOUNT        PERCENT     --------------
                                     DECEMBER 31,   DECEMBER 31,     CHANGE        CHANGE
                                         1997           1996       FAV/(UNFAV)   FAV/(UNFAV)   1997     1996
                                     ------------   ------------   -----------   -----------   -----    -----
                                                             (IN MILLIONS, EXCEPT %)
Net sales..........................     $ 9.1          $ 6.0          $ 3.1           52%       100%     100%
Cost of goods sold.................      (3.1)          (2.1)          (1.0)         (48)       (34)     (34)
                                        -----          -----          -----                     ---      ---
Gross profit.......................       6.0            3.9            2.1           54         66       66
Engineering and development........      (5.3)          (2.4)          (2.9)        (121)       (58)     (40)
Sales and marketing expenses.......      (5.3)          (1.7)          (3.6)        (212)       (58)     (28)
General and administrative.........      (3.8)          (1.4)          (2.4)        (171)       (42)     (23)
Other income (expense).............       1.7            (.5)           2.2          440         19       (8)
                                        -----          -----          -----                     ---      ---
          Net loss.................     $(6.7)         $(2.1)         $(4.6)        (219)       (73)%    (33)%
                                        =====          =====          =====                     ===      ===

FOR THE YEARS ENDED DECEMBER 31, 1997 VS. DECEMBER 31, 1996

  Sales

     Sales for the year ended December 31, 1997, increased $3.1 million to $9.1 million from $6.0 million in the same period last year. Sales to existing customers for the period represented 55% of sales, or $5.0 million as compared to 48% of sales, or $2.9 million for the same period last year. During the year ended December 31, 1997, the Company shipped 275 units in varying configurations at an average selling price ("ASP") of $33,022 compared with 171 units at an ASP of $35,345 for the same period last year.

     The company believes repeat sales to an existing customer is an important measure of growing product acceptance in the highly concentrated telecommunications industry. While there can be no assurance that this longer-term trend will continue, management believes that new product offerings including upgrades of existing products offers the Company's existing customers an opportunity to continue to extend the life of their initial investment in the Company's products.

  Cost of Goods Sold

     Cost of goods sold for the year ended December 31, 1997, increased by $1.0 million to $3.1 million from $2.1 million in the year ago period.

     The primary reason for the increase in cost of good sold for the year ended December 31, 1997 period relates to the increase in volume of units produced and the increased infrastructure and manufacturing costs incurred in supporting these efforts. These costs include management, indirect labor, facility rental, depreciation of equipment, and other operating expenses. While the overall cost of goods sold has increased, the average cost of goods sold per unit has declined as a result of allocating fixed production costs over a larger volume of units produced and the component cost reductions associated with the purchase of larger lot sizes. During the quarter ended September 30, 1997, the company moved its manufacturing operation to a new expanded facility. Management believes this new facility can increase production, however, these additional fixed production costs may initially yield an increase to cost of goods sold and average cost of goods sold per unit over the near term until the factory achieves optimum utilization.

  Gross Profit

     Gross profit for the year ended December 31, 1997, increased by $2.1 million to $6.0 million from $3.9 million in the year ago period. As a percentage of sales, gross margin for the years ended December 31, 1997 and 1996 was 65.6%.

     As highlighted above, the increase in gross profit dollars for the year ended December 31, 1997, is directly related to the increase in sales.

  Engineering and Development

     Engineering and development expenses for the year ended December 31, 1997, increased by $2.9 million to $5.3 million from $2.4 million in the year ago period.

     The increase is primarily related to the addition of engineering, and quality control personnel and the other expenses associated with the Company's ongoing research and development efforts on products like the Remote Access Agents(TM), and enhancements to the Company's Network Information Computers(TM). The Company intends to hire additional personnel and expand the infrastructure to support these ongoing research and development efforts, and does not anticipate the rate of growth in dollar terms will subside.

  Sales and Marketing

     Sales and marketing expenses for the year ended December 31, 1997, increased by $3.6 million to $5.3 million from $1.7 million in the year ago period.

     The increase is related to the addition of personnel for the Company's direct sales force and marketing functions, an increase in trade show appearances, and other customer incentives. The Company intends to hire additional personnel to support the expansion of existing sales channels and the development of additional sales channels for its products and does not anticipate the rate of growth in dollar terms will subside.

  General and Administrative

     General and administrative expenses for the year ended December 31, 1997, increased by $2.4 million to $3.8 million from $1.4 million in the year ago period.

     The increase is due to the expansion of facilities, personnel, and information systems to support the growth of the Company's business. The Company believes these expenses generally have a large fixed component, and does not anticipate that the rate of growth will subside.

  Other Income or Expense

     Other income for the year ended December 31, 1997 increased by $2.2 million to an income of $1.7 million from an expense of $0.5 million.

     The increase relates to interest income generated primarily from the investment of proceeds from the Company's Initial Public Offering ("IPO").

  Net Loss

     Net loss for the year ended December 31, 1997 increased by $4.6 million to a net loss of $6.7 million or $.25 per share, from a net loss of $2.1 million or $.10 per share.

     The computation of weighted shares outstanding for the 1997 periods reflect a higher number of shares outstanding as a result of the completion of the Company's IPO.

     The following is a discussion of significant changes in the results of operations of the Company which occurred in the year ended December 31, 1996 compared to the year ended December 31, 1995. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of net sales to facilitate the discussions that follow. The tables compare the year ended December 31, 1996 to the year ended December 31, 1995.

                                                  YEAR ENDED
                                          ---------------------------                                PERCENT OF NET
                                                                          AMOUNT        PERCENT          SALES
                                          DECEMBER 31,   DECEMBER 31,     CHANGE        CHANGE       --------------
                                              1996           1995       FAV/(UNFAV)   FAV/(UNFAV)    1996     1995
                                          ------------   ------------   -----------   -----------    -----    -----
                                                                   (IN MILLIONS, EXCEPT %)
Net sales...............................     $ 6.0          $  .0          $ 6.0           --%        100%      --%
Cost of goods sold......................      (2.1)            .0           (2.1)          --         (34)      --
                                             -----          -----          -----         ----         ---      ---
Gross profit............................       3.9             .0            3.9           --          66       --
Engineering and development.............      (2.4)          (1.5)           (.9)         (60)        (40)      --
Sales and marketing expenses............      (1.7)           (.2)          (1.5)        (750)        (28)      --
General and administrative..............      (1.4)          (1.0)           (.4)         (40)        (23)      --
Other income (expense)..................       (.5)           (.6)            .1           17          (8)      --
                                             -----          -----          -----         ----         ---      ---
         Net loss.......................     $(2.1)         $(3.3)         $ 1.2           36         (33)%     --%
                                             =====          =====          =====         ====         ===      ===

FOR THE YEARS ENDED DECEMBER 31, 1996 VS. DECEMBER 31, 1995

  Sales

     Sales for the year ended December 31, 1996, increased $6.0 million to $6.0 million from $0.0 million in the same period last year. During the year ended December 31, 1996, the Company commenced initial shipment of its products and shipped 171 units in varying configurations at an ASP of $35,345 while no commercial sales took place in 1995.

  Cost of Goods Sold

     Cost of goods sold for the year ended December 31, 1996, increased by $2.1 million to $2.1 million from $0.0 million in the year ago period.

  Gross Profit

     Gross profit for the year ended December 31, 1996, increased by $3.9 million to $3.9 million from $0.0 million in the year ago period. As a percentage of sales, gross margin for the year ended December 31, 1996 was 65.6%.

  Engineering and Development

     Engineering and development expenses for the year ended December 31, 1996, increased by $0.9 million to $2.4 million from $1.5 million in the year ago period.

     The increase is primarily related to the addition of engineering personnel and the other expenses associated with the Company's ongoing research and development efforts on products like the Company's Network Information Computers.

  Sales and Marketing

     Sales and marketing expenses for the year ended December 31, 1996, increased by $1.5 million to $1.7 million from $0.2 million in the year ago period.

     The increase is related to the addition of personnel for the Company's direct sales force and marketing functions, an increase in trade show appearances, and other customer incentives.

  General and Administrative

     General and administrative expenses for the year ended December 31, 1996, increased by $0.4 million to $1.4 million from $1.0 million in the year ago period.

     The increase is due to the expansion of facilities, personnel, and information systems to support the growth of the Company's business.

  Other Income or Expense

     Other expenses for the year ended December 31, 1996 decreased by $0.1 million to an expense of $0.5 million from an expense of $0.6 million.

  Net Loss

     Net loss for the year ended December 31, 1996 decreased by $1.2 million to a net loss of $2.1 million or $.10 per share, from a net loss of $3.3 million or $.08 per share.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, cash and cash equivalents were $24.0 compared to approximately $1.2 million as of December 31, 1996. This increase was primarily due to the receipt of net proceeds of approximately $39.6 million from the completion of the Initial Public Offering. During the year ended December 31, 1997 the Company received an aggregate of $1.7 from repayment of a note receivable from its principal shareholder.

     The Company's working capital position improved from a surplus of $2.3 million as of December 31, 1996 to a surplus of $32.5 million as of December 31, 1997 primarily due to the completion of the Initial Public Offering. The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. As a result of quarterly increases in sales, trade accounts receivable increased to $4.8 million as of December 31, 1997. The Company's future capital requirements will depend on many factors, including the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products, the rate of revenue growth, and the timing and extent of spending to support product development efforts and expansion of sales and marketing.

     Management estimates that capital expenditures will be approximately $6.0 million in 1998, primarily for the purchase of equipment related to product development and automation of production operations, for the purchase of additional tooling for plastic injection production molds, for ASA 312 production and for furniture, fixtures and equipment in connection with leasing additional space for the Company's operations.

     The Company believes that the proceeds from the Initial Public Offering and anticipated cash flow from operations will be sufficient to fund the Company's working capital and capital expenditure requirements at budgeted levels through 1998. However there can be no assurance that such funds will be sufficient to fund the Company's expansion as planned.

POTENTIAL "YEAR 2000" PROBLEMS

     It is possible that the Company's currently installed computer systems, software products or other business systems, or those of its suppliers or customers, will not always accept input of, store, manipulate or output dates in the years 1999, 2000 or thereafter without error or interruption. The Company has conducted a review of its business systems, including its computer systems, to attempt to identify ways in which its systems could be affected by problems in correctly processing date information. Based on this review, the Company does not expect the Year 2000 issue to have a material adverse effect on its operations. In addition, the Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that the software sold to the Company will correctly process all date information at all times and the Company is querying its customers and suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the year 2000 approaches and is reached. However, there can be no assurance that the Company will identify all date-handling problems in its business systems or those of its customers and suppliers in advance of their occurrence or that the Company will be able to successfully remedy problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company's business, results of operations and financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

     SOP 97-2, "Software Revenue Recognition," is effective for fiscal years beginning after December 15, 1997. This Statement provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and established certain criteria for revenue recognition.

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for periods ending after December 15, 1998. This statement establishes standards for computing and presenting comprehensive income which includes translation adjustments. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is also effective for periods ending after December 15, 1998. This statement established additional disclosure requirements for business segments.

     Management is currently assessing the future period impact of SOP No. 97-2, SFAS No. 130 and 131 on the Company's presentation of results of operations, changes in stockholders' equity and segment disclosures. However, management does not believe that the implementation of these new standards will have a material impact on the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company are included in this Report as pages 23 through 40.

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   24
Balance Sheets..............................................   25
Statements of Operations....................................   26
Statements of Stockholders' Equity (Deficit)................   27
Statements of Cash Flows....................................   28
Notes to Financial Statements...............................   29

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
Digital Lightwave, Inc.

     We have audited the accompanying balance sheets of Digital Lightwave, Inc. (the Company) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Lightwave, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                        COOPERS & LYBRAND L.L.P.
Tampa, Florida
March 13, 1998

                            DIGITAL LIGHTWAVE, INC.

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1997           1996
                                                              ------------   ------------
                                         ASSETS
Cash and cash equivalents...................................    $ 24,031       $ 1,165
  Accounts receivable.......................................       4,780         2,510
  Inventories...............................................       8,120           850
  Prepaid expenses and other current assets.................         481           516
                                                                --------       -------
          Total current assets..............................      37,412         5,041
Property and equipment, net.................................       6,785         1,292
Other assets................................................         164            41
                                                                --------       -------
          Total assets......................................    $ 44,361       $ 6,374
                                                                ========       =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $  4,917       $ 1,942
  Notes payable.............................................          --           750
                                                                --------       -------
          Total current liabilities.........................       4,917         2,692
Long-term liabilities.......................................          25           233
                                                                --------       -------
          Total liabilities.................................       4,942         2,925
                                                                --------       -------
Commitments and contingencies (Notes 7, 8, 10 and 14)
Stockholders' equity:
  Preferred stock, $.0001 par value; authorized 20,000,000
     shares; no shares issued or outstanding................          --            --
  Common stock, $.0001 par value; authorized 200,000,000
     shares; issued and outstanding 26,440,878 and
     22,518,917 shares, respectively........................           3             2
  Additional paid-in capital................................      55,201        14,242
  Accumulated deficit.......................................     (15,785)       (9,095)
                                                                --------       -------
                                                                  39,419         5,149
Note receivable from stockholder............................          --        (1,700)
                                                                --------       -------
          Total stockholders' equity........................      39,419         3,449
                                                                --------       -------
          Total liabilities and stockholders' equity........    $ 44,361       $ 6,374
                                                                ========       =======

   The accompanying notes are an integral part of these financial statements.

                            DIGITAL LIGHTWAVE, INC.

                            STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1997          1996          1995
                                                          -----------   -----------   -----------
Sales...................................................  $     9,081   $     6,044   $         0
Cost of goods sold......................................        3,124         2,079             0
                                                          -----------   -----------   -----------
Gross profit............................................        5,957         3,965             0
Operating expenses:
  Engineering and development...........................        5,342         2,403         1,509
  Sales and marketing...................................        5,260         1,706           199
  General and administrative............................        3,812         1,380         1,017
                                                          -----------   -----------   -----------
          Total operating expenses......................       14,414         5,489         2,725
                                                          -----------   -----------   -----------
Operating loss..........................................       (8,457)       (1,524)       (2,725)
Other income (expense):
  Interest income.......................................        1,826           211             8
  Interest expense......................................          (66)         (595)         (621)
  Other income (expense), net...........................            7          (200)            4
                                                          -----------   -----------   -----------
          Total other income (expense)..................        1,767          (584)         (609)
                                                          -----------   -----------   -----------
Loss before income taxes................................       (6,690)       (2,108)       (3,334)
                                                          -----------   -----------   -----------
Provision for income taxes..............................           --            --            --
          Net loss......................................  $    (6,690)  $    (2,108)  $    (3,334)
                                                          ===========   ===========   ===========
Basic and diluted loss per share of common stock........  $     (0.25)  $     (0.10)  $     (0.08)
                                                          ===========   ===========   ===========
  Weighted average common shares outstanding............   26,084,208    21,829,235    39,443,614
                                                          ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                            DIGITAL LIGHTWAVE, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         NOTE
                                        COMMON STOCK       ADDITIONAL                 RECEIVABLE
                                    --------------------    PAID-IN     ACCUMULATED      FROM
                                      SHARES      AMOUNT    CAPITAL      (DEFICIT)    STOCKHOLDER    TOTAL
                                    -----------   ------   ----------   -----------   -----------   -------
Balance, January 1, 1995..........   39,215,686    $ 4      $   523      $ (2,855)      $    --     $(2,328)
Purchase and retirement of common
  stock, November.................   (19,215,68)    (2)          (1)         (798)           --        (801)
Note receivable from
  stockholder.....................           --     --           --            --            --      (1,700)
          Net loss................           --     --           --        (3,334)           --      (3,334)
                                    -----------    ---      -------      --------       -------     -------
Balance, December 31,.............   20,000,000      2          522        (6,987)       (1,700)     (8,163)
Issuance of common stock in
  exchange for debt...............    1,013,924     --        4,820            --            --       4,820
Sale of common stock..............      221,992     --        2,602            --            --       2,602
Issuance of common stock upon
  exercise of stock...............       31,334     --           39            --            --          39
Issuance of common upon exercise
  of warrants.....................    1,251,667     --        6,259            --            --       6,259
          Net loss................           --     --           --        (2,108)           --      (2,108)
                                    -----------    ---      -------      --------       -------     -------
Balance, December 31, 1996........   22,518,917      2       14,242        (9,095)       (1,700)      3,449
Issuance of common stock from
  Initial Public Offering, net....    3,658,860      1       39,591            --            --      39,592
Issuance of common stock..........      263,101     --        1,368            --            --       1,368
Repayment of note receivable from
  stockholder.....................           --     --           --            --         1,700       1,700
          Net loss................           --     --           --        (6,690)           --      (6,690)
                                    -----------    ---      -------      --------       -------     -------
Balance, December 31, 1997........   26,440,878    $ 3      $55,201      $(15,785)      $    --     $39,419
                                    ===========    ===      =======      ========       =======     =======

   The accompanying notes are an integral part of these financial statements.

                            DIGITAL LIGHTWAVE, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1996        1995
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net loss..................................................  $ (6,690)   $ (2,108)   $ (3,334)
  Adjustments to reconcile net loss to cash used by
     operating activities:
     Interest expense converted to equity...................        --         205          --
     Depreciation and amortization..........................       778         204         101
     Loss on disposal of property...........................        --           8          --
  Changes in operating assets and liabilities:
     Increase in accounts receivable........................    (2,270)     (2,499)        (10)
     Increase in inventories................................    (7,270)       (288)       (525)
     Increase in prepaid expenses and other assets..........       (87)       (499)        (21)
     Increase in accounts payable and accrued liabilities...     2,647         479         760
     Decrease in other long-term liabilities................        --          (5)         --
                                                              --------    --------    --------
          Net cash used by operating activities.............   (12,892)     (4,443)     (3,029)
                                                              --------    --------    --------
  Cash flows from investing activities:
     Purchases of property and equipment....................    (5,994)       (635)       (173)
                                                              --------    --------    --------
          Net cash used by investing activities.............    (5,994)       (635)       (173)
                                                              --------    --------    --------
Cash flows from financing activities:
  Stockholder receivable....................................        --          --      (1,700)
  Repayment of stockholder receivable.......................     1,700          --          --
  Proceeds from notes payable...............................        --       2,350       5,695
  Principle payments on notes payable.......................      (750)     (3,000)         --
  Proceeds from notes payable, related party................        --          --         100
  Principle payments on notes payable, related party........        --        (202)         --
  Principle payments, capital lease obligation..............      (208)       (195)        (46)
  Proceeds from sale of common stock, net of expense........    40,960          --          --
  Cash paid for common stock................................        --       7,218          --
  Purchase of and retirement of common stock................        --          --        (801)
                                                              --------    --------    --------
          Net cash provided by financing activities.........    41,702       6,171       3,248
                                                              --------    --------    --------
Net increase in cash and cash equivalents...................    22,866       1,093          46
Cash and cash equivalents at beginning of period............     1,165          72          26
                                                              --------    --------    --------
Cash and cash equivalents at end of period..................  $ 24,031    $  1,165    $     72
                                                              ========    ========    ========
Other supplemental disclosures:
  Cash paid for interest....................................  $     66    $    547    $    154
  Cash paid for income taxes................................        --          --           1
Non-cash investing and financing activities:
  Capital lease obligation..................................  $     --    $    355    $    246
  Fixed asset additions included in accounts payable at year
     end....................................................       327          --          25
  Disposals of property and equipment.......................        --          18          --
  Notes payable converted to equity.........................        --       6,295          --

   The accompanying notes are an integral part of these financial statements.

                            DIGITAL LIGHTWAVE, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL

     Digital Lightwave, Inc. (the "Company") was incorporated on October 12, 1990 in the state of California, and subsequently reincorporated in Delaware on March 18, 1996 through a merger into a newly formed Delaware corporation. The Company commenced business on February 15, 1991 and manufactures and sells advanced computer systems that provide information concerning the performance of fiberoptic (or "lightwave") telecommunications networks and transmission equipment. The Company's major product, the ASA 312, is a portable software-based network information computer that is lightweight, compact and easily operated through a touch sensor over a full color display. The ASA 312 enables users to understand and process information, simultaneously and without interruption, from telecommunications networks untilizing legacy T-Carrier protocol, lightwave SONET protocol and lightwave ATM protocol. The Company sells its products to InterExchange Carriers ("IXCs"), Regional Bell Operating Companies ("RBOCs"), Competitive Access Providers ("CAPs"), independent telephone companies, network equipment manufacturers, equipment leasing companies and private network operators.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

     The Company's property and equipment, including certain assets under capital leases, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of 5 to 7 years, or over the lesser of the term of the lease or the estimated useful life of assets under the capital lease. Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation and amortization, and any resulting gain or loss is included in the results of operations.

ACCRUED WARRANTY

     The Company provides the customer a warranty with each product sold and accrues warranty expense based upon a percentage of sales. Actual warranty costs incurred are charged against the accrual when paid.

REVENUE RECOGNITION

     Revenue is recognized when a purchase order or contract has been received from the customer, and the product has been shipped to the Company's customer or, in the case of sales to a distributor, when the product is shipped to the distributor's end user because distributors generally have a right of return on any product that does not sell within time periods specified in the agreement with the distributor. Returns from individual customers are recorded as a reduction in sales during the period in which the return was made. To date, the Company has not experienced a significant amount of product returns.

                            DIGITAL LIGHTWAVE, INC.

DEFERRED REVENUE

     Deferred revenue, which represents amounts billed to customers in advance of shipment or amounts billed to distributors prior to the distributors sale of the goods, is recorded at the date of billing. Revenue is subsequently recognized at the date of shipment or, in the case of distributor sales, at the time the distributor ships the product to the end user.

RESEARCH AND DEVELOPMENT

     Software and product development costs are included in engineering and development and are expensed as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs during the period following the time that technological feasibility is established until general release of the product to customers. The capitalized cost is then amortized over the estimated product life. To date, the period between achieving technological feasibility and the general release to customers has been short and, therefore, software development costs qualifying for capitalization have been insignificant.

INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

COMPUTATION OF NET LOSS PER SHARE

     Basic loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the year ended December 31, 1997, diluted loss per share, which includes the effect of incremental shares from common stock equivalents using the treasury stock method, is not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1997          1996          1995
                                                 ----------    ----------    ----------
Basic:
  Weighted average common shares outstanding...  26,084,208    21,375,584    38,989,963
                                                 ----------    ----------    ----------
          Total basic..........................  26,084,208    21,375,584    38,989,963
Diluted:
  Incremental shares for common stock
     equivalents...............................     976,013       453,651       453,651
                                                 ----------    ----------    ----------
          Total dilutive.......................  27,060,221*   21,829,235    39,443,614
                                                 ==========    ==========    ==========

---------------

* not included in loss per share calculations due to anti-dilutive effect

     Pursuant to the requirements of the Securities and Exchange Commission, common stock, stock options, and warrants issued by the Company during the twelve months immediately preceding the Initial Public Offering date have been included in the calculation of the weighted average shares outstanding for the years ended December 31, 1996 and 1995 using the treasury stock method based on the Initial Public Offering price. Accordingly, weighted average common stock outstanding includes 1,375,584 of common stock equivalent

                            DIGITAL LIGHTWAVE, INC.

shares issued during the year ended December 31, 1996 shown as outstanding. Weighted average common stock equivalents outstanding includes 453,651 common stock equivalent shares for options issued during the years ended December 31, 1996 and 1995.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables. As of December 31, 1997, 1996 and 1995, substantially all of the Company's cash balances, including amounts representing outstanding checks, were deposited with what management believes to be high quality financial institutions. During the normal course of business, the Company extends credit to customers conducting business primarily in the telecommunications industry both within the United States and internationally.

USE OF ESTIMATES

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

NEW ACCOUNTING PRONOUNCEMENTS

     SOP 97-2, "Software Revenue Recognition," is effective for fiscal years beginning after December 15, 1997. This Statement provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and established certain criteria for revenue recognition.

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" which is effective for periods ending after December 15, 1998. This statement establishes standards for computing and presenting comprehensive income which includes translation adjustments. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is also effective for periods ending after December 15, 1998. This statement established additional disclosure requirements for business segments.

     Management is currently assessing the future period impact of SOP No. 97-2, SFAS No. 130 and 131 on the Company's presentation of results of operations, changes in stockholders' equity and segment disclosures. However, management does not believe that the implementation of these new standards will have a material impact on the Company.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 1997 presentation.

2.  INVENTORIES

     Inventories at December 31, 1997 and 1996 are summarized as follows:

                                                               1997     1996
                                                              -------   -----
                                                              (IN THOUSANDS)
Raw materials...............................................  $1,278    $336
Work-in progress............................................   1,863     339
Finished goods..............................................   4,979     175
                                                              ------    ----
                                                              $8,120    $850
                                                              ======    ====

                            DIGITAL LIGHTWAVE, INC.

3.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1997 and 1996 are summarized as follows:

                                                               1997      1996
                                                              -------   -------
                                                               (IN THOUSANDS)
Test equipment..............................................  $ 2,569   $   457
Computer equipment and software.............................    2,954       729
Tooling.....................................................      455       175
Office furniture, fixtures and equipment....................    1,381       294
Leasehold improvements......................................      582        15
                                                              -------   -------
                                                                7,941     1,670
Less accumulated depreciation...............................   (1,156)     (378)
                                                              -------   -------
                                                              $ 6,785   $ 1,292
                                                              =======   =======

     Equipment under capital lease and related accumulated amortization, included above at December 31, 1997 and 1996 are summarized as follows:

                                                               1997     1996
                                                              ------   ------
                                                              (IN THOUSANDS)
Test Equipment..............................................  $  75    $ 219
Computer equipment and software.............................     37      551
                                                              -----    -----
                                                                112      770
Less accumulated amortization...............................    (39)    (229)
                                                              -----    -----
                                                              $  73    $ 541
                                                              =====    =====

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities at December 31, 1997 and 1996 are summarized as follows:

                                                               1997     1996
                                                              ------   ------
                                                              (IN THOUSANDS)
Accounts payable............................................  $3,541   $  419
Deferred revenue............................................     765      142
Advance from stockholder....................................       0      400
Payable to stockholders.....................................       0      179
Current portion of capital lease obligations................      42      186
Accrued expenses and other..................................     569      616
                                                              ------   ------
                                                              $4,917   $1,942
                                                              ======   ======

                            DIGITAL LIGHTWAVE, INC.

5.  INCOME TAXES

     The tax effected amounts of temporary differences at December 31, 1997 and 1996 are summarized as follows:

                                                               1997      1996
                                                              -------   -------
                                                               (IN THOUSANDS)
Current:
  Deferred tax asset:
     Deferred compensation..................................  $    33   $    37
     Other..................................................      408        23
     Valuation allowance....................................     (418)      (59)
                                                              -------   -------
          Total current deferred tax asset..................       23         1
                                                              -------   -------
          Net current deferred tax asset....................  $    23   $     1
                                                              -------   -------
Non-current:
  Deferred tax asset:
     Net operating loss carry forward.......................  $ 5,628   $ 2,773
     Other..................................................       --        17
     Research and experimentation credit....................      142       142
     Valuation allowance....................................   (5,464)   (2,895)
                                                              -------   -------
          Total non-current deferred tax asset..............      306        37
                                                              -------   -------
Deferred tax liability:
  Property related..........................................     (329)      (38)
                                                              -------   -------
          Total non-current deferred tax liability..........     (329)      (38)
                                                              -------   -------
          Net deferred tax asset............................  $     0   $     0
                                                              =======   =======

     Management believes that it is more likely than not that the tax benefit associated with these deferred tax assets will not be realized and, therefore as of December 31, 1997, the Company has established a valuation allowance of approximately $5,882,000. The result is an increase in the valuation allowance from December 31, 1996 of approximately $2,928,000.

     As of December 31, 1997, the Company had net operating loss carry forwards of approximately $15.0 million for tax purposes. Due to certain change of ownership requirements of Section 382 of the Internal Revenue Code ("IRC"), utilization of the Company's net operating losses incurred prior to July 1, 1993 is expected to be limited to approximately $7,500 per year. This limitation in conjunction with the expiration period for these pre-July 1, 1993 net operating losses results in the Company's total net operating losses available being limited to approximately $14.1 million. Loss carry forwards will expire between the years 2005 and 2011.

     As of December 31, 1997, the Company also had general business credit carry forwards of approximately $142,000 which expire between the years 2008 and 2011. These credits are also subject to the Section 382 annual limitation. Approximately $15,000 of these credits are subject to the Section 382 annual limitation.

                            DIGITAL LIGHTWAVE, INC.

     Following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the statement of operations.

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                            ---------------------------
                                                             1997      1996      1995
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Tax benefit at U.S. Federal income tax rate...............  $(2,275)  $  (717)  $(1,134)
State income tax benefit, net of Federal..................     (243)      (76)     (121)
Other.....................................................     (410)        6        11
Valuation allowance increase..............................    2,928       787     1,266
Research and experimentation credit.......................       --        --       (22)
                                                            -------   -------   -------
Provision for income taxes................................  $     0   $     0   $     0
                                                            =======   =======   =======

6.  NOTES PAYABLE

     On February 28, 1997 the Company repaid all notes payable with proceeds from the Initial Public Offering. At December 31, 1996 notes payable amounted to $750,000. This note was unsecured, subordinated to all secured debt and any future lines of credit up to $2 million, bore interest at 18% per annum with interest due and payable August 30, 1996, November 30, 1996, February 29, 1997 and May 31, 1997.

7.  LEASES

     The Company is obligated under various non-cancelable leases for equipment and office space. Future minimum lease commitments under operating and capital leases were as follows as of December 31, 1997:

                                                              CAPITAL   OPERATING
YEAR                                                          LEASES     LEASES
----                                                          -------   ---------
                                                                (IN THOUSANDS)
1998........................................................    $50      $   970
1999........................................................     27        1,477
2000........................................................               2,053
2001........................................................               2,015
2002........................................................               2,039
Thereafter..................................................              10,182
                                                                ---      -------
                                                                 77      $18,736
                                                                         -------
Less: Amount representing interest..........................     10
                                                                ---
Present value of minimum lease payments.....................     67
Less: Current portion.......................................     42
                                                                ---
                                                                $25
                                                                ===

     Total rental expense was approximately $506,000, $241,500 and $147,900 for the years ended December 31, 1997, 1996, and 1995, respectively.

8.  COMMITMENTS

     At December 31, 1997, the Company had outstanding purchase order commitments to purchase certain inventory items totaling approximately $7.3 million.

     On January 13, 1998 the Company entered into a ten year lease agreement, which was amended on February 18, 1998, for a three story office building with 92,225 square feet of rentable space. The building is currently under construction and is expected to be completed on or about November 30, 1998. The Company

                            DIGITAL LIGHTWAVE, INC.

has made a commitment to lease 67% of the rentable space at an initial cost of $13.43 per square foot per annum in base rent and $5.38 per square foot per annum in operating expenses. At the beginning of year two, the rental costs will increase to $14.175 and $6.00 for base rent and operating expenses, respectively. Thereafter the rental costs shall increase by 2.5% per lease year.

     The Company is required to pay a tenant improvement allowance of $900,000 no later than June 15, 1998. The allowance will be held in escrow by the landlord to secure the Company's obligations under the lease. The Company has an option to terminate the lease at the conclusion of the seventh lease year. Such option, if exercised, will invoke a termination fee of $1,941,749 plus six months of estimated operating expenses. The Company also has an option to purchase the building for approximately $14.5 million which may be exercised at any time during the initial lease term and will require a $300,000 deposit when notice to exercise is given.

     As required by the lease agreement, the Company has put in place a standby letter of credit to the benefit of the landlord in the amount of $2,300,000, which is collateralized by a three month certificate of deposit with a financial institution. The lease agreement calls for a declining letter of credit over the life of the lease.

     In accordance with the terms of the lease the Landlord has also issued a letter of credit to the benefit of the Company in the amount of $1,000,000 which secures the landlord's performance obligations under the lease and will remain in effect until the date of occupancy.

9.  RELATED PARTY TRANSACTIONS

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

     During December 1995, the remaining stockholder borrowed $1,700,000 from the Company. This note accrued interest at 9% with interest payments due monthly. The principal sum and accrued interest thereon was repaid by the stockholder in September 1997. The accompanying financial statements include the note as a decrease in stockholders' equity, as well as accrued interest of approximately $31,300 and $4,600 as of December 31, 1996 and 1995, respectively.

10.  COMMON STOCK, STOCK OPTIONS, AND WARRANTS

STOCK OPTIONS

     During 1995, the Company entered into option agreements with certain parties to purchase an aggregate of up to $701,000 of common stock at the price to the public per share, in the event of an initial public offering of common stock of the Company, at an aggregate purchase price equal to $154,500. The Company subsequently terminated several agreements which reduced the aggregate shares subject to such options to $470,000, at an aggregate price equal to $39,000. The options were exercised during July, 1996.

SUBORDINATED NOTE

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

                            DIGITAL LIGHTWAVE, INC.

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

EMPLOYEE STOCK OPTION PLAN

     The Company's 1996 Stock Option Plan (the "Option Plan") became effective on March 5, 1996. A reserve of 5,000,000 shares of the Company's Common Stock has been established for issuance under the Option Plan. Transactions related to the Option Plan during 1997 and 1996 are summarized as follows:

                                                                         WEIGHTED AVERAGE
                                                              SHARES       OPTION PRICE
                                                             ---------   ----------------
Outstanding at 1/1/96......................................         --           --
  Granted..................................................  1,250,037        $5.17
  Exercised................................................         --           --
  Forfeited................................................     80,540         5.24
                                                             ---------
Outstanding at 12/31/96....................................  1,169,497         5.16
  Granted..................................................  1,221,015         8.72
  Exercised................................................    257,843         5.03
  Forfeited................................................     81,884         5.37
                                                             ---------
Outstanding at 12/31/97....................................  2,050,785        $7.29
                                                             =========

     The following table summarizes information about stock options outstanding to employees and directors at December 31, 1997:

                                                      NUMBER
                                                    OUTSTANDING      WEIGHTED        NUMBER
                                                        AT           AVERAGE       EXERCISABLE
EXERCISE PRICE PER SHARE                             12/31/97     REMAINING LIFE   AT 12/31/97
------------------------                            -----------   --------------   -----------
$ 5.000...........................................     135,832         4.18           25,315
  5.250...........................................   1,333,007         6.79          396,251
  7.250...........................................      25,000         8.10                0
  9.000...........................................      50,000         8.10                0
 12.750...........................................      50,000         5.58                0
 13.125...........................................     456,946         5.83                0

     All options issued vest in one-third increments over a three year period, with the exception of one option agreement which calls for daily vesting throughout a three-year vesting period. Option agreements generally expire six years from date of issue if not exercised. Unvested options are generally forfeited upon termination

                            DIGITAL LIGHTWAVE, INC.

of employment with the Company. Total shares exercisable were 421,566 and 0 as December 31, 1997 and 1996, respectively.

EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1997 Employee Stock Purchase Plan became effective on August 25, 1997 in order to provide employees with the opportunity to purchase shares of the Company's Common Stock. An aggregate of 300,000 shares of the Company's Common Stock was reserved for issuance under the Plan. At December 31, 1997 a total of 5,258 shares had been purchased by employees participating in the plan at a price per share of $13.60.

     In 1995, the Financial Accounting Standards Board issued FAS 123, "Accounting for Stock -- Based Compensation" ("FAS 123"), effective for fiscal years beginning after December 15, 1995. The Company continues to apply the prior accounting rules under "APB No. 25, Accounting for Stock Issued to Employees," in recognizing expense for stock-based compensation, and therefore, no compensation expense has been recognized for the stock options granted under the Option Plan. Had compensation cost for the Company's stock options granted been determined based on the Black-Scholes option pricing model at the date of grant, consistent with the method of FAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts shown below:

                                                    1997       1996
                                                   -------    -------
                                                     (IN THOUSANDS)
Pro forma net loss:
  As reported....................................  $(6,690)   $(2,108)
  As adjusted (unaudited)........................   (8,769)    (3,417)
Pro forma basic loss per share:
  As reported....................................  $ (0.25)   $ (0.10)
  As adjusted (unaudited)........................    (0.34)     (0.16)

     No options were granted prior to 1996.

     These pro forma amounts were determined using the Black-Scholes valuation model with the following key assumptions: (a) a discount rate of between 5.84% and 6.00% for December 31, 1997 and 1996, respectively; (b) a volatility factor based upon the week ending price for comparable public companies for periods matching the terms of the options granted; (c) an average expected option life of 4.2 and 5.0 years for December 31, 1997 and 1996, respectively; (d) there have been no options that have expired; and (e) no payment of dividends.

SUBSCRIPTION AGREEMENTS

     During 1995, the Company entered into subscription agreements (the Agreements) with certain noteholders for the issuance of an aggregate of 782,898 shares of common stock for the surrender of the outstanding balance on the notes (excluding certain accrued interest) of an aggregate of $4,074,000. Pursuant to the Agreements, the Company issued warrants to purchase 1,050,000 and 18,747 shares of common stock at an exercise price of $5.00 and $9.00 per share, respectively. The warrants expire on the earlier of: (i) three years from their respective dates of issuance; (ii) thirty (30) days following the filing of a registration statement for an underwritten initial public offering of the common stock of the Company, or (iii) a change of control of the Company. During the year ended December 31, 1996, 1,050,000 and 1,667 shares of Common Stock were issued upon the exercise of warrants at a price of $5.00 and $9.00 per share, respectively. The remaining 17,080 warrants expired in connection with the initial public offering. See Note 13. On May 29, 1996, the Company entered into a subscription agreement with an institutional investor for the issuance of 66,667 shares of common stock at a price of $18.00 per share. In the event that on or before May 23, 1997 the Company completed an Initial Public Offering of its Common Stock, then the price of the shares would be

                            DIGITAL LIGHTWAVE, INC.

adjusted by: (i) payment by the stockholder to the Company in the amount equal to the excess, if any, over $18.00 per share of the price to the public per share times 75% (the 75% price), or by (ii) a payment by the Company to the stockholder equal to the excess, if any, of $18.00 per share over the 75% price. The Company recorded a liability of $400,000 as of December 31, 1996, based upon management's estimate of the expected payment to the institutional investor. In February 1997 the Company completed its Initial Public Offering at a price of $12.00 per share. Accordingly, the Company has made payment to the institutional investor as required by the terms of the subscription agreement.

PRIVATE PLACEMENT

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

11.  DEFINED CONTRIBUTION PLAN

     During 1997, the Company implemented a defined contribution plan which qualifies under IRC section 401(k). All full-time employees are eligible to participate in the plan after three months of service with the Company. Employees may contribute up to 15% of their salary to the plan, subject to certain Internal Revenue Service limitations. The Company matches the first 6% of such voluntary contributions at 50% of the amount contributed by the employee. The Company does not make unmatched contributions. For the year ended December 31, 1997 total Company contributions to the plan were approximately $27,000.

12.  SIGNIFICANT CUSTOMERS

     For the year ended December 31, 1997, the Company's five largest customers accounted for approximately 69% of total revenues, with WorldCom and its subsidiaries accounting for 42% of total sales. For the year ended December 31, 1996, the Company's five largest customers accounted for approximately 62% of total revenues, with MCI Communications Corporation ("MCI"), Ameritech Corporation ("Ameritech") and Pacific Telesys Group ("PacTel") accounting for 23%, 19% and 15% of total sales, respectively. No other customer accounted for more than 10% of the Company's revenues during such periods.

13.  INITIAL PUBLIC OFFERING

     Effective February 5, 1997, the Company sold 3,658,860 shares of common stock, $.0001 par value, in connection with an Initial Public Offering. Gross proceeds to the Company approximated $40,800,000.

14.  LEGAL PROCEEDINGS

     As of April 9, 1998, 23 class action complaints for violations of the Federal Securities Laws were filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of the Company's Common Stock during certain periods in 1997 and 1998. The complaints named as defendants the Company, Bryan J. Zwan, the Company's Chairman of the Board, Chief Executive Officer and President, Beth A. Morris, the Company's Vice President, Finance and Secretary from January, 1995 to July, 1997, Steven H. Grant, the Company's Vice President, Finance and Chief Financial Officer, and other current and former corporate officers. The complaints allege that the Company and certain officers and directors of the Company during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among

                            DIGITAL LIGHTWAVE, INC.

other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of the Company's Common Stock. The Company believes that it has meritorious defenses to these lawsuits and intends to defend them vigorously.

     On November 5, 1997, Hugh Brian Haney ("Plaintiff") commenced an action in the United States District Court for the Southern District of Ohio against Bryan
J. Zwan, the Company's Chief Executive Officer, and the Company ("Defendants"). The complaint alleges violations of Section 10 (b) of the Securities Exchange Act and various common law violations by Defendants in connection with Plaintiff's sale to the Company's predecessor in November 1995, pursuant to a previously granted option exercisable by Zwan and/or the Company's predecessor, of 4,900 shares of stock in the Company's predecessor, an amount equivalent to 19,215,686 shares of the Company's common stock. The complaint seeks alternative forms of relief, including, among others, (1) rescission of the sale of the shares transferred by Plaintiff or (2) damages of not less than $235 million, together with interest. The Company believes that it has meritorious defenses to this lawsuit and intends to defend it vigorously.

     There can be no assurance, however, that the Company will prevail in these lawsuits and any unfavorable ruling or judgment against the Company in these lawsuits could have a material adverse effect on the Company's business, financial condition and results of operations.

     As of April 9, 1998, the Company was not aware of any additional lawsuits that were pending that could have a material adverse effect on the Company's business, financial condition and results of operations.

15.  SUBSEQUENT EVENTS

     In February 1998, management implemented a plan to reduce costs and improve operating efficiencies. In connection with this plan the Company recorded a restructuring charge of approximately $1.0 million. The principal actions in the 1998 restructuring plan involved the elimination of approximately 20 manufacturing and administrative positions and a reorganization of reporting lines designed to simplify the reporting and management process.

16.  QUARTERLY OPERATING RESULTS (UNAUDITED)

     The following table presents unaudited quarterly operating results for each of the last eight quarters. This information has been prepared by the Company on a basis consistent with the Company's financial statements and includes all adjustments, consisting only of normal recurring accruals, in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future operating results.

     On January 22, 1998, the Company issued a press release and related Form 8-K indicating that the Company would restate its financial results for quarters ending June 30, 1997 and September 30, 1997, respectively. The table below gives effect to such restatement:

                                                            QUARTER ENDED
                                      ----------------------------------------------------------
                                       MARCH 31,       JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                          1997           1997           1997            1997
                                      ------------   ------------   -------------   ------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales...............................  $     1,498    $     2,601     $     1,240    $     3,742
Gross Profit........................          931          1,806             814          2,406
Operating loss......................       (1,605)        (1,116)         (3,126)        (2,610)
Net loss............................       (1,312)          (577)         (2,615)        (2,186)
Loss per share......................         (.05)          (.02)           (.10)          (.08)
Weighted average shares
  outstanding.......................   24,754,887     26,321,990      26,374,388     27,596,955

                            DIGITAL LIGHTWAVE, INC.

                                                            QUARTER ENDED
                                      ----------------------------------------------------------
                                       MARCH 31,       JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                          1996           1996           1996            1996
                                      ------------   ------------   -------------   ------------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales...............................  $       185    $     1,129     $     1,723    $     3,007
Gross profit........................           60            732           1,093          2,080
Operating profit (loss).............         (825)          (381)           (507)           189
Net income (loss)...................       (l,132)          (466)           (722)           212
Earnings (loss) per share...........         (.06)          (.02)           (.03)           .01
Weighted average shares
  outstanding.......................   20,221,818     21,944,216      22,083,914     23,894,501

     It is anticipated that as the Company matures, the Company's sales and operating results may fluctuate from quarter-to-quarter and from year-to-year due to a combination of factors, certain of which are outside the control of the Company, including, among others (i) the timing and amount of significant orders from the Company's customers, (ii) the ability to obtain sufficient supplies of sole or limited source components for the Company's products, (iii) the ability to attain and maintain production volumes and quality levels for its products,
(iv) the mix of distribution channels and products, (v) new product introductions by the Company's competitors, (vi) the Company's success in developing, introducing and shipping product enhancements and new products,
(vii) pricing actions by the Company or its competitors, (viii) changes in material costs and (ix) general economic conditions. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not anticipate that its backlog at the beginning of each quarter will be sufficient to achieve expected revenue for that quarter. To achieve its revenue objectives, the Company expects that it will have to obtain orders during a quarter for shipment in that quarter. As a result of all of the foregoing, there can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. See "Item 1. Risk Factors -- Anticipated Fluctuations In Operating Results."

                            DIGITAL LIGHTWAVE, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is included under the captions entitled "Election of Directors" and "Information Concerning Directors and Executive Officers" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is included under the caption entitled "Executive Compensation" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is included under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is included under the caption entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

     (a) Financial Statements.  Index to financial statements appears on 23.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of the period covered by this Report.

     On January 23, 1998, the Registrant filed with the SEC a Current Report on Form 8-K reporting the restatement of revenues for the second and third quarters of 1997.

     On March 31, 1998, the Registrant filed with the SEC a Current Report on Form 8-K reporting among other items its actual results for its fiscal year ended December 31, 1997; an extension for filing the Form 10-K; and preliminary sales estimates for the first quarter of 1998.

     (c) Exhibits.

 3.01(1)     --   Certificate of Incorporation of Registrant
 3.02(1)     --   Amendment to Certificate of Incorporation of Registrant
                    dated January 8, 1997
 3.03(1)     --   Amended and Restated By-laws of Registrant
 4.01(1)     --   Specimen Certificate for the Common Stock
10.01(1)(3)  --   Executive Employment Agreement dated September 30, 1996,
                    between Registrant and Seth P. Joseph
10.02(1)     --   Lease Agreement dated October 7, 1994, between Registrant
                    and Atrium at Clearwater, Limited

                            DIGITAL LIGHTWAVE, INC.

10.03(1)     --   First Lease Agreement Amendment dated February 16, 1996,
                    between Registrant and Atrium at Clearwater, Limited
10.04(1)     --   Form of Indemnification Agreement between Registrant and
                    officers and directors of Registrant
10.05(1)(3)  --   Digital Lightwave, Inc. 1996 Stock Option Plan
10.06(3)     --   Digital Lightwave, Inc. Employee Stock Purchase Plan
10.07(2)     --   Second Lease Amendment, dated September 10, 1997, between
                    Registrant and Atrium At Clearwater, Limited
10.08(2)     --   Lease Agreement, dated June 30, 1997, between Registrant and
                    Pinellas Business Center, Inc.
10.09(2)     --   Lease Agreement, dated September 26, 1997, between
                    Registrant and Monmouth/Atlantic Realty Associates
10.10        --   L.P. Lease Agreement, dated January 9, 1998, between
                    Registrant and Orix Hogan-Burt Pinellas Venture.
10.11        --   First Lease Amendment, dated February 18, 1998, between
                    Registrant and Orix Hogan-Burt Pinellas Venture.
10.12        --   First Lease Amendment, dated September 25, 1997, between
                    Registrant and Monmouth/Atlantic Realty Associates L.P.
10.13        --   Second Lease Amendment, dated February 23, 1998, between
                    Registrant and Monmouth/Atlantic Realty Associates L.P.
10.14(3)     --   Employment Agreement, dated February 27, 1998, between
                    Registrant and Steven H. Grant.
23.01        --   Consent of Coopers & Lybrand L.L.P.
24.01        --   Power of Attorney (included on the signature page to this
                    Report)
27.01        --   Financial Data Schedule

---------------

(1) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Registration Statement on Form S-1, File No. 333-09457, declared effective by the Securities and Exchange Commission on February 5, 1997.
(2) Incorporated by reference to the exhibit filed in connection with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.
(3) Identifies a management contract or compensatory plan or arrangement of the Registrant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGITAL LIGHTWAVE, INC.

                                          By:       /s/ BRYAN J. ZWAN
                                            ------------------------------------
                                            Bryan J. Zwan
                                            Chief Executive Officer and
                                              President

Date: April 15, 1998

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bryan J. Zwan and Steven H. Grant, jointly and severally, as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ BRYAN J. ZWAN                    Chairman of the Board, Chief     April 15, 1998
-----------------------------------------------------    Executive Officer, President
                    Bryan J. Zwan                        and Director (Principal
                                                         Executive Officer)

                 /s/ STEVEN H. GRANT                   Executive Vice President,        April 15, 1998
-----------------------------------------------------    Finance, Chief Financial
                   Steven H. Grant                       Officer and Secretary
                                                         (Principal Financial and
                                                         Accounting Officer)

               /s/ WILLIAM F. HAMILTON                 Director                         April 15, 1998
-----------------------------------------------------
                 William F. Hamilton

           /s/ WILLIAM JEFFERSON MARSHALL              Director                         April 15, 1998
-----------------------------------------------------
             William Jefferson Marshall

                 /s/ WILLIAM SEIFERT                   Director                         April 15, 1998
-----------------------------------------------------
                   William Seifert