Form 10-Q/A
period 1997-06-30
DIGITAL LIGHTWAVE INC
filed 1998-04-16
CIK 1016100

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                  FORM 10-Q/A

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

                              Yes  [X]     No  [ ]

     The number of shares outstanding of the Registrant's Common Stock as of April 9, 1998 was 26,457,160.

================================================================================

                            DIGITAL LIGHTWAVE, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1997
             THE UNDERSIGNED REGISTRANT HEREBY AMENDS THE FORM 10-Q
     FOR THE PERIOD ENDED JUNE 30, 1997 IN ITS ENTIRETY AS SET FORTH BELOW:

                                     INDEX

                                                                        PAGE
                                                                        ----
                       PART I  FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Comparative Balance Sheets -- June 30, 1997 and December 31,
            1996......................................................    1
          Comparative Statements of Operations -- Three Months Ended
            June 30, 1997 and June 30, 1996...........................    2
          Comparative Statements of Operations -- Six Months Ended
            June 30, 1997 and June 30, 1996...........................    3
          Comparative Statements of Cash Flows -- Six Months Ended
            June 30, 1997 and June 30, 1996...........................    4
          Notes to Comparative Financial Statements...................    5
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    7

                         PART II  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   11
Item 6.   Exhibits and Reports on Form 8-K............................   11
                                                                         12
SIGNATURES............................................................

                                      (ii)

                         PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            DIGITAL LIGHTWAVE, INC.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1997           1996
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 36,227       $ 1,165
  Accounts receivable.......................................      1,447         2,510
  Inventories...............................................      2,521           850
  Prepaid expenses and other current assets.................        172           516
                                                               --------       -------
          Total current assets..............................     40,367         5,041
Property and equipment, net.................................      2,619         1,292
Other assets................................................         58            41
                                                               --------       -------
          Total assets......................................   $ 43,044       $ 6,374
                                                               ========       =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................   $  2,028       $ 1,942
  Notes payable.............................................         --           750
                                                               --------       -------
          Total current liabilities.........................      2,028         2,692
Long-term liabilities.......................................        142           233
                                                               --------       -------
          Total liabilities.................................      2,170         2,925
                                                               --------       -------
Stockholders' equity:
  Preferred stock...........................................         --            --
  Common stock..............................................          3             2
  Additional paid-in capital................................     53,555        14,242
  Accumulated deficit.......................................    (10,984)       (9,095)
                                                               --------       -------
                                                                 42,574         5,149
Note receivable from stockholder............................     (1,700)       (1,700)
                                                               --------       -------
          Total stockholders' equity........................     40,874         3,449
                                                               --------       -------
          Total liabilities and stockholders' equity........   $ 43,044       $ 6,374
                                                               ========       =======

   The accompanying notes are an integral part of these financial statements.

                            DIGITAL LIGHTWAVE, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
SALES.......................................................  $ 2,601    $ 1,129
Cost of goods sold..........................................      795        397
                                                              -------    -------
  Gross profit..............................................    1,806        732
Operating expenses:
  Engineering and development...............................      948        522
  Sales and marketing.......................................    1,179        374
  General and administrative................................      795        217
                                                              -------    -------
  Total operating expenses..................................    2,922      1,113
                                                              -------    -------
Operating income (loss).....................................   (1,116)      (381)
Other income (expense)......................................      539        (85)
                                                              -------    -------
Income (loss) before income tax.............................     (577)      (466)
Provision for income taxes..................................       --         --
                                                              -------    -------
Net income (loss)...........................................  $  (577)   $  (466)
                                                              =======    =======
Per share of common stock:
  Net income (loss) per share...............................  $ (0.02)   $ (0.02)
                                                              =======    =======
Weighted average common and common equivalent shares
  outstanding...............................................   26,322     21,944
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                            DIGITAL LIGHTWAVE, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
SALES.......................................................  $ 4,099   $ 1,314
Cost of goods sold..........................................    1,362       522
                                                              -------   -------
  Gross profit..............................................    2,737       792
Operating expenses:
  Engineering and development...............................    1,826       986
  Sales and marketing.......................................    2,058       460
  General and administrative................................    1,574       552
                                                              -------   -------
Total operating expenses....................................    5,458     1,998
                                                              -------   -------
Operating income (loss).....................................   (2,721)   (1,206)
Other income (expense)......................................      832      (392)
                                                              -------   -------
Income (loss) before income tax.............................   (1,889)   (1,598)
Provision for income taxes..................................       --        --
                                                              -------   -------
Net income (loss)...........................................  $(1,889)  $(1,598)
                                                              =======   =======
Per share of common stock:
  Net income (loss) per share...............................  $ (0.07)  $ (0.08)
                                                              =======   =======
Weighted average common and common equivalent shares
  outstanding...............................................   25,611    21,286
                                                              =======   =======

   The accompanying notes are an integral part of these financial statements.

                            DIGITAL LIGHTWAVE, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $(1,889)   $(1,598)
  Adjustments to reconcile net income (loss) due to cash
     used by operating activities:
     Interest expense converted to equity...................       --
     Depreciation and amortization..........................      250         71
  Changes in operating assets and liabilities:
     Increase in accounts receivable........................    1,115       (991)
     Increase in inventories................................   (1,671)        59
     Decrease in deferred offering expenses.................      427         --
     Increase in prepaid expenses and other current
      assets................................................     (152)      (183)
     Increase in accounts payable and accrued expenses......       46       (249)
                                                              -------    -------
          Net cash used in operating activities.............   (1,874)    (2,891)
                                                              -------    -------
Cash flows from investing activities:
  Purchase of property and equipment........................   (1,487)      (218)
                                                              -------    -------
          Net cash used in investing activities.............   (1,487)      (218)
                                                              -------    -------
Cash flows from financing activities:
  Proceeds from notes payable...............................       --      2,295
  Principal payments on notes payable.......................     (750)      (583)
  Principal payments on notes payable, related party........       --       (202)
  Repayment of stockholder receivable.......................       --
  Proceeds from sale of common stock, net of expense........   39,314      2,554
  Cash paid for common stock................................       --
  Principal payments -- capital lease obligation............     (141)       (76)
                                                              -------    -------
          Net cash provided by financing activities.........   38,423      3,988
                                                              -------    -------
Net increase in cash and cash equivalents...................   35,062        879
Cash and cash equivalents at beginning of period............    1,165         72
                                                              -------    -------
Cash and cash equivalents at end of period..................  $36,227    $    51
                                                              =======    =======
Other supplemental disclosures:
  Noncash investing and financing activities:
     Fixed asset additions included in accounts payable.....  $    90    $    10
     Notes payable converted to equity......................       --      5,301

   The accompanying notes are an integral part of these financial statements.

                            DIGITAL LIGHTWAVE, INC.

                   NOTES TO COMPARATIVE FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

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

     On January 22, 1998, the Company issued a press release and related Form 8-K indicating that the Company would restate its financial results for quarters ending June 30, 1997 and September 30, 1997, respectively. The Company's accompanying financial statements give effect to such restatement for the period ending June 30, 1997.

2.  INITIAL PUBLIC OFFERING:

     On February 6, 1997, the Company consummated its Initial Public Offering of 3,658,860 shares issued by the Company at a price of $12.00 per share. Aggregate net proceeds to the Company were approximately $39.6 million. On February 28, 1997, the Company paid off all the then outstanding notes ($750,000 principal amount) with proceeds from the Initial Public Offering.

3.  INVENTORIES:

     Inventories at June 30, 1997 and December 31, 1996 are summarized as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                1997         1996
                                                              --------   ------------
                                                                  (IN THOUSANDS)
Raw materials...............................................   $  694        $336
Work-in-process.............................................      830         339
Finished goods..............................................      997         175
                                                               ------        ----
                                                               $2,521        $850
                                                               ======        ====

4.  COMPUTATION OF NET INCOME (LOSS) PER SHARE:

     Net income (loss) per common and common equivalent shares has been computed using the weighted average number of common and common equivalent shares outstanding using the treasury stock method for all periods presented. Shares used in the net income (loss) per share calculation are summarized as follows:

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30,                  JUNE 30,
                                          -----------------------   -----------------------
                                             1997         1996         1997         1996
                                          ----------   ----------   ----------   ----------
Weighted average common stock
  outstanding...........................  26,177,777   21,235,886   26,466,332   20,577,257
Weighted average common stock
  equivalents outstanding...............     144,213      708,330      144,213      708,330
                                          ----------   ----------   ----------   ----------
Shares used in net income (loss) per
  share calculation.....................  26,321,990   21,944,216   26,610,545   21,285,587
                                          ==========   ==========   ==========   ==========

                            DIGITAL LIGHTWAVE, INC.

5.  NEW ACCOUNTING PRONOUNCEMENTS:

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," which is effective for periods ending after December 15, 1997. This statement establishes standards for computing and presenting earnings per share data. Management is currently assessing the impact of SFAS No. 128 on the Company's presentation of earnings per share data in future periods.

6.  COMMITMENTS AND CONTINGENCIES:

     The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position.

7.  LEGAL PROCEEDINGS:

     As of April 9 1998, 23 class action complaints for violations of the Federal Securities Laws were filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of the Company's Common Stock during certain periods in 1997 and 1998. The complaints named as defendants the Company, Bryan J. Zwan, the Company's Chairman of the Board, Chief Executive Officer and President, Beth A. Morris, the Company's Vice President, Finance and Secretary from January, 1995 to July, 1997, Steven H. Grant, the Company's Vice President, Finance and Chief Financial Officer, and other current and former corporate officers. The complaints allege that the Company and certain officers and directors of the Company during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of the Company's Common Stock. The Company believes that it has meritorious defenses to these lawsuits and intends to defend them vigorously.

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

RESULTS OF OPERATIONS

     The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter and six months ended June 30, 1997 compared to the quarter and six months ended June 30, 1996. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of net sales to facilitate the discussions that follow.

The tables compare the quarter ended June 30, 1997 to the quarter ended June 30, 1996 and the six months ended June 30, 1997 to the six months ended June 30, 1996, respectively:

                                      QUARTER ENDED
                                   -------------------                               PERCENT OF NET
                                                           AMOUNT        PERCENT          SALES
                                   JUNE 30,   JUNE 30,     CHANGE        CHANGE      ---------------
                                     1997       1996     FAV/(UNFAV)   FAV/(UNFAV)   1997      1996
                                   --------   --------   -----------   -----------   -----     -----
                                                        (IN MILLIONS, EXCEPT %)
Net sales........................    $2.6       $1.1        $1.5            136%      100%      100%
Cost of goods sold...............     (.8)       (.4)        (.4)          (100)      (31)      (36)
                                     ----       ----        ----                      ---       ---
Gross profit.....................     1.8         .7         1.1            157        69        64
Engineering and development
  expenses.......................     (.9)       (.5)        (.4)           (80)      (35)      (45)
Sales and marketing expenses.....    (1.2)       (.4)        (.8)          (200)      (46)      (36)
General and administrative
  expenses.......................     (.8)       (.2)        (.6)          (300)      (31)      (18)
Other income (expense)...........      .5        (.1)         .6            600        19        (9)
                                     ----       ----        ----                      ---       ---
Net income (loss)................    $(.6)      $(.5)       $(.1)           (20)      (24)%     (44)%
                                     ====       ====        ====                      ===       ===

                                   SIX MONTHS ENDED
                                  -------------------                               PERCENT OF NET
                                                          AMOUNT        PERCENT          SALES
                                  JUNE 30,   JUNE 30,     CHANGE        CHANGE      ---------------
                                    1997       1996     FAV/(UNFAV)   FAV/(UNFAV)   1997      1996
                                  --------   --------   -----------   -----------   -----     -----
                                                       (IN MILLIONS, EXCEPT %)
Net sales.......................   $ 4.1      $ 1.3        $2.8            215%      100%      100%
Cost of goods sold..............    (1.4)       (.5)        (.9)          (180)      (34)      (38)
                                   -----      -----        ----                      ---      ----
Gross profit....................     2.7         .8         1.9            238        66        62
Engineering and development
  expenses......................    (1.8)      (1.0)        (.8)           (80)      (44)      (77)
Sales and marketing expenses....    (2.0)       (.5)       (1.5)          (300)      (49)      (38)
General and administrative
  expenses......................    (1.6)       (.5)       (1.1)          (220)      (39)      (38)
Other income (expense)..........      .8        (.4)        1.2            300        20       (31)
                                   -----      -----        ----                      ---      ----
Net income (loss)...............   $(1.9)     $(1.6)       $(.3)           (18)      (46)%    (122)%
                                   =====      =====        ====                      ===      ====

  Sales

     Sales for the quarter increased $1.5 million to $2.6 million from $1.1 million in the year ago quarter. Sales to existing customers during the quarter represented 88% of sales, or $2.3 million as compared to 24% of sales, or $.3 million in the year ago quarter. During the quarter, the Company shipped 76 units in varying configurations of the ASA 312 to a total of 14 customers (including 4 new customers) at an average selling price ("ASP") of $34,223, as compared to 33 units to a total of 6 customers (including 5 new customers) at an ASP of $34,206 in the year ago quarter.

     Sales for the six months ended June 30, 1997, increased by $2.8 million to $4.1 million from $1.3 million in the same period last year. Sales to existing customers for the period represented 69% of sales, or $2.8 million as compared to 21% of sales, or $.3 million for the same period last year. During the period, the Company shipped 117 units in varying configurations at an ASP of $35,035 compared with 38 units at an ASP of $34,578 for the same period last year.

     The Company believes repeat sales to an existing customer is an important measure of growing product acceptance in the highly concentrated telecommunication industry. While there can be no assurance that this longer-term trend will continue, management believes that new product offerings including upgrades of existing products offers the Company's existing customers an opportunity to continue to extend the life of their initial investment in the Company's products.

  Cost of Goods Sold

     Cost of goods sold for the quarter increased by $.4 million to $.8 million from $.4 million in the year ago quarter.

     Cost of goods sold for the six months ended June 30, 1997, increased by $.9 million to $1.4 million from $.5 million in the year ago period.

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

  Gross Profit

     Gross profit for the quarter increased by $1.1 million to $1.8 million from $.7 million in the year ago quarter. As a percentage of sales, gross margin for the quarter increased to 69.4% from 64.8%.

     Gross profit for the six months ended June 30, 1997, increased by $1.9 million to $2.7 million from $.8 million in the year ago period. As a percentage of sales, gross margin for the six months ended June 30, 1997 increased to 66.8% from 60.3%.

     The increase in gross profit and gross margin percentage, are related to the increase in net sales, the allocation of fixed production costs over larger unit sales volumes, and the purchase of larger lot sizes as previously discussed.

  Engineering and Development

     Engineering and development expenses for the quarter increased by $.4 million to $.9 million from $.5 million in the year ago quarter.

     Engineering and development expenses for the six months ended June 30, 1997, increased by $.8 million to $1.8 million from $1.0 million in the year ago period.

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

  Sales and Marketing

     Sales and marketing expenses for the quarter increased by $.8 million to $1.2 million from $.4 million in the year ago quarter.

     Sales and marketing expenses for the six months ended June 30, 1997, increased by $1.5 million to $2.0 million from $.5 million in the year ago period.

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

  General and Administrative

     General and administrative expenses for the quarter increased by $.6 million to $.8 million from $.2 million in the year ago quarter.

     General and administrative expenses for the six months ended June 30, 1997, increased by $1.1 million to $1.6 million from $.5 million in the year ago period.

     The increase in both periods is due to the expansion of facilities, personnel, and information systems to support the growth of the Company's business. The Company believes these expenses generally have a large fixed component, and anticipates the rate of growth in percentage terms will subside over the next twelve months.

  Other Income or Expense

     Other income for the quarter increased by $.6 million to an income of $.5 million from an expense of $.1 million.

     Other income for the six months ended June 30, 1997 increased by $1.2 million to an income of $.8 million from an expense of $.4 million.

     The increase in both periods primarily relates to interest income generated from the investment of proceeds from the Company's Initial Public Offering ("IPO").

  Net Income or Loss

     Net loss for the quarter increased $.1 million to a net loss of $.6 million or $.02 per share, from a net loss of $.5 million or $.02 per share.

     Net loss for the six months ended June 30, 1997 increased $.3 million to a net loss of $1.9 million or $.07 per share, to net loss of $1.6 million or $.08 per share.

     The computation of weighted shares outstanding for the 1997 periods reflect a higher number of shares outstanding as a result of the completion of the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 30, 1997 were approximately $36.2 million compared to approximately $1.2 million at December 31, 1996. The increase was due primarily to the receipt of approximately $39.6 million from the completion of the Company's IPO on February 6, 1997.

     As of June 30, 1997, the Company's working capital was approximately $38.3 million. For the six months ended June 30, 1997, capital expenditures were approximately $1.5 million. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products as well as continued product development efforts. The Company believes that its available funds and anticipated cash flows from its operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.

                           PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

     As of April 9, 1998, 23 class action complaints for violations of the Federal Securities Laws were filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of the Company's Common Stock during certain periods in 1997 and 1998. The complaints named as defendants the Company, Bryan J. Zwan, the Company's Chairman of the Board, Chief Executive Officer and President, Beth A. Morris, the Company's Vice President, Finance and Secretary from January, 1995 to July, 1997, Steven H. Grant, the Company's Vice President, Finance and Chief Executive Officer, and other current and former corporate officers. The complaints allege that the Company and certain officers and directors of the Company during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of the Company's Common Stock. The Company believes that it has meritorious defenses to these lawsuits and intends to defend them vigorously.

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

                                                  DIGITAL LIGHTWAVE, INC.

Date: April 15, 1998                      By:       /s/ BRYAN J. ZWAN
                                            ------------------------------------
                                                       Bryan J. Zwan
                                             Chairman, Chief Executive Officer
                                                        and President
                                               (Principal Executive Officer)

Date: April 15, 1998                      By:      /s/ STEVEN H. GRANT
                                            ------------------------------------
                                                      Steven H. Grant
                                            Executive Vice President -- Finance,
                                                Chief Financial Officer and
                                                          Secretary
                                            (Principal Financial and Accounting
                                                           Officer)