Form 10-Q/A
period 1997-09-30
DIGITAL LIGHTWAVE INC
filed 1998-04-16
CIK 1016100

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

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

                            DIGITAL LIGHTWAVE, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1997
             THE UNDERSIGNED REGISTRANT HEREBY AMENDS THE FORM 10-Q
  FOR THE PERIOD ENDED SEPTEMBER 30, 1997 IN ITS ENTIRETY AS SET FORTH BELOW:

                                     INDEX

                                                                        PAGE
                                                                        ----
                       PART I  FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Comparative Balance Sheets -- September 30, 1997 and
            December 31, 1996.........................................    1
          Comparative Statements of Operations -- Three Months Ended
            September 30, 1997 and September 30, 1996.................    2
          Comparative Statements of Operations -- Nine Months Ended
            September 30, 1997 and September 30, 1996.................    3
          Comparative Statements of Cash Flows -- Nine Months Ended
            September 30, 1997 and September 30, 1996.................    4
          Notes to Comparative Financial Statements...................    5
Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    7

                         PART II  OTHER INFORMATION
Item 1.   Legal Proceedings...........................................   11
Item 6.   Exhibits and Reports on Form 8-K............................   11

SIGNATURES............................................................   12

                                      (ii)

                         PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            DIGITAL LIGHTWAVE, INC.

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1997            1996
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 33,480        $ 1,165
  Accounts receivable.......................................         989          2,510
  Inventories...............................................       4,455            850
  Prepaid expenses and other current assets.................         551            516
                                                                --------        -------
          Total current assets..............................      39,475          5,041
Property and equipment, net.................................       3,824          1,292
Other assets................................................         130             41
                                                                --------        -------
          Total assets......................................    $ 43,429        $ 6,374
                                                                ========        =======
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $  3,375        $ 1,942
  Notes payable.............................................          --            750
                                                                --------        -------
          Total current liabilities.........................       3,375          2,692
Long-term liabilities.......................................          95            233
                                                                --------        -------
          Total liabilities.................................       3,470          2,925
                                                                --------        -------
Stockholders' equity:
  Preferred stock...........................................          --             --
  Common stock..............................................           3              2
  Additional paid-in capital................................      53,555         14,242
  Accumulated deficit.......................................     (13,599)        (9,095)
                                                                --------        -------
                                                                  39,989          5,149
  Note receivable from stockholder..........................          --         (1,700)
                                                                --------        -------
          Total stockholders' equity........................      39,959          3,449
                                                                --------        -------
          Total liabilities and stockholders' equity........    $ 43,429        $ 6,374
                                                                ========        =======

   The accompanying notes are an integral part of these financial statements.

                            DIGITAL LIGHTWAVE, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
SALES.......................................................  $ 1,240    $ 1,723
Cost of goods sold..........................................      426        630
                                                              -------    -------
  Gross profit..............................................      814      1,093
Operating expenses:
  Engineering and development...............................    1,230        667
  Sales and marketing.......................................    1,799        579
  General and administrative................................      911        354
                                                              -------    -------
  Total operating expenses..................................    3,940      1,600
                                                              -------    -------
Operating income (loss).....................................   (3,126)      (507)
Other income (expense)......................................      511       (215)
                                                              -------    -------
Income (loss) before income tax.............................   (2,615)      (722)
Provision for income taxes..................................       --         --
                                                              -------    -------
Net income (loss)...........................................  $(2,615)   $  (722)
                                                              =======    =======
Per share of common stock:
Net income (loss) per share.................................  $ (0.10)   $ (0.03)
                                                              =======    =======
Weighted average common and common equivalent shares
  outstanding...............................................   26,374     22,084
                                                              =======    =======

   The accompanying notes are an integral part of these financial statements.

                            DIGITAL LIGHTWAVE, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER-SHARE DATA)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
SALES.......................................................  $ 5,339   $ 3,037
Cost of goods sold..........................................    1,788     1,152
                                                              -------   -------
  Gross profit..............................................    3,551     1,885
Operating expenses:
  Engineering and development...............................    3,056     1,653
  Sales and marketing.......................................    3,857     1,048
  General and administrative................................    2,485       897
                                                              -------   -------
Total operating expenses....................................    9,398     3,598
                                                              -------   -------
Operating income (loss).....................................   (5,847)   (1,713)
Other income (expense)......................................    1,342      (607)
                                                              -------   -------
Income (loss) before income tax.............................   (4,505)   (2,320)
Provision for income taxes..................................       --        --
                                                              -------   -------
Net income (loss)...........................................  $(4,505)  $(2,320)
                                                              =======   =======
Per share of common stock:
Net income (loss) per share.................................  $ (0.17)  $ (0.11)
                                                              =======   =======
Weighted average common and common equivalent shares
  outstanding...............................................   26,374    21,829
                                                              =======   =======

   The accompanying notes are an integral part of these financial statements.

                            DIGITAL LIGHTWAVE, INC.

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $(4,505)   $(2,320)
     Adjustments to reconcile net income (loss) due to Cash
     used by operating activities:
  Interest expense converted to equity......................       --        113
  Depreciation and amortization.............................      447        128
  Changes in operating assets and liabilities:
     Increase in accounts receivable........................    1,521     (1,425)
     Increase in inventories................................   (3,605)       (81)
     Decrease in deferred offering expenses.................      427         --
     Decrease in prepaid expenses and other current
      assets................................................     (531)      (345)
     Increase in accounts payable and accrued expenses......    1,433        406
                                                              -------    -------
          Net cash used in operating activities.............   (4,813)    (3,524)
                                                              -------    -------
Cash flows from investing activities:
  Purchase of property and equipment........................   (2,998)      (516)
                                                              -------    -------
          Net cash used in investing activities.............   (2,998)      (516)
                                                              -------    -------
Cash flows from financing activities:
  Proceeds from notes payable...............................       --      1,750
  Principal payments on notes payable.......................     (750)     2,400
  Principal payments on notes payable, related party........       --       (202)
  Repayment of stockholder receivable.......................    1,700         --
  Proceeds from sale of common stock, net of expense........   39,314         --
  Cash paid for common stock................................       --      2,624
  Principal payments -- capital lease obligation............     (138)      (148)
                                                              -------    -------
          Net cash provided by financing activities.........   40,126      6,424
                                                              -------    -------
Net increase in cash and cash equivalents...................   32,315      2,384
Cash and cash equivalents at beginning of period............    1,165         72
                                                              -------    -------
Cash and cash equivalents at end of period..................  $33,480    $ 2,456
                                                              =======    =======
Other supplemental disclosures:
Noncash investing and financing activities:
  Capital lease obligation..................................  $    --    $    17
  Fixed asset additions included in accounts payable........      233         --
  Accrued interest converted to equity......................       --         92

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

     On January 22, 1998, the Company issued a press release and related Form 8-K indicating that the Company would restate its financial results for quarters ending June 30, 1997 and September 30, 1997, respectively. The Company's accompanying financial statements give effect to such restatement for the period ending September 30, 1997.

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

3.  INVENTORIES:

     Inventories at September 30, 1997 and December 31, 1996 are summarized as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1997            1996
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Raw materials...............................................     $1,179           $336
Work-in-process.............................................          0            339
Finished goods..............................................      3,276            175
                                                                 ------           ----
                                                                 $4,455           $850
                                                                 ======           ====

4.  COMPUTATION OF NET INCOME (LOSS) PER SHARE:

     Net income (loss) per common and common equivalent shares has been computed using the weighted average number of common and common equivalent shares outstanding using the treasury stock method for all periods presented. Shares used in the net income (loss) per share calculation are summarized as follows:

                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                               SEPTEMBER 30,             SEPTEMBER 30,
                                          -----------------------   -----------------------
                                             1997         1996         1997         1996
                                          ----------   ----------   ----------   ----------
Weighted average common stock
  outstanding...........................  26,177,777   21,375,584   25,680,064   21,375,584
Weighted average common stock
  equivalents outstanding...............     910,025      708,330      694,324      453,651
                                          ----------   ----------   ----------   ----------
Shares used in net income (loss) per
  share calculation.....................  27,087,802   22,083,914   26,374,388   21,829,235
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

7.  LEGAL PROCEEDINGS:

     As of April 9 1998, 23 class action complaints for violations of the Federal Securities Laws were filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of the Company's Common Stock during certain periods in 1997 and 1998. The complaints named as defendants the Company, Bryan J. Zwan, the Company's Chairman of the Board, Chief Executive Officer and President, Beth A. Morris, the Company's Vice President, Finance and Chief Executive Officer from January, 1995 to July, 1997, Steven H. Grant, the Company's Vice President, Finance and Secretary, and other current and former corporate officers. The complaints allege that the Company and certain officers and directors of the Company during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of the Company's Common Stock. The Company believes that it has meritorious defenses to these lawsuits and intends to defend them vigorously.

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

                                     QUARTER ENDED
                             -----------------------------                                 PERCENT OF
                                                               AMOUNT        PERCENT       NET SALES
                             SEPTEMBER 30,   SEPTEMBER 30,     CHANGE        CHANGE      --------------
                                 1997            1996        FAV/(UNFAV)   FAV/(UNFAV)   1997     1996
                             -------------   -------------   -----------   -----------   -----    -----
                                                      (IN MILLIONS, EXCEPT %)
Net sales..................      $ 1.2           $ 1.7          $ (.5)          (29)%      100%     100%
Cost of goods sold.........        (.4)            (.6)            .2           (33)       (34)     (37)
                                 -----           -----          -----                    -----    -----
Gross profit...............         .8             1.1            (.3)          (27)        66       63
Engineering and development
  expenses.................       (1.2)            (.7)           (.5)          (71)      (100)     (41)
Sales and marketing
  expenses.................       (1.8)            (.6)          (1.2)         (200)      (150)     (35)
General and administrative
  expenses.................        (.9)            (.3)           (.6)         (200)       (75)     (24)
Other income (expense).....         .5             (.2)            .7           350         42      (12)
                                 -----           -----          -----                    -----    -----
Net income (loss)..........      $(2.6)          $ (.7)         $(1.9)         (271)      (216)%    (47)%
                                 =====           =====          =====                    =====    =====

                                   NINE MONTHS ENDED
                             -----------------------------                                 PERCENT OF
                                                               AMOUNT        PERCENT       NET SALES
                             SEPTEMBER 30,   SEPTEMBER 30,     CHANGE        CHANGE      --------------
                                 1997            1996        FAV/(UNFAV)   FAV/(UNFAV)   1997     1996
                             -------------   -------------   -----------   -----------   -----    -----
                                                      (IN MILLIONS, EXCEPT %)
Net sales..................      $ 5.3           $ 3.0          $ 2.3            77%       100%     100%
Cost of goods sold.........       (1.8)           (1.1)           (.7)          (64)       (33)     (38)
                                 -----           -----          -----                    -----    -----
Gross profit...............        3.5             1.9            1.6            84         67       62
Engineering and development
  expenses.................       (3.0)           (1.7)          (1.3)          (76)       (57)     (57)
Sales and marketing
  expenses.................       (3.8)           (1.0)          (2.8)         (280)       (72)     (33)
General and administrative
  expenses.................       (2.5)            (.9)          (1.6)         (178)       (47)     (30)
Other income (expense).....        1.3             (.6)           1.9           317         25      (20)
                                 -----           -----          -----                    -----    -----
Net income (loss)..........      $(4.5)          $(2.3)         $(2.2)          (96)       (84)%    (78)%
                                 =====           =====          =====                    =====    =====

  Sales

     Sales for the quarter decreased $.5 million to $1.2 million from $1.7 million in the year ago quarter. Sales to existing customers during the quarter represented 79% of sales, or $1.0 million as compared to 23% of sales, or $.4 million in the year ago quarter. During the quarter, the Company shipped 34 units in varying configurations of the ASA 312 to a total of 20 customers (including 6 new customers) at an average selling price ("ASP") of $36,459, as compared to 48 units to a total of 16 customers (including 12 new customers) at an ASP of $35,891 in the year ago quarter.

     Sales for the nine months ended September 30, 1997, increased $2.3 million to $5.3 million from $3.0 million in the same period last year. Sales to existing customers for the period represented 71% of sales, or $3.8 million as compared to 22% of sales, or $.7 million for the same period last year. During the period, the Company shipped 452 units in varying configurations at an ASP of $35,356 compared with 86 units at an ASP of $35,311 for the same period last year.

     The Company believes repeat sales to an existing customer is an important measure of growing product acceptance in the highly concentrated telecommunications industry. Despite the sales decline in the current quarter, sales to existing customers increased during both periods. While there can be no assurance that this longer-term trend will continue, management believes that new product offerings including upgrades of existing products offers the Company's existing customers an opportunity to continue to extend the life of their initial investment in the Company's products.

  Cost of Goods Sold

     Cost of goods sold for the quarter decreased by $.2 million to $.4 million from $.6 million in the year ago quarter.

     Cost of goods sold for the nine months ended September 30, 1997, increased by $.7 million to $1.8 million from $1.1 million in the year ago period.

     The decrease in cost of goods sold during the quarter is related to the decrease in sales during the quarter. The primary reason for the increase in cost of good sold for the year-to-date period relates to the increase in volume of units produced and the increased infrastructure and manufacturing costs incurred in supporting these efforts. These costs include management, indirect labor, facility rental, depreciation of equipment, and other operating expenses. While the overall cost of goods sold has increased, the average cost of goods sold per unit has declined as a result of allocating fixed production costs over a larger volume of units produced and the component cost reductions associated with the purchase of larger lot sizes. During the latter part of the quarter, the company moved its manufacturing operation to a new expanded facility. Management believes this new facility can increase production, however, these additional fixed production costs may initially yield an increase to cost of goods sold and average cost of goods sold per unit over the near term until the factory achieves optimum utilization.

  Gross Profit

     Gross profit for the quarter decreased by $.3 million to $.8 million from $1.1 million in the year ago quarter. As a percentage of sales, gross margin for the quarter increased to 65.6% from 63.4%.

     Gross profit for the nine months ended September 30, 1997, increased by $1.6 million to $3.5 million from $1.9 million in the year ago period. As a percentage of sales, gross margin for the nine months ended September 30, 1997 increased to 66.5% from 62.1%.

     As highlighted above, the decrease in gross profit is directly related to the decrease in sales during the quarter. Despite the decrease in sales during the current quarter, gross profit percentage increased for both the current quarter and year-to-date periods as a result of larger lot size purchasing and allocating fixed production costs over larger year-to-date unit sales volumes.

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

     Sales and marketing expenses for the nine months ended September 30, 1997, increased by $2.8 million to $3.8 million from $1.0 million in the year ago period.

     The increase in both periods is related to the addition of personnel for the Company's direct sales force and marketing functions, an increase in trade show appearances, and other customer incentives. The company intends to hire additional personnel to support the expansion of existing sales channels and the development of additional sales channels for its products and does not anticipate the rate of growth in dollar terms or as a percentage of net sales will diminish.

  General and Administrative

     General and administrative expenses for the quarter increased by $.6 million to $.9 million from $.3 million in the year ago quarter.

     General and administrative expenses for the nine months ended September 30, 1997, increased by $1.6 million to $2.5 million from $.9 million in the year ago period.

     The increase in both periods is due to the expansion of facilities, personnel, and information systems to support the growth of the Company's business. The Company believes these expenses generally have a large fixed component, and does not anticipate that the rate of growth will diminish.

  Other Income or Expense

     Other income for the quarter increased by $.7 million to an income of $.5 million from an expense of $.2 million.

     Other income for the nine months ended September 30, 1997 increased by $1.9 million to an income of $1.3 million from an expense of $.6 million.

     The increase in both periods relates to interest income generated from the investment of proceeds from the Company's Initial Public Offering ("IPO").

  Net Income or Loss

     Net loss for the quarter increased by $1.9 million to a net loss of $2.6 million or $.10 per share, from a net loss of $.7 million or $.03 per share.

     Net loss for the nine months ended September 30, 1997 increased by $2.2 million to a net loss of $4.5 million or $.17 per share, from a net loss of $2.3 million or $.11 per share.

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

     As of September 30, 1997, the Company's working capital was approximately $36.1 million. For the nine months ended September 30, 1997, capital expenditures were approximately $3.0 million. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products as well as continued product development efforts. The Company believes that its available funds and anticipated cash flows from its operations will satisfy the Company's projected working capital and capital expenditure requirements for at least the next 12 months.

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

     As of April 9, 1998 the Company was not aware of any additional lawsuits that were pending that could have a material adverse effect on the Company's business, financial condition and results of operations.

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