Form 10-Q
period 1998-03-31
DIGITAL LIGHTWAVE INC
filed 1998-05-15
CIK 1016100

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                            Yes [X]          No [ ]

     The number of shares outstanding of the Registrant's Common Stock as of May 5, 1998 was 26,457,160.

================================================================================

                            DIGITAL LIGHTWAVE, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 1998

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Consolidated Balance Sheets -- March 31, 1998 and December
           31, 1997..................................................    1
         Consolidated Statements of Operations -- Three Months Ended
           March 31, 1998 and March 31, 1997.........................    2
         Consolidated Statements of Cash Flows -- Three Months Ended
           March 31, 1998 and March 31, 1997.........................    3
         Notes to Consolidated Financial Statements..................    4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................    6

                        PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   10
Item 6.  Exhibits and Reports on Form 8-K............................   10

SIGNATURES...........................................................   11

                         PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            DIGITAL LIGHTWAVE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSET
Current assets:
  Cash and cash equivalents.................................    $14,465       $ 24,031
  Accounts receivable.......................................      7,803          4,780
  Inventories...............................................      9,541          8,120
  Prepaid expenses and other current assets.................      1,163            481
                                                                -------       --------
          Total current assets..............................     32,972         37,412
Property and equipment, net.................................      7,545          6,785
Other assets................................................        215            164
                                                                -------       --------
          Total assets......................................    $40,732       $ 44,361
                                                                =======       ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $ 5,797       $  4,917
                                                                -------       --------
          Total current liabilities.........................      5,797          4,917
Long-term liabilities.......................................         18             25
                                                                -------       --------
          Total liabilities.................................      5,815          4,942
                                                                -------       --------
Stockholders' equity:
Common stock................................................          3              3
Additional paid-in capital..................................     55,259         55,201
Accumulated deficit.........................................    (20,345)       (15,785)
                                                                -------       --------
          Total stockholders' equity........................     34,917         39,419
                                                                -------       --------
          Total liabilities and stockholders' equity........    $40,732       $ 44,361
                                                                =======       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Sales.......................................................  $     5,432   $     1,498
Cost of goods sold..........................................        2,103           567
                                                              -----------   -----------
  Gross profit..............................................        3,329           931
Operating expenses:
  Engineering and development...............................        3,309           779
  Sales and marketing.......................................        1,942           879
  General and administrative................................        1,899           878
  Reorganization charges....................................        1,018            --
                                                              -----------   -----------
  Total operating expenses..................................        8,168         2,536
                                                              -----------   -----------
Operating loss..............................................       (4,839)       (1,605)
Other income, net...........................................          279           293
                                                              -----------   -----------
Loss before income tax......................................       (4,560)       (1,312)
Provision for income taxes..................................           --            --
                                                              -----------   -----------
Net loss....................................................  $    (4,560)  $    (1,312)
                                                              ===========   ===========
Per share of common stock:
Net loss per share..........................................  $     (0.17)  $     (0.05)
                                                              ===========   ===========
Weighted average common shares outstanding..................   26,441,775    24,754,887
                                                              ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                FOR THE THREE
                                                                MONTHS ENDED
                                                                  MARCH 31,
                                                              -----------------
                                                               1998      1997
                                                              -------   -------
Cash flows from operating activities:
  Net loss..................................................  $(4,560)  $(1,312)
  Adjustments to reconcile net loss due to cash used by
     operating activities:
     Depreciation and amortization..........................      507       107
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable...........   (3,023)    1,359
       Increase in inventories..............................   (1,421)     (666)
       (Increase) decrease in prepaid expenses and other
        assets..............................................     (733)      267
       Increase in accounts payable and accrued expenses....      531        44
                                                              -------   -------
          Net cash used in operating activities.............   (8,699)     (201)
                                                              -------   -------
Cash flows from investing activities:
  Purchase of property and equipment........................     (916)     (790)
                                                              -------   -------
          Net cash used in investing activities.............     (916)     (790)
                                                              -------   -------
Cash flows from financing activities:
  Principal payments on notes payable.......................       --      (750)
  Proceeds from sale of common stock, net of expense........       57    39,314
  Principal payments-capital lease obligation...............       (8)      (66)
                                                              -------   -------
          Net cash provided by financing activities.........       49    38,498
                                                              -------   -------
Net increase (decrease) in cash and cash equivalents........   (9,566)   37,507
Cash and cash equivalents at beginning of period............   24,031     1,165
                                                              -------   -------
Cash and cash equivalents at end of period..................  $14,465   $38,672
                                                              =======   =======
Other supplemental disclosures:
  Cash paid for interest....................................  $     2   $    --
Noncash investing and financing activities:
  Fixed asset additions included in accounts payable........  $   352   $    --

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION:

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Form 10-K for the period ended December 31, 1997, File No. 000-21669.

     On April 16, 1998, the Company filed two Form 10-Q's restating its financial results for quarters ending June 30, 1997 and September 30, 1997, respectively.

INITIAL PUBLIC OFFERING:

     On February 6, 1997, the Company consummated its Initial Public Offering of 3,658,860 shares of common stock issued by the Company at a price of $12.00 per share. Aggregate net proceeds to the Company were approximately $39.5 million. On February 28, 1997, the Company paid off all the then outstanding notes ($750,000 principal amount) with proceeds from the Initial Public Offering.

INVENTORIES:

     Inventories at March 31, 1998 and December 31, 1997 are summarized as follows:

                                                          MARCH 31, 1998   DECEMBER 31, 1997
                                                          --------------   -----------------
                                                                    (IN THOUSANDS)
Raw materials...........................................      $4,332            $1,278
Work-in-process.........................................       1,328             1,863
Finished goods..........................................       3,881             4,979
                                                              ------            ------
                                                              $9,541            $8,120
                                                              ======            ======

COMPUTATION OF NET LOSS PER SHARE:

     Net loss per common and common equivalent shares has been computed using the weighted average number of common shares outstanding using the treasury stock method for all periods presented. Common stock equivalents have not been included in the calculation as their effect would be anti-dilutive. Shares used in the net loss per share calculation are summarized as follows:

                                                                 1998         1997
                                                              ----------   ----------
                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
Weighted average common stock outstanding...................  26,441,775   24,754,887
Weighted average common stock equivalents outstanding.......          --           --
                                                              ----------   ----------
Shares used in net income (loss) per share calculation......  26,441,775   24,754,887
                                                              ==========   ==========

COMMITMENTS AND CONTINGENCIES:

     The Company from time to time is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided

                            DIGITAL LIGHTWAVE, INC.

adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company's future financial position.

     At March 31, 1998, the Company had outstanding purchase commitments to purchase certain inventory items totaling approximately $1.8 million.

REORGANIZATION CHARGES

     As previously announced on February 26, 1998, the Company streamlined its management structure and eliminated 20 positions which resulted in a one-time charge of approximately $1.0 million during the quarter.

LEGAL PROCEEDINGS:

     As of May 13, 1998, 23 class action complaints for violations of the Federal Securities Laws were filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of the Company's Common Stock during certain periods in 1997 and 1998. The complaints named as defendants the Company, Bryan J. Zwan, the Company's Chairman of the Board, Chief Executive Officer and President, Beth A. Morris, the Company's Vice President, Finance and Chief Financial Officer from January, 1995 to July, 1997, Steven H. Grant, the Company's Vice President, Finance, Chief Financial Officer and Secretary, and other current and former corporate officers. The complaints allege that the Company and certain officers and directors of the Company during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of the Company's Common Stock. The Company believes that it has meritorious defenses to these lawsuits and intends to defend them vigorously.

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

     As of May 13, 1998, the Company was not aware of any additional lawsuits that were pending that could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements as well as the future prospects of the Company generally, such investors should specifically consider various factors identified in the Company's Annual Report on Form 10-K for the period ended December 31, 1997, including the matters set forth therein under the caption "Risk Factors," which could cause actual results to differ materially from those indicated by such forward-looking statements. Factors that may affect the Company's results of operations include but are not limited to the limited operating history, cumulative losses, liquidity risk, future capital needs and uncertainty of additional financing, dependence on single product, uncertain market acceptance of planned products, rapid technological change, dependence on new product introductions, competition, substantial increase in manufacturing operations, dependence on contract manufacturing and limited source suppliers, dependence on key personnel, management of growth, anticipated fluctuations in operating results, dependence on proprietary technology, customer concentration, product certifications, control by principal stockholder, factors inhibiting takeover, shares eligible for future sale, possible volatility of stock price, litigation, potential year 2000 problems and government regulations. The Company participates in a highly concentrated industry, and has limited visibility with regard to customer orders and the timing of such orders. The Company may also encounter difficulty obtaining sufficient supplies to staff and meet production schedules. As a result, quarter-to-quarter and year-to-year financial performance is highly dependent upon the timely receipt of orders from its customers during fiscal periods. The Company disclaims any obligation to update any such factors or announce publicly revisions to such statements to reflect future events or developments.

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

     Gross profit may be affected in the future by the introduction of new products which generate differing gross margins and by the sales mix during a given period. The Company plans to pursue original equipment manufacturer ("OEM") relationships with respect to the sale of Remote Access Agents. The Company has not negotiated any such arrangements but anticipates that its pricing to OEMs would be less than with respect to direct sales resulting in lower gross margins in connection with these arrangements. However, sales and marketing expenses are generally lower in the case of sales to OEMs.

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

RESULTS OF OPERATIONS

     The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of net sales to facilitate the discussions that follow.

                                             QUARTER ENDED
                                         ---------------------                               PERCENT OF NET
                                                                   AMOUNT        PERCENT          SALES
                                         MARCH 31,   MARCH 31,     CHANGE        CHANGE      ---------------
                                           1998        1997      FAV/(UNFAV)   FAV/(UNFAV)    1998     1997
                                         ---------   ---------   -----------   -----------   ------   ------
                                                               (IN MILLIONS, EXCEPT %)
Net sales..............................    $ 5.4       $ 1.5        $ 3.9          263%        100%     100%
Cost of goods sold.....................      2.1         0.6         (1.5)        (271)         39       38
                                           -----       -----        -----                     ----     ----
Gross profit...........................      3.3         0.9          2.4          258          61       62
Engineering and development expenses...      3.3         0.7         (2.6)        (325)         61       47
Sales and marketing expenses...........      2.0         0.9         (1.1)        (121)         37       60
General and administrative expenses....      1.9         0.9         (1.0)        (116)         35       60
Reorganization charges.................      1.0          --         (1.0)          --          19       --
                                           -----       -----        -----                     ----     ----
          Total operating expenses.....      8.2         2.5         (5.7)        (222)        152      167
                                           -----       -----        -----                     ----     ----
Operating loss.........................     (4.9)       (1.6)        (3.3)        (202)        (91)    (105)
Other income, net......................      0.3         0.3         (0.0)          (6)          5       20
                                           -----       -----        -----                     ----     ----
Pre-tax income.........................     (4.6)       (1.3)        (3.3)        (248)        (86)     (85)
Income taxes...........................       --          --           --           --          --       --
                                           -----       -----        -----                     ----     ----
Net loss...............................    $(4.6)      $(1.3)       $(3.3)        (248)%       (86)%    (85)%
                                           =====       =====        =====                     ====     ====

SALES

     Sales for the quarter increased $3.9 million to $5.4 million from $1.5 million in the year ago quarter. Sales to existing customers during the quarter represented 52% of sales, or $2.9 million as compared to 35% of sales, or $.5 million in the year ago quarter. During the quarter, the Company shipped 174 units in varying configurations of the ASA 312 to a total of 21 customers (including 11 new customers) at an average selling price ("ASP") of $31,221, as compared to 42 units to a total of 10 customers (including 6 new customers) at an ASP of $35,669 in the year ago quarter.

     The Company believes repeat sales to an existing customer is an important measure of growing product acceptance in the highly concentrated telecommunications industry. The primary reason for the decline in the ASP in the current quarter related to sales discounts on large volume orders and lower selling prices associated with certain lower speed optical configurations.

COST OF GOODS SOLD

     Cost of goods sold for the quarter increased by $1.5 million to $2.1 million from $.6 million in the year ago quarter.

     The primary reason for the increase in cost of goods sold relates to the increase in volume of units sold and the increased infrastructure and manufacturing costs incurred in supporting these efforts. These costs include management, indirect labor, facility rental, depreciation of equipment, and other operating expenses. While the overall cost of goods sold has increased, the average cost of goods sold per unit has declined as a result of allocating fixed production costs over a larger volume of units produced and the component cost reductions associated with the purchase of larger lot sizes. During the latter part of 1997, the Company moved its manufacturing operation to a new expanded facility. Management believes this new facility can increase production. However, these additional fixed production costs may initially yield an increase to cost of goods sold and average cost of goods sold per unit over the near term until the factory achieves optimum utilization.

GROSS PROFIT

     Gross profit for the quarter increased by $2.4 million to $3.3 million from $.9 million in the year ago quarter. As a percentage of sales, gross margin for the quarter decreased to 61.3% from 62.2%.

     As highlighted above, the increase in gross profit is directly related to the increase in sales during the quarter. Despite the increase in sales during the current quarter, gross margin decreased during the current quarter as a result of sales discounts offered to larger customers, and lower price realization on lower speed optical configurations.

ENGINEERING AND DEVELOPMENT

     Engineering and development expenses for the quarter increased by $2.6 million to $3.3 million from $.7 million in the year ago quarter.

     The increase in the quarter is primarily related to the addition of engineering, quality control personnel and other expenses associated with the Company's ongoing engineering and development efforts on products like the Remote Access Agents(SM), and enhancements to the Company's Network Information Computers(SM). The Company intends to hire additional personnel and expand the infrastructure to support these ongoing engineering and development efforts, and does not anticipate the expenses in dollar terms will subside during the next several quarters.

SALES AND MARKETING

     Sales and marketing expenses for the quarter increased by $1.1 million to $2.0 million from $.9 million in the year ago quarter.

     The increase in the quarter is related to the addition of personnel for the Company's direct sales force and marketing functions, an increase in trade show appearances, and other customer incentives. The Company intends to hire additional personnel to support the expansion of existing sales channels and the development of additional sales channels for its products and does not anticipate the expenses in dollar terms will subside during the next several quarters.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the quarter increased by $1.0 million to $1.9 million from $.9 million in the year ago quarter.

     The increase in the quarter is due to the expansion of facilities, personnel, and information systems to support the growth of the Company's business. Additionally, as a result of the Company's various legal matters, professional fees increased approximately $.6 million in the current quarter. The Company believes that general and administrative expenses generally have a large fixed component, and does not anticipate that the expenses will increase substantially, except for items such as professional fees directly related to ongoing legal matters.

REORGANIZATION CHARGES

     As previously announced on February 26, 1998, the Company streamlined its management structure and eliminated 20 positions which resulted in a one-time charge of $1.0 million during the quarter.

OTHER INCOME, NET

     Other income for the quarter was unchanged at $.3 million for the current quarter and year ago period.

     These amounts relate to interest income generated from the investment of proceeds from the Company's Initial Public Offering ("IPO").

NET LOSS

     Net loss for the quarter increased by $3.3 million to a net loss of $4.6 million or $.17 per share, from a net loss of $1.3 million or $.05 per share in the year ago quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at March 31, 1998 were approximately $14.5 million compared to approximately $24.0 million at December 31, 1997. As of March 31, 1998, the Company's working capital was approximately $27.2 million as compared to $32.5 million at December 31, 1998. The decrease was primarily associated with cash used in operations during the quarter ended March 31, 1998, as detailed in the Company's Consolidated Statements of Cash Flows. For the three months ended March 31, 1998, capital expenditures were approximately $.9 million. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products as well as continued product development efforts.

     The Company anticipates that its existing cash and cash equivalents and anticipated cash flow from operations will be sufficient to fund the Company's working capital and capital expenditure requirements through 1998. The anticipated cash flow from operations assumes the Company achieves a level of sales that is significantly higher than those of earlier quarters. In the event that these sales levels are not attained, the Company will be required to supplement its working capital with equity financing. In addition, the Company's longer-term liquidity needs also are dependent upon increased sales levels and/or equity financing. There can be no assurance, however, that the Company will achieve the assumed or increased sales levels or that adequate equity financing will be available when needed or, if available, on terms acceptable to the Company.

                          PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS:

     As of May 13, 1998, 23 class action complaints for violations of the Federal Securities Laws were filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of the Company's Common Stock during certain periods in 1997 and 1998. The complaints named as defendants the Company, Bryan J. Zwan, the Company's Chairman of the Board, Chief Executive Officer and President, Beth A. Morris, the Company's Vice President, Finance and Chief Financial Officer from January, 1995 to July, 1997, Steven H. Grant, the Company's Vice President, Finance and Chief Financial Officer, and other current and former corporate officers. The complaints allege that the Company and certain officers and directors of the Company during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of the Company's Common Stock. The Company believes that it has meritorious defenses to these lawsuits and intends to defend them vigorously.

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

     As of May 13, 1998 the Company was not aware of any additional lawsuits that were pending that could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT   DESCRIPTION
-------   -----------
  27.0      --         Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K

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

                                          Digital Lightwave, Inc.

Date: March 31, 1998                           By: /s/ BRYAN J. ZWAN
                                                   ------------------------------------------
                                                   Bryan J. Zwan
                                                   Chief Executive Officer and President
                                                   (Principal Executive Officer)

Date: March 31, 1998                           By: /s/ STEVEN H. GRANT
                                                   ------------------------------------------
                                                   Steven H. Grant
                                                   Executive Vice President -- Finance &
                                                   Chief Financial Officer
                                                   (Principal Financial and Accounting
                                                   Officer)