Form 10-Q
period 1998-06-30
DIGITAL LIGHTWAVE INC
filed 1998-08-14
CIK 1016100

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

      (MARK ONE)
         [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF TH  E
                      SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                                   OR

         [  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF T  HE
                      SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM ---------------
                      TO ---------------

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

                           Yes [X]            No [ ]

     The number of shares outstanding of the Registrant's Common Stock as of August 13, 1998 was 26,479,824.

==============================================================================

                            DIGITAL LIGHTWAVE, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1998

                                     INDEX

                                                                          PAGE
                                                                          ----
                         PART I FINANCIAL INFORMATION
Item 1.     Financial Statements:
            Comparative Consolidated Balance Sheets -- June 30, 1998 and
              December 31, 1997.........................................    1
            Comparative Consolidated Statements of Operations -- Three
              Months Ended June 30, 1998 and June 30, 1997..............    2
            Comparative Consolidated Statements of Operations -- Six
              Months Ended June 30, 1998 and June 30, 1997..............    3
            Comparative Consolidated Statements of Cash Flows -- Six
              Months Ended June 30, 1998 and June 30, 1997..............    4
            Notes to Comparative Consolidated Financial Statements......    5
            Management's Discussion and Analysis of Financial Condition
Item 2.       and Results of Operations.................................    7

                          PART II OTHER INFORMATION
Item 1.     Legal Proceedings...........................................   13
Item 4.     Submission of Matters to a Vote of Security Holders.........   13
Item 6.     Exhibits and Reports on Form 8-K............................   14

SIGNATURES..............................................................   15

                         PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            DIGITAL LIGHTWAVE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $10,068       $24,031
  Accounts receivable.......................................      4,992         4,780
  Inventories...............................................      9,206         8,120
  Prepaid expenses and other current assets.................      1,093           481
                                                                -------       -------
          Total current assets..............................     25,359        37,412
  Property and equipment, net...............................      7,651         6,785
  Other assets..............................................        207           164
                                                                -------       -------
          Total assets......................................    $33,217       $44,361
                                                                =======       =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $ 4,257       $ 4,917
  Accrued litigation settlement charges.....................      8,500            --
                                                                -------       -------
          Total current liabilities.........................     12,757         4,917
Long-term liabilities.......................................         55            25
                                                                -------       -------
          Total liabilities.................................     12,812         4,942
                                                                -------       -------
Stockholders' equity:
  Common stock..............................................          3             3
  Additional paid-in capital................................     55,327        55,201
  Accumulated deficit.......................................    (34,925)      (15,785)
                                                                -------       -------
          Total stockholders' equity........................     20,405        39,419
                                                                -------       -------
          Total liabilities and stockholders' equity........    $33,217       $44,361
                                                                =======       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Sales.......................................................  $     3,517   $     2,601
Cost of goods sold..........................................        1,334           795
                                                              -----------   -----------
  Gross profit..............................................        2,183         1,806
Operating expenses:
  Engineering and development...............................        3,692           948
  Sales and marketing.......................................        3,094         1,179
  General and administrative................................        1,644           795
  Reorganization charges....................................           --            --
  Litigation settlement.....................................        8,500            --
                                                              -----------   -----------
          Total operating expenses..........................       16,930         2,922
                                                              -----------   -----------
Operating loss..............................................      (14,747)       (1,116)
Other income................................................          167           539
                                                              -----------   -----------
Loss before income tax......................................      (14,580)         (577)
Provision for income taxes..................................           --            --
                                                              -----------   -----------
          Net loss..........................................  $   (14,580)  $      (577)
                                                              ===========   ===========
Per share of common stock:
          Net loss per share (basic and diluted)............  $     (0.55)  $     (0.02)
                                                              ===========   ===========
Weighted average common and common equivalent shares
  outstanding...............................................   26,461,151    26,177,777
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

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Sales.......................................................  $     8,949   $     4,099
Cost of goods sold..........................................        3,437         1,362
                                                              -----------   -----------
  Gross profit..............................................        5,512         2,737
Operating expenses:
  Engineering and development...............................        7,001         1,826
  Sales and marketing.......................................        5,037         2,058
  General and administrative................................        3,542         1,574
  Reorganization charges....................................        1,018            --
  Litigation settlement.....................................        8,500            --
                                                              -----------   -----------
          Total operating expenses..........................       25,098         5,458
                                                              -----------   -----------
Operating loss..............................................      (19,586)       (2,721)
Other income................................................          446           832
                                                              -----------   -----------
Loss before income tax......................................      (19,140)       (1,889)
Provision for income taxes..................................           --            --
                                                              -----------   -----------
          Net loss..........................................  $   (19,140)  $    (1,889)
                                                              ===========   ===========
Per share of common stock:
          Net loss per share (basic and diluted)............  $     (0.72)  $     (0.07)
                                                              ===========   ===========
Weighted average common and common equivalent shares
  outstanding...............................................   26,452,601    25,429,833
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

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   FOR THE
                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                1998      1997
                                                              --------   -------
Cash flows from operating activities:
  Net loss..................................................  $(19,140)  $(1,889)
  Adjustments to reconcile net loss due to cash used by
     operating activities:
     Depreciation and amortization..........................     1,085       250
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable.............      (212)    1,115
     Increase in inventories................................    (1,086)   (1,671)
     Decrease in deferred offering expenses.................        --       427
     Increase in prepaid expenses and other current
      assets................................................      (655)     (152)
     Increase (decrease) in accounts payable and accrued
      expenses..............................................      (653)       46
     Increase in accrued settlement charges.................     8,500        --
                                                              --------   -------
          Net cash used in operating activities.............   (12,161)   (1,874)
                                                              --------   -------
Cash flows from investing activities:
  Purchase of property and equipment........................    (1,952)   (1,487)
                                                              --------   -------
          Net cash used in investing activities.............    (1,952)   (1,487)
                                                              --------   -------
Cash flows from financing activities:
  Principal payments on notes payable.......................        --      (750)
  Proceeds from sale of common stock, net of expense........       126    39,314
  Execution of capital lease obligations....................        48        --
  Principal payments -- capital lease obligations...........       (24)     (141)
                                                              --------   -------
          Net cash provided by financing activities.........       150    38,423
                                                              --------   -------
Net increase (decrease) in cash and cash equivalents........   (13,963)   35,062
Cash and cash equivalents at beginning of period............    24,031     1,165
                                                              --------   -------
Cash and cash equivalents at end of period..................  $ 10,068   $36,227
                                                              ========   =======
Other supplemental disclosures:
  Noncash investing and financing activities:
     Fixed asset additions included in accounts payable.....  $     46   $    90

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

             NOTES TO COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Form 10-K for the period ended December 31, 1997, File No. 000-21669.

     On January 22, 1998, the Company issued a press release and related Form 8-K indicating that the Company would restate its financial results for the quarters ending June 30, 1997 and September 30, 1997. On April 16, 1998, the Company filed the restated Form 10-Q's for these periods. The Company's accompanying financial statements give effect to such restatement for the period ending June 30, 1997.

INITIAL PUBLIC OFFERING

     On February 6, 1997, the Company consummated its initial public offering of 3,658,860 shares of common stock issued by the Company at a price of $12.00 per share. Aggregate net proceeds to the Company were approximately $39.6 million. On February 28, 1997, the Company paid off all the then outstanding notes ($750,000 principal amount) with proceeds from the initial public offering.

INVENTORIES

     Inventories at June 30, 1998 and December 31, 1997 are summarized as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
                                                                  (IN THOUSANDS)
Raw materials...............................................   $4,005       $1,278
Work-in-process.............................................      794        1,863
Finished goods..............................................    4,407        4,979
                                                               ------       ------
                                                               $9,206       $8,120
                                                               ======       ======

COMPUTATION OF NET LOSS PER SHARE

     Net loss per common and common equivalent shares has been computed using the weighted average number of common and common equivalent shares outstanding using the treasury stock method for all periods presented. Common stock equivalents have not been included in the calculation as their effect would be anti-dilutive. Shares used in the net loss per share calculation are summarized as follows:

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30,                  JUNE 30,
                                          -----------------------   -----------------------
                                             1998         1997         1998         1997
                                          ----------   ----------   ----------   ----------
Weighted average common stock
  outstanding...........................  26,461,151   26,177,777   26,452,601   25,429,833
Weighted average common stock
  equivalents outstanding...............          --           --           --           --
                                          ----------   ----------   ----------   ----------
Shares used in net loss per share
  calculation...........................  26,461,151   26,177,777   26,452,601   25,429,833
                                          ==========   ==========   ==========   ==========

                            DIGITAL LIGHTWAVE, INC.

COMMITMENTS AND CONTINGENCIES

     At June 30, 1998, the Company had outstanding purchase commitments to purchase certain inventory items totaling $2.3 million.

REORGANIZATION CHARGES

     As previously announced on February 26, 1998, the Company streamlined its management structure and eliminated 20 positions which resulted in a non-recurring charge of $1.0 million during the six months ended June 30, 1998.

LEGAL PROCEEDINGS

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

     On July 23, 1998, the Company had entered into a memorandum of understanding for the settlement of these class action complaints which is subject to court approval. The settlement consists of $4.25 million in cash, to be paid to plaintiffs primarily by a claim on the Company's directors and officers liability insurance policy, and the issuance of no more than 1.8 million shares of common stock. The Company has recorded a non-recurring charge of $8.5 million as a result of the settlement.

     On November 5, 1997, Hugh Brian Haney ("Plaintiff") commenced an action in the United States District Court for the Southern District of Ohio against Bryan
J. Zwan, the Company's Chief Executive Officer, and the Company ("Defendants"). The complaint alleges violations of Section 10(b) of the Securities Exchange Act and various common law violations by Defendants in connection with Plaintiff's sale to the Company's predecessor in November 1995, pursuant to a previously granted option exercisable by Zwan and/or the Company's predecessor, of 4,900 shares of stock in the Company's predecessor, an amount equivalent to 19,215,686 shares of the Company's common stock. The complaint seeks alternative forms of relief, including, among others, (1) rescission of the sale of the shares transferred by Plaintiff or (2) damages of not less than $235 million, together with interest. The Company believes that it has meritorious defenses to this lawsuit and intends to defend it vigorously. There can be no assurance that the Company will prevail in this lawsuit and any unfavorable ruling or judgment against the Company in this lawsuit could have a material adverse effect on the Company's business, financial condition and results of operations.

     As of August 13, 1998, the Company was not aware of any additional lawsuits that were pending that could have a material adverse effect on the Company's business, financial condition and results of operations.

                            DIGITAL LIGHTWAVE, INC.

SUBSEQUENT EVENTS

     On July 27, 1998, the Company signed a non-binding letter of intent for a private placement of convertible securities with an aggregate value of up to $15.5 million with VantagePoint Communications Partners, L.P. ("VantagePoint") and an affiliated entity. One of the Company's directors, William Jefferson Marshall, is a managing partner of VantagePoint. The transaction is subject to certain conditions of closing including the completion of due diligence, execution of a definitive agreement, and other customary items. The term sheet allows for an initial tranche of $10.0 million which will be initially structured as secured debt ("interim debt") convertible into Series A preferred stock at a price of $2.7722 per share. The interim debt will have a maturity of one year, will bear interest at a rate of 5.5% per annum, and will convert to preferred shares upon the effective date of the Company's settlement of outstanding securities litigation on terms equivalent to those outlined in the memorandum of understanding executed on July 23, 1998 (see "Legal Proceedings"), or upon the election of the holders of the interim debt. The interim debt is subordinate to any financing provided by a bank or financial institution collateralized by the Company's accounts receivable. The term sheet also allows for a final tranche of $5.5 million which will be available to the Company for a period beginning thirty days and ending one year from the funding of the initial tranche. VantagePoint will have a ten day right to deny this funding. The preferred stock issued in relation to these transactions is convertible to common stock at a price defined in the term sheet. In accordance with the term sheet, the Company is responsible for certain legal fees associated with the financing. The Company plans to use the proceeds of the private placement to fund working capital and for general corporate purposes. The Company and VantagePoint have agreed to extend the due diligence period through September 15, 1998 with a closing by September 30, 1998. However, there can be no assurance that the financing will close by this date. In any event, the Company continues to pursue this transaction and explore other financing opportunities.

     On August 12 and 13, 1998, the Company streamlined its operating structure and eliminated approximately 55 full-time positions. Management believes this reduction in force will not result in a material charge to earnings and will not affect the Company's ability to operate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements as well as the future prospects of the Company, generally, such investors should specifically consider various factors identified in the Company's Annual Report on Form 10-K for the period ended December 31, 1997, including the matters set forth therein under the caption "Risk Factors," which could cause actual results to differ materially from those indicated by such forward-looking statements. Factors that may affect the Company's results of operations include but are not limited to the limited operating history, cumulative losses, liquidity risk, future capital needs and uncertainty of additional financing, dependence on single product, uncertain market acceptance of planned products, rapid technological change, dependence on new product introductions, competition, substantial increase in manufacturing operations, dependence on contract manufacturing and limited source suppliers, dependence on key personnel, management of growth, anticipated fluctuations in operating results, dependence on proprietary technology, customer concentration, product certifications, control by principal stockholder, factors inhibiting takeover, shares eligible for future sale, possible volatility of stock price, litigation, potential year 2000 problems, and government regulations. The Company participates in a highly concentrated industry, and has limited visibility with regard to customer orders and the timing of such orders. The Company may also encounter difficulty obtaining sufficient supplies to staff and meet production schedules. As a result, quarter-to-quarter and year-to-year financial performance is highly dependent upon the timely receipt of orders from its customers during fiscal periods. The Company disclaims any obligation to update any such factors or announce publicly revisions to such statements to reflect future events or developments.

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

RESULTS OF OPERATIONS

     The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter and six months ended June 30, 1998 compared to the quarter and six months ended June 30, 1997. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of net sales to facilitate the discussions that follow. The tables compare the quarter ended June 30, 1998 to the quarter ended June 30, 1997 and the six months ended June 30, 1998 to the six months ended June 30, 1997, respectively:

                                      QUARTER ENDED
                                   -------------------                               PERCENT OF NET
                                                           AMOUNT        PERCENT         SALES
                                   JUNE 30,   JUNE 30,     CHANGE        CHANGE      --------------
                                     1998       1997     FAV/(UNFAV)   FAV/(UNFAV)   1998     1997
                                   --------   --------   -----------   -----------   -----    -----
                                                       (IN MILLIONS, EXCEPT %)
Net sales........................   $  3.5     $ 2.6       $  0.9            35%      100%     100%
Cost of goods sold...............     (1.3)     (0.8)        (0.5)          (67)       38       31
                                   --------   --------   -----------                 -----    -----
Gross profit.....................      2.2       1.8          0.4            21        62       69
Engineering and development
  expenses.......................      3.7       0.9         (2.8)         (310)      105       35
Sales and marketing expenses.....      3.1       1.2         (1.9)         (158)       88       46
General and administrative
  expenses.......................      1.6       0.8         (0.8)         (105)       47       31
Reorganization charges...........       --        --           --            --        --       --
Litigation settlement............      8.5        --         (8.5)           --       242       --
                                   --------   --------   -----------                 -----    -----
          Total operating
            expenses.............     16.9       2.9        (14.0)         (484)      482      112
                                   --------   --------   -----------                 -----    -----
Operating loss...................    (14.7)     (1.1)       (13.6)       (1,241)     (420)     (43)
Other income, net................      0.1       0.5         (0.4)          (87)        2       19
                                   --------   --------   -----------                 -----    -----
Pre-tax income...................    (14.6)     (0.6)       (14.0)       (2,330)     (418)     (24)
Income taxes.....................       --        --           --            --        --       --
                                   --------   --------   -----------                 -----    -----
          Net loss...............   $(14.6)    $(0.6)      $(14.0)       (2,330)%    (418)%    (24)%
                                   ========   ========   ===========                 =====    =====

                                    SIX MONTHS ENDED
                                   -------------------                               PERCENT OF NET
                                                           AMOUNT        PERCENT         SALES
                                   JUNE 30,   JUNE 30,     CHANGE        CHANGE      --------------
                                     1998       1997     FAV/(UNFAV)   FAV/(UNFAV)   1998     1997
                                   --------   --------   -----------   -----------   -----    -----
                                                       (IN MILLIONS, EXCEPT %)
Net sales........................   $  8.9     $ 4.1       $  4.8           118%      100%     100%
Cost of goods sold...............     (3.4)     (1.4)        (2.0)         (145)       38       34
                                   --------   --------   -----------                 -----    -----
Gross profit.....................      5.5       2.7          2.8           104        62       66
Engineering and development
  expenses.......................      7.0       1.8         (5.2)         (289)       78       44
Sales and marketing expenses.....      5.0       2.0         (3.0)         (152)       56       49
General and administrative
  expenses.......................      3.6       1.6         (2.0)         (128)       41       39
Reorganization charges...........      1.0        --         (1.0)           --        11       --
Litigation settlement............      8.5        --         (8.5)           --        95       --
                                   --------   --------   -----------                 -----    -----
          Total operating
            expenses.............     25.1       5.4        (19.7)         (365)      281      132
                                   --------   --------   -----------                 -----    -----
Operating loss...................    (19.6)     (2.7)       (16.9)         (625)     (219)     (66)
Other income, net................      0.5       0.8         (0.3)          (32)        6       20
                                   --------   --------   -----------                 -----    -----
Pre-tax income...................    (19.1)     (1.9)       (17.2)         (907)     (213)     (46)
Income taxes.....................       --        --           --            --        --       --
                                   --------   --------   -----------                 -----    -----
          Net loss...............   $(19.1)    $(1.9)      $(17.2)         (907)%    (213)%    (46)%
                                   ========   ========   ===========                 =====    =====

  Sales

     Sales for the quarter increased $0.9 million to $3.5 million from $2.6 million in the year ago quarter. Sales to existing customers during the quarter represented 74% of sales, or $2.7 million, as compared to 88% of sales, or $2.3 million in the year ago quarter. During the quarter, the Company shipped 113 units in varying configurations of the ASA 312 to a total of 26 customers (including 9 new customers) at an average selling price ("ASP") of $31,117, as compared to 76 units to a total of 14 customers (including 4 new customers) at an ASP of $34,223 in the year ago quarter.

     Sales for the six months ended June 30, 1998, increased by $4.8 million to $8.9 million from $4.1 million in the same period last year. Sales to existing customers for the period represented 61% of sales, or $5.6 million as compared to 69% of sales, or $2.8 million for the same period last year. During the period, the Company shipped 287 units in varying configurations at an ASP of $31,178 compared with 117 units at an ASP of $35,035 for the same period last year. The primary reason for the year-to-date decline in the ASP relates to lower selling prices associated with certain lower speed optical configurations.

     The Company believes repeat sales to an existing customer is an important measure of growing product acceptance in the highly concentrated telecommunication industry. While there can be no assurance that this longer-term trend will continue, management believes that new product offerings, including upgrades of existing products, offer the Company's existing customers an opportunity to continue to extend the life of their initial investment in the Company's products.

  Cost of Goods Sold

     Cost of goods sold for the quarter increased by $0.5 million to $1.3 million from $0.8 million in the year ago quarter.

     Cost of goods sold for the six months ended June 30, 1998, increased by $2.0 million to $3.4 million from $1.4 million in the year ago period.

     The primary reasons for the increase in cost of goods sold is the increase in the volume of units produced and the increased infrastructure and manufacturing costs incurred in support of these efforts. These costs include management, indirect labor, facility rental, depreciation of equipment, and other operating expenses. The average cost of goods sold per unit has increased as a result of additional labor and overhead costs incurred in implementing upgrades to existing units in order to provide the customer with the most current configuration available prior to sale.

  Gross Profit

     Gross profit for the quarter increased by $0.4 million to $2.2 million from $1.8 million in the year ago quarter. As a percentage of sales, gross margin for the quarter decreased to 62.1% from 69.4%.

     Gross profit for the six months ended June 30, 1998, increased by $2.8 million to $5.5 million from $2.7 million in the year ago period. As a percentage of sales, gross margin for the six months ended June 30, 1998 decreased to 61.6% from 66.8%.

     As highlighted above, the increase in gross profit is directly related to the increase in sales during the quarter and for the six months ended June 30, 1998. Despite the increase in sales, gross margin percentage decreased due to a decline in the average selling price associated with certain lower speed optical configurations and as a result of additional labor and overhead costs incurred in implementing upgrades to existing units in order to provide the customer with the most current configuration available prior to sale.

  Engineering and Development

     Engineering and development expenses for the quarter increased by $2.8 million to $3.7 million from $.9 million in the year ago quarter.

     Engineering and development expenses for the six months ended June 30, 1998, increased by $5.2 million to $7.0 million from $1.8 million in the year ago period.

     The increase in both periods is primarily related to the addition of engineering, and quality control personnel and the other expenses associated with the Company's ongoing engineering and development efforts on products like the Remote Access Agents, and enhancements to the Company's Network Information Computers.

  Sales and Marketing

     Sales and marketing expenses for the quarter increased by $1.9 million to $3.1 million from $1.2 million in the year ago quarter.

     Sales and marketing expenses for the six months ended June 30, 1998 increased by $3.0 million to $5.0 million from $2.0 million in the year ago period.

     The increase in both periods is related to the addition of personnel for the Company's direct sales force and marketing functions, an increase in commissions related to the increase in sales activity, an increase in trade show appearances, and other customer incentives.

  General and Administrative

     General and administrative expenses for the quarter increased by $.8 million to $1.6 million from $.8 million in the year ago quarter.

     General and administrative expenses for the six months ended June 30, 1998, increased by $2.0 million to $3.6 million from $1.6 million in the year ago period.

     The increase in both periods is due to the expansion of facilities, personnel, and information systems to support the growth of the Company's business. Additionally, as a result of the Company's various legal matters, professional fees increased approximately $0.6 million and $1.2 million for the quarter and six months ended June 30, 1998, respectively. The Company believes these expenses will decrease over time as a result of the settlement of certain outstanding litigation.

  Reorganization Charges

     As previously announced on February 26, 1998, the Company streamlined its management structure and eliminated 20 positions which resulted in a one-time charge of $1.0 million during the six months ended June 30, 1998.

  Litigation Settlement

     As previously discussed in the accompanying notes to consolidated financial statements, the Company signed a memorandum of understanding for the settlement of class action complaints filed against it in U.S. District Court for alleged violations of federal securities laws. The settlement has resulted in a one-time charge of $8.5 million recorded during the quarter.

  Other Income or Expense

     Other income for the quarter decreased by $0.4 million to $0.1 million from $0.5 million in the year ago quarter.

     Other income for the six months ended June 30, 1998 decreased by $0.3 million to an income of $0.5 million from $0.8 million in the year ago period.

     The decrease in both periods is the result of the utilization of cash reserves to fund the Company's operations.

  Net Income or Loss

     Net loss for the quarter increased $14.0 million to a net loss of $14.6 million or $.55 per share, from a net loss of $0.6 million or $.02 per share in the year ago quarter.

     Net loss for the six months ended June 30, 1998 increased $17.2 million to a net loss of $19.1 million or $.72 per share, from a net loss of $1.9 million or $.07 per share.

     The increase in net loss in the current quarter was adversely impacted by the one-time charge of $8.5 million to record the settlement of outstanding securities litigation. Without this charge, the net loss would have been $6.1 million or a loss of $.23 per share for the quarter ended June 30, 1998. For the six months ended June 30, 1998, the loss would have been $10.6 million or a loss of $.40 per share.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 30, 1998 were approximately $10.1 million compared to approximately $24.0 million at December 31, 1997. As of June 30, 1998, the Company's working capital was approximately $12.6 million as compared to $32.5 million at December 31, 1997. The decrease in working capital was primarily associated with cash used in operations during the six months ended June 30, 1998, as detailed in the Company's Consolidated Statements of Cash Flows and the settlement of the litigation previously discussed. For the six months ended June 30, 1998, capital expenditures were approximately $2.0 million. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products as well as continued product development efforts.

     On July 27, 1998, the Company signed a non-binding letter of intent to provide $15.5 million in cash through the issuance of convertible securities. For a more detailed discussion of the financing, see the notes to consolidated financial statements.

     The Company anticipates that its existing cash and cash equivalents and anticipated cash flow from operations together with funds provided from the proposed financing will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next 12 months. While the Company expects to receive certain benefits from its recent reduction in force, the Company continues to have significant ongoing uses of capital including expenses associated with new product development, inventory, and other working capital requirements. The anticipated cash flow from operations assumes that the Company will achieve a level of sales that is significantly higher than those of earlier quarters. Whether or not these sales levels are attained, the Company will be required to supplement its working capital with additional funding in order to meet shorter or longer term liquidity needs. There can be no assurance, however, that the Company will achieve the assumed or increased sales levels or that adequate financing will be available when needed or, if available, on terms acceptable to the Company.

                          PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     On July 23, 1998, the Company had entered into a memorandum of understanding for the settlement of these class action complaints which is subject to court approval and other contingencies. The settlement consists of $4.25 million in cash, to be paid to plaintiffs primarily by a claim on the Company's directors and officers liability insurance policy, and the issuance of no more than 1.8 million shares of common stock. The Company has recorded a non-recurring charge of $8.5 million as a result of the settlement.

     On November 5, 1997, Hugh Brian Haney ("Plaintiff") commenced an action in the United States District Court for the Southern District of Ohio against Bryan
J. Zwan, the Company's Chief Executive Officer, and the Company ("Defendants"). The complaint alleges violations of Section 10(b) of the Securities Exchange Act and various common law violations by Defendants in connection with Plaintiff's sale to the Company's predecessor in November 1995, pursuant to a previously granted option exercisable by Zwan and/or the Company's predecessor, of 4,900 shares of stock in the Company's predecessor, an amount equivalent to 19,215,686 shares of the Company's common stock. The complaint seeks alternative forms of relief, including, among others, (1) rescission of the sale of the shares transferred by Plaintiff or (2) damages of not less than $235 million, together with interest. The Company believes that it has meritorious defenses to this lawsuit and intends to defend it vigorously. There can be no assurance that the Company will prevail in this lawsuit and any unfavorable ruling or judgment against the Company in this lawsuit could have a material adverse effect on the Company's business, financial condition and results of operations.

     As of August 13, 1998, the Company was not aware of any additional lawsuits that were pending that could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders of Digital Lightwave, Inc. on May 15, 1998, the stockholders voted on two proposals. The first was a proposal to elect Dr. Bryan J. Zwan, Dr. William F. Hamilton, William Jefferson Marshall, and William Seifert as directors of the Company. The following table sets forth the votes in such election:

DIRECTOR                                                      VOTES FOR    VOTES WITHHELD
--------                                                      ----------   --------------
Dr. Bryan J. Zwan...........................................  24,828,055       74,990
Dr. William F. Hamilton.....................................  24,830,055       72,990
William Jefferson Marshall..................................  24,830,055       72,990
William Seifert.............................................  24,830,055       72,990

     The shareholders also voted on a proposal to approve the 1997 Employee Stock Purchase Plan. The following table sets forth the votes in such election:

Number of Shares:
  Voted For.................................................  24,581,430
  Voted Against.............................................     294,449
  Abstentions...............................................      27,166

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

     (a) Exhibit

EXHIBIT        DESCRIPTION
-------        -----------
 27            Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K

     On April 1, 1998, the Registrant filed with the SEC a Current Report on Form 8-K reporting, among other items, its actual results for its fiscal year ended December 31, 1997; an extension for filing the Form 10-K; and preliminary sales estimates for the first quarter of 1998.

     On July 23, 1998, the Registrant filed with the SEC a Current Report on Form 8-K reporting that the Company had entered into a memorandum of understanding with respect to the proposed settlement of the consolidated class action complaints filed in the United States District Court for the Middle District of Florida against the Company and certain other defendants as well as the signing of a non-binding letter of intent with respect to the private placement of up to $15.5 million of convertible securities to be issued by the Company.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                               DIGITAL LIGHTWAVE, INC.

Date: August 14, 1998                         By:               /s/ BRYAN J. ZWAN
                                                 ----------------------------------------------------
                                                                    Bryan J. Zwan
                                                   Chairman, Chief Executive Officer and President
                                                            (Principal Executive Officer)

Date: August 14, 1998                         By:              /s/ STEVEN H. GRANT
                                                 ----------------------------------------------------
                                                                   Steven H. Grant
                                                         Executive Vice President -- Finance,
                                                        Chief Financial Officer and Secretary
                                                     (Principal Financial and Accounting Officer)