Form 10-Q
period 1998-09-30
DIGITAL LIGHTWAVE INC
filed 1998-11-17
CIK 1016100

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                               OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report (s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares outstanding of the Registrant's Common Stock as of November 13, 1998 was 26,507,529.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DIGITAL LIGHTWAVE, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Comparative Consolidated Balance Sheets -- September 30,
         1998 and December 31, 1997..................................    1
         Comparative Consolidated Statements of Operations -- Three
         Months Ended September 30, 1998 and September 30, 1997......    2
         Comparative Consolidated Statements of Operations -- Nine
         Months Ended September 30, 1998 and September 30, 1997......    3
         Comparative Consolidated Statements of Cash Flows -- Nine
         Months Ended September 30, 1998 and September 30, 1997......    4
         Notes to Comparative Consolidated Financial Statements......    5
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................    8

                        PART II  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   14
Item 6.  Exhibits and Reports on Form 8-K............................   14

SIGNATURES...........................................................   16

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            DIGITAL LIGHTWAVE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $  6,012        $ 24,031
  Accounts receivable.......................................       4,569           4,780
  Inventories...............................................       6,294           8,120
  Prepaid expenses and other current assets.................       1,083             481
                                                                --------        --------
          Total current assets..............................      17,958          37,412
Property and equipment, net.................................       9,161           6,785
Other assets................................................         489             164
                                                                --------        --------
          Total assets......................................    $ 27,608        $ 44,361
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $  3,028        $  4,917
  Accrued litigation settlement charges.....................       8,454              --
                                                                --------        --------
          Total current liabilities.........................      11,482           4,917
Long-term liabilities.......................................         188              25
                                                                --------        --------
          Total liabilities.................................      11,670           4,942
                                                                --------        --------
Stockholders' equity:
  Common stock..............................................           3               3
  Additional paid-in capital................................      55,376          55,201
  Accumulated deficit.......................................     (39,441)        (15,785)
                                                                --------        --------
          Total stockholders' equity........................      15,938          39,419
                                                                --------        --------
          Total liabilities and stockholders' equity........    $ 27,608        $ 44,361
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Sales.......................................................  $     6,915   $     1,240
Cost of goods sold..........................................        2,620           426
                                                              -----------   -----------
  Gross profit..............................................        4,295           814
Operating expenses:
  Engineering and development...............................        4,290         1,230
  Sales and marketing.......................................        3,526         1,799
  General and administrative................................        1,096           911
  Reorganization charges....................................           --            --
  Litigation settlement.....................................           --            --
                                                              -----------   -----------
          Total operating expenses..........................        8,912         3,940
                                                              -----------   -----------
Operating loss..............................................       (4,617)       (3,126)
Other income................................................          102           511
                                                              -----------   -----------
Loss before income tax......................................       (4,515)       (2,615)
Provision for income taxes..................................           --            --
                                                              -----------   -----------
          Net loss..........................................  $    (4,515)  $    (2,615)
                                                              ===========   ===========
Per share of common stock:
  Net loss per share (basic and diluted)....................  $     (0.17)  $     (0.10)
                                                              ===========   ===========
Weighted average common and common equivalent shares
  outstanding...............................................   26,484,670    26,177,777
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

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Sales.......................................................  $    15,864   $     5,339
Cost of goods sold..........................................        6,057         1,788
                                                              -----------   -----------
  Gross profit..............................................        9,807         3,551
Operating expenses:
  Engineering and development...............................       11,291         3,056
  Sales and marketing.......................................        8,562         3,857
  General and administrative................................        4,639         2,485
  Reorganization charges....................................        1,018            --
  Litigation settlement.....................................        8,500            --
                                                              -----------   -----------
          Total operating expenses..........................       34,010         9,398
                                                              -----------   -----------
Operating loss..............................................      (24,203)       (5,847)
Other income................................................          547         1,342
                                                              -----------   -----------
Loss before income tax......................................      (23,656)       (4,505)
Provision for income taxes..................................           --            --
                                                              -----------   -----------
          Net loss..........................................  $   (23,656)  $    (4,505)
                                                              ===========   ===========
Per share of common stock:
  Net loss per share (basic and diluted)....................  $     (0.89)  $     (0.18)
                                                              ===========   ===========
Weighted average common and common equivalent shares
  outstanding...............................................   26,463,408    25,680,064
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

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   FOR THE
                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                                1998      1997
                                                              --------   -------
Cash flows from operating activities:
  Net loss..................................................  $(23,656)  $(4,505)
  Adjustments to reconcile net loss due to cash used by
     operating activities:
  Depreciation and amortization.............................     1,671       447
  Changes in operating assets and liabilities:
     Decrease in accounts receivable........................       211     1,521
     Decrease (increase) in inventories.....................     1,826    (3,605)
     Decrease in deferred offering expenses.................        --       427
     Increase in prepaid expenses and other current
      assets................................................      (927)     (531)
     (Decrease) increase in accounts payable and accrued
      expenses..............................................    (2,001)    1,487
     Increase in accrued settlement charges.................     8,454        --
                                                              --------   -------
          Net cash used in operating activities.............   (14,422)   (4,759)
                                                              --------   -------
Cash flows from investing activities:
  Purchase of property and equipment........................    (4,008)   (2,998)
                                                              --------   -------
          Net cash used in investing activities.............    (4,008)   (2,998)
                                                              --------   -------
Cash flows from financing activities:
  Principal payments on notes payable.......................        --      (750)
  Repayment of stockholder receivable.......................        --     1,700
  Proceeds from sale of common stock, net of expense........       175    39,314
  Execution of capital lease obligations....................       287        --
  Principal payments -- capital lease obligations...........       (51)     (192)
                                                              --------   -------
          Net cash provided by financing activities.........       411    40,072
                                                              --------   -------
  Net (decrease) increase in cash and cash equivalents......   (18,019)   32,315
  Cash and cash equivalents at beginning of period..........    24,031     1,165
                                                              --------   -------
  Cash and cash equivalents at end of period................  $  6,012   $33,480
                                                              ========   =======
  Other supplemental disclosures:
     Noncash investing and financing activities:
       Fixed asset additions included in accounts payable...  $     39   $   233

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

             NOTES TO COMPARATIVE CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three and nine month periods ended September 30, 1998, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Form 10-K for the period ended December 31, 1997, File No. 000-21669.

     On January 22, 1998, the Company issued a press release and related Form 8-K indicating that the Company would restate its financial results for quarters ending June 30, 1997 and September 30, 1997. On April 16, 1998, the Company filed the restated Form 10-Q's for these periods. The Company's accompanying financial statements give effect to such restatement for the period ending September 30, 1998.

     For comparative purposes, certain amounts previously disclosed in the financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on the results of operations for the periods presented.

2. INITIAL PUBLIC OFFERING

     On February 6, 1997, the Company consummated its Initial Public Offering of 3,658,860 shares of common stock issued by the Company at a price of $12.00 per share. Aggregate net proceeds to the Company were approximately $39.6 million. On February 28, 1997, the Company paid off all the then outstanding notes ($750,000 principal amount) with proceeds from the Initial Public Offering.

3. INVENTORIES

     Inventories at September 30, 1998 and December 31, 1997 are summarized as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Raw materials...............................................     $2,699          $1,278
Work-in-process.............................................      1,122           1,863
Finished goods..............................................      2,473           4,979
                                                                 ------          ------
                                                                 $6,294          $8,120
                                                                 ======          ======

                            DIGITAL LIGHTWAVE, INC.

4. COMPUTATION OF NET LOSS PER SHARE

     Net loss per common and common equivalent shares has been computed using the weighted average number of common and common equivalent shares outstanding using the treasury stock method for all periods presented. Common stock equivalents have not been included in the calculation as their effect would be anti-dilutive. Shares used in the net loss per share calculation are summarized as follows:

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,              SEPTEMBER 30,
                                                -----------------------    -----------------------
                                                   1998         1997          1998         1997
                                                ----------   ----------    ----------   ----------
Weighted average common stock outstanding.....  26,484,670   26,177,777    26,463,408   26,374,388
Weighted average common stock equivalents
  outstanding.................................          --           --            --           --
                                                ----------   ----------    ----------   ----------
Shares used in net loss per share
  calculation.................................  26,484,670   26,177,777    26,463,408   26,374,388
                                                ==========   ==========    ==========   ==========

5. COMMITMENTS AND CONTINGENCIES

     At September 30, 1998, the Company had outstanding purchase commitments to purchase certain inventory items totaling $2.2 million.

6. REORGANIZATION CHARGES

     The Company streamlined its management structure and eliminated 20 positions which resulted in a non-recurring charge of $1.0 million during the nine months ended September 30, 1998.

7. LEGAL PROCEEDINGS

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

     On July 23, 1998, the Company entered into a memorandum of understanding for the settlement of these class action complaints, and in late October 1998, a Stipulation of Settlement was filed with the court, which is subject to court approval and other contingencies. The settlement consists of $4.25 million in cash, to be paid to plaintiffs primarily by a claim on the Company's directors and officers liability insurance policy, and the issuance of no more than 1.8 million shares of common stock. The Company has recorded a non-recurring charge of $8.5 million during the nine months ended September 30, 1998 as a result of the settlement.

     On November 5, 1997, Hugh Brian Haney ("Plaintiff") commenced an action in the United States District Court for the Southern District of Ohio against Bryan
J. Zwan, the Company's Chief Executive Officer, and the Company ("Defendants"). An amended complaint filed December 15, 1997, alleged violations of Section 10(b) of the Securities Exchange Act, violations of state corporation statutes, and various common law violations by Defendants in connection with Plaintiff's sale to the Company's predecessor in November 1995, pursuant to a previously granted option exercisable by Zwan and/or the Company's

                            DIGITAL LIGHTWAVE, INC.

predecessor, of 4,900 shares of stock in the Company's predecessor, an amount equivalent to 19,215,686 shares of the Company's common stock. The amended complaint seeks, among other things, (1) rescission of the sale of the shares transferred by Plaintiff and (2) damages sought of $235 million, together with interest. On October 20, 1998, the Company and Zwan entered into an agreement with Plaintiff to settle the action. The settlement agreement provides, among other things, for dismissal of the action with prejudice, for a $500,000 payment by the Company to Plaintiff for his attorneys' fees and grants Plaintiff an option, for 10 years, to purchase for $1 per share 2 million shares of Zwan's stock in the Company. Pursuant to that agreement, the action was dismissed with prejudice on November 13, 1998. The Company plans to record the appropriate charges related to this settlement during the fourth quarter.

     The Company from time to time is involved in lawsuits arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs. In addition, as of November 16, 1998, the Company was not aware of any additional lawsuits that were pending that could have a material adverse effect on the Company's business, financial condition and results of operations.

8. FINANCING TRANSACTION

     On July 27, 1998, the Company signed a non-binding letter of intent for a private placement of secured convertible debentures with an aggregate value of up to $15.5 million with VantagePoint Communications Partners, L.P. ("VantagePoint") and an affiliated entity. One of the Company's directors, William Jefferson Marshall, is a managing partner of VantagePoint. The transaction is subject to certain conditions of closing including the completion of due diligence, negotiation and execution of a definitive agreement, and other customary items. The Company plans to use the proceeds of the private placement to fund working capital and for general corporate purposes. The Company and VantagePoint agreed to extend the due diligence period through November 16, 1998 with a proposed closing by November 30, 1998. However, there can be no assurance that the financing will close by this date. In any event, the Company continues to pursue this transaction and explore other financing opportunities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements as well as the future prospects of the Company, generally, such investors should specifically consider various factors identified in the Company's Annual Report on Form 10-K for the period ended December 31, 1997, including the matters set forth therein under the caption "Risk Factors," which could cause actual results to differ materially from those indicated by such forward-looking statements. Factors that may affect the Company's results of operations include but are not limited to the limited operating history, cumulative losses, liquidity risk, future capital needs and uncertainty of additional financing, dependence on a single product, uncertain market acceptance of planned products, rapid technological change, dependence on new product introductions, competition, substantial increase in manufacturing operations, dependence on contract manufacturing and limited source suppliers, dependence on key personnel, management of growth, anticipated fluctuations in operating results, dependence on proprietary technology, customer concentration, product certifications, control by principal stockholder, factors inhibiting takeover, shares eligible for future sale, possible volatility of stock price, litigation, potential year 2000 problems, and government regulations. The Company participates in a highly concentrated industry, and has limited visibility with regard to customer orders and the timing of such orders. The Company may also encounter difficulty obtaining sufficient supplies to staff and meet production schedules. As a result, quarter-to-quarter and year-to-year financial performance is highly dependent upon the timely receipt of orders from its customers during fiscal periods. The Company disclaims any obligation to update any such factors or announce publicly revisions to such statements to reflect future events or developments.

OVERVIEW

     The Company manufactures and sells Network Information Computers(TM), and Remote Access Agents(TM) and has other products in design and development. The Company's products are based on the Company's core software, firmware and hardware technology which was developed over a five year period. In February 1996, the Company commenced sales of the ASA 312, a Network Information Computer(TM). To date, the Company has not entered into long-term agreements or blanket purchase orders for the sale of its products, but generally obtains purchase orders for immediate shipment and other cancelable purchase commitments. The Company's sales during a particular quarter are, therefore, highly dependent upon orders placed by customers during the quarter. Consequently, sales may fluctuate significantly from quarter-to-quarter and year-to-year due to the timing and amount of orders from customers, among other factors. While the Company believes it is properly positioned to garner additional customers and market share for the ASA 312 and its derivative products, there can be no assurance the Company will gain further product acceptance or that additional revenue will materialize from current or future customers.

     Gross profit may be affected in the future by the introduction of new products which generate differing gross margins and by the sales mix during a given period. The Company plans to pursue original equipment manufacturer (OEM) relationships with respect to the sale of certain products in its network access agent product family. The Company has not negotiated any such arrangements but anticipates that its pricing to OEMs would be less than with respect to direct sales resulting in lower gross margins in connection with these arrangements. However, sales and marketing expenses are generally lower in the case of sales to OEMs.

RESULTS OF OPERATIONS

     The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter and nine months ended September 30, 1998 compared to the quarter and nine months ended September 30, 1997. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of net sales to facilitate the discussions that follow. The tables compare the quarter ended September 30, 1998 to the quarter ended September 30, 1997 and the nine months ended September 30, 1998 to the nine months ended September 30, 1997, respectively:

                                                   QUARTER ENDED
                                           -----------------------------                                PERCENT OF NET
                                                                             AMOUNT        PERCENT          SALES
                                           SEPTEMBER 30,   SEPTEMBER 30,     CHANGE        CHANGE       --------------
                                               1998            1997        FAV/(UNFAV)   FAV/(UNFAV)    1998     1997
                                           -------------   -------------   -----------   -----------    -----    -----
                                                                     (IN MILLIONS, EXCEPT %)
Net sales................................      $ 6.9           $ 1.2          $ 5.7          476%        100%     100%
Cost of goods sold.......................       (2.6)           (0.4)          (2.2)        (555)         38       34
                                               -----           -----          -----                     ----     ----
Gross profit.............................        4.3             0.8            3.5          437          62       66
Engineering and development expenses.....       (4.3)           (1.2)          (3.1)        (258)         62      100
Sales and marketing expenses.............       (3.5)           (1.8)          (1.7)         (96)         51      150
General and administrative expenses......       (1.1)           (0.9)          (0.2)         (22)         16       75
Reorganization charges...................         --              --             --           --          --       --
Litigation settlement....................         --              --             --           --          --       --
                                               -----           -----          -----                     ----     ----
         Total operating expenses........       (8.9)           (3.9)          (5.0)        (129)        129      325
                                               -----           -----          -----                     ----     ----
Operating loss...........................       (4.6)           (3.1)          (1.5)         (49)        (67)    (259)
Other income, net........................        0.1             0.5           (0.4)         (80)          1       42
                                               -----           -----          -----                     ----     ----
Pre-tax income...........................       (4.5)           (2.6)          (1.9)         (74)        (66)    (217)
Income taxes.............................         --              --             --           --          --       --
                                               -----           -----          -----                     ----     ----
         Net loss........................      $(4.5)          $(2.6)         $(1.9)         (74)%       (66)%   (217)%
                                               =====           =====          =====                     ====     ====

                                                 NINE MONTHS ENDED
                                           -----------------------------                                PERCENT OF NET
                                                                             AMOUNT        PERCENT          SALES
                                           SEPTEMBER 30,   SEPTEMBER 30,     CHANGE        CHANGE       --------------
                                               1998            1997        FAV/(UNFAV)   FAV/(UNFAV)    1998     1997
                                           -------------   -------------   -----------   -----------    -----    -----
                                                                     (IN MILLIONS, EXCEPT %)
Net sales................................     $ 15.9           $ 5.3         $ 10.6          199%        100%     100%
Cost of goods sold.......................       (6.1)           (1.8)          (4.3)        (239)         38       33
                                              ------           -----         ------                     ----     ----
Gross profit.............................        9.8             3.5            6.3          181          62       67
Engineering and development expenses.....      (11.3)           (3.0)          (8.3)        (282)         71       55
Sales and marketing expenses.............       (8.6)           (3.9)          (4.7)        (122)         54       72
General and administrative expenses......       (4.6)           (2.5)          (2.1)         (83)         29       47
Reorganization charges...................       (1.0)             --           (1.0)          --           6       --
Litigation settlement....................       (8.5)             --           (8.5)          --          54       --
                                              ------           -----         ------                     ----     ----
         Total operating expenses........      (34.0)           (9.4)         (24.6)        (262)        214      174
                                              ------           -----         ------                     ----     ----
Operating loss...........................      (24.2)           (5.9)         (18.3)        (307)       (152)    (107)
Other income, net........................        0.5             1.4           (0.9)         (62)        253       27
                                              ------           -----         ------                     ----     ----
Pre-tax income...........................      (23.7)           (4.5)         (19.2)        (425)       (149)     (80)
Income taxes.............................         --              --             --           --          --       --
                                              ------           -----         ------                     ----     ----
         Net loss........................     $(23.7)          $(4.5)        $(19.2)        (425)%      (149)%    (80)%
                                              ======           =====         ======                     ====     ====

  Sales

     Sales for the quarter increased $5.7 million to $6.9 million from $1.2 million in the year ago quarter. Sales to existing customers during the quarter represented 83% of sales, or $5.7 million as compared to 79% of sales, or $1.0 million in the year ago quarter. During the quarter, the Company shipped 251 units in varying configurations of the ASA 312 (including 2 OC-48 units) to a total of 36 customers (including 14 new customers) at an average selling price ("ASP") of $27,550, as compared to 38 units to a total of 20 customers (including 6 new customers) at an ASP of $32,632 in the year ago quarter.

     Sales for the nine months ended September 30, 1998 increased by $10.6 million to $15.9 million from $5.3 million in the same period last year. Sales to existing customers for the period represented 71% of sales, or

$11.3 million as compared to 71% of sales, or $3.8 million for the same period last year. During the period, the Company shipped 539 units in varying configurations at an ASP of $29,432 compared with 157 units at an ASP of $34,006 for the same period last year.

     Sales to existing customers continue to represent a large portion of revenues. The Company believes repeat sales to an existing customer is an important measure of growing product acceptance in the highly concentrated telecommunications industry. While there can be no assurance that this longer-term trend will continue, management believes that new product offerings including upgrades of existing products offer the Company's existing customers an opportunity to continue to extend the life of their initial investment in the Company's products.

     Sales increased dramatically during the quarter as the Company experienced greater demand for its products. Customer demand for the Company's new higher speed optical configuration product, OC-48, lead a total of 12 customers to place orders to date. Ten of these customers purchased units configured at OC-12 with a provision that they will receive the OC-48 configuration as soon as it is manufactured. This served to increase revenue for the quarter for the lower speed optical configuration actually shipped. The Company was able to deliver two OC-48 units prior to the end of the quarter to mark a successful entry of this product into the market.

     Although the ASP decreased, the Company was able to achieve record sales for the reasons discussed above. The primary reason for the decline in ASP was an increase in the number of lower speed optical configuration units (OC-3 and lower) sold during the quarter with unit sales prices below the ASP. The unit sales price of these lower speed optical configuration units was further impacted by a significant volume sales discount given on the sale of 114 of the units during the current quarter.

  Cost of Goods Sold

     Cost of goods sold for the quarter increased by $2.2 million to $2.6 million from $0.4 million in the year ago quarter.

     Cost of goods sold for the nine months ended September 30, 1998 increased by $4.3 million to $6.1 million from $1.8 million in the year ago period.

     The primary reason for the increase in cost of goods sold is the increase in the volume of units sold.

  Gross Profit

     Gross profit for the quarter increased by $3.5 million to $4.3 million from $0.8 million in the year ago quarter. As a percentage of sales, gross margin for the quarter decreased to 62.1% from 65.6%.

     Gross profit for the nine months ended September 30, 1998 increased by $6.2 million to $9.8 million from $3.6 million in the year ago period. As a percentage of sales, gross margin for the nine months ended September 30, 1998 decreased to 61.8% from 66.5%.

     As highlighted above, the increase in gross profit is directly related to the increase in sales during the quarter and for the nine months ended September 30, 1998. Despite the increase in sales, gross margin percentages have decreased for both the quarter and the year-to-date. The primary reason for the decline is the decrease in ASP partially offset by the decrease in the average cost per unit.

  Engineering and Development

     Engineering and development expenses for the quarter increased by $3.1 million to $4.3 million from $1.2 million in the year ago quarter.

     Engineering and development expenses for the nine months ended September 30, 1998 increased by $8.2 million to $11.3 million from $3.1 million in the year ago period.

     The increase in both periods is primarily related to the Company's ongoing engineering and development efforts on products like the Remote Access Agents and enhancements to the Company's Network Information

Computers (most significantly, the OC-48). In addition, during the quarter, the Company incurred a significant level of overhead costs that could not be absorbed into inventory production due to a lower level of production activity during the quarter. (The majority of the units sold during the quarter were produced in prior quarters.) Although the Company made efforts to lower overhead costs by reducing the number of manufacturing personnel, some fixed costs such as facility rental, depreciation of production assets, etc. could not be reduced. Accordingly, a disproportionate share of overhead expenses could not be capitalized as part of inventory costs. The Company anticipates returning to normal levels of production during the coming quarters as the OC-48 manufacturing effort gets underway. As production levels near full capacity, overhead costs should be fully absorbed.

  Sales and Marketing

     Sales and marketing expenses for the quarter increased by $1.7 million to $3.5 million from $1.8 million in the year ago quarter.

     Sales and marketing expenses for the nine months ended September 30, 1998 increased by $4.7 million to $8.6 million from $3.9 million in the year ago period.

     The increase in both periods is related to higher commissions resulting from the increased sales activity, an increase in tradeshow costs, an increase in sales collateral expenses, and other customer incentives granted in the form of free customer upgrades.

  General and Administrative

     General and administrative expenses for the quarter increased by $0.2 million to $1.1 million from $0.9 million in the year ago quarter.

     General and administrative expenses for the nine months ended September 30, 1998 increased by $2.1 million to $4.6 million from $2.5 million in the year ago period.

     The increase in both periods is primarily due to professional fees associated with various legal matters. These fees increased approximately $0.5 million and $1.8 million for the quarter and nine months ended September 30, 1998, respectively.

  Reorganization Charges

     During the nine months ended September 30, 1998, the Company has actively pursued streamlining its management and operating structure. This resulted in two significant events. During the first quarter, the Company focused on its management structure and eliminated 20 positions which resulted in a one-time charge of $1.0 million. On August 12 and 13, 1998, the Company streamlined its operating structure by eliminating approximately 55 full-time positions which did not result in a material charge to earnings. These reductions in force did not affect the Company's ability to operate.

  Litigation Settlement

     The Company signed a memorandum of understanding and a Stipulation of Settlement for the settlement of class action complaints filed against it in U.S. District Court for alleged violations of federal securities laws. The settlement has resulted in a one-time charge of $8.5 million recorded during the second quarter.

  Other Income or Expense

     Other income for the quarter decreased by $0.4 million to $0.1 million from $0.5 million in the year ago quarter.

     Other income for the nine months ended September 30, 1998 decreased by $0.8 million to $0.5 million from $1.3 million in the year ago period.

     The decrease in both periods is the result of the utilization of cash reserves to fund the Company's operations which caused a decrease in interest earned on invested cash balances.

  Net Income or Loss

     Net loss for the quarter increased by $1.9 million to a net loss of $4.5 million or $.17 per share, from a net loss of $2.6 million or $.10 per share in the year ago quarter.

     Net loss for the nine months ended September 30, 1998 increased by $19.2 million to a net loss of $23.7 million or $.89 per share, from a net loss of $4.5 million or $.17 per share.

     The increase in net loss for the nine months ended September 30, 1998 was also adversely impacted by the one-time charges of $8.5 million to record the settlement of outstanding securities litigation and $1.0 million to record the reorganization. Without these charges, the net loss would been $14.1 million or a loss of $.53 per share.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at September 30, 1998 were approximately $6.0 million compared to approximately $24.0 million at December 31, 1997. As of September 30, 1998, the Company's working capital was approximately $6.5 million as compared to $32.5 million at December 31, 1997. The decrease in working capital was primarily associated with cash used in operations during the nine months ended September 30, 1998, as detailed in the Company's Consolidated Statements of Cash Flows and the settlement of the litigation previously discussed. For the nine months ended September 30, 1998, capital expenditures were approximately $4.0 million. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products as well as continued product development efforts.

     The Company signed a non-binding letter of intent to provide $15.5 million in cash through the issuance of secured convertible debentures. For a more detailed discussion of the financing, see the notes to consolidated financial statements.

     The Company anticipates that its existing cash and cash equivalents and anticipated cash flow from operations together with funds provided from a financing will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next 12 months. While the Company expects to receive certain benefits from its recent reduction in force, the Company continues to have significant ongoing uses of capital including expenses associated with new product development, inventory, and other working capital requirements. The anticipated cash flow from operations assumes that the Company will achieve a level of sales that is significantly higher than those of earlier quarters. Whether or not those sales levels are attained, the Company will be required to supplement its working capital with additional funding in order to meet shorter or longer term liquidity needs. There can be no assurance, however, that the Company will achieve the assumed or increased sales levels or that adequate financing will be available when needed or, if available, on terms acceptable to the Company.

YEAR 2000 COMPLIANCE

  Risks Associated with the year 2000

     The Company is aware of the issues associated with existing computer-controlled systems properly recognizing and processing information relating to dates in and after the year 2000. Systems that cannot adequately process dates beyond the year 1999 could generate erroneous data or cause a system to fail. This may require significant hardware and software modifications.

     The Company believes that the current versions of its product (ASA 312 software versions 3.500 and later) are year 2000 compliant. The Company's product uses time and dates only as a "time stamp" for data-logging events, for file dates, for display of elapsed time, and setting the test duration. The product's internal system calendar year is entered as a 2-digit number in the range of "95" (for 1995) through "94" (for 2094).

Since there is never a reason for "back dating," this provides an unambiguous means of entry for the year. The date is displayed in a 4-digit year format (e.g., 01-Jan-1998) to enhance understandability. Based on the foregoing, it is not expected that the Company's products will be adversely affected by date changes in the year 2000.

     However, certain customers of the Company may still be running earlier, non-compliant versions of the Company's product. These earlier software versions, like the compliant versions, rely on time and dates only as a "time stamp" for data-logging events, for file dates, for display of elapsed time, and setting the test duration and do not prohibit function of the equipment. The Company has made its policy statement regarding its product line available on the Internet as well as providing written copies at customer request. This alerts customers to the noncompliance of earlier versions of the ASA 312 software. Of these earlier versions, 3.100 through prior to 3.500 partially comply although if allowed to run past 1999 and into January 1, 2000, the date after power-down will be incorrectly set to 1980. Instructions regarding correcting this are provided both on the internet and via customer inquiry. This leaves only versions lower than 3.100 which are truly non-compliant. The suggested solution for these products is an upgrade to a more recent, compliant version of the software at the cost of the Company. The Company has evaluated the number of customers still operating with these non-compliant versions. Of these customers, it is estimated that approximately half have already received the desired upgrades. The cost to upgrade the remaining units is estimated to total $36,000 which would not have a material adverse impact on the Company's business, operating results or financial condition.

     The Company has also reviewed its internal systems for year 2000 compliance and is in the process of upgrading to year 2000 compliant versions from third party software vendors, modifying certain systems, and planning to replace certain systems with new third party software, which the Company expects to complete during the second quarter of 1999. To date, this process is approximately 85% complete.

  Other year 2000 Issues

     The Company has certain key relationships with suppliers. If these suppliers fail to adequately address the year 2000 issue for the products they provide the Company, this could have a material adverse impact on the Company's operations and financial results. The Company has no contingency plan, as such, however the Company believes it should be able to identify alternative vendors if the need arises. The Company is still assessing the effect the year 2000 issue will have on its suppliers and, at this time, cannot determine the impact it will have.

     The Company anticipates that generally throughout the computer industry substantial litigation may be brought against software vendors of non-compliant operating environments. The Company believes that any such claims against the Company, with or without merit, could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company believes that the purchasing patterns of customers and potential customers may be affected by year 2000 issues. Many companies are expending significant resources to correct or upgrade their current systems for year 2000 compliance. These expenditures may result in reduced funds available to purchase testing products such as those offered by the Company. This could have a material adverse effect upon the Company's business, operating results and financial condition.

  Expenses Related to year 2000 Compliance

     The total cost of the year 2000 preparedness effort is funded through operating cash flows and the Company is expensing these costs. The Company has not incurred significant expense in becoming year 2000 compliant as both the majority of our product software and the infrastructure of our internal systems were developed after the year 2000 risks were realized. Future costs related to year 2000 compliance are not expected to have a material adverse effect on the Company's results of operations or financial condition. However, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominantly of third party software and hardware technology with embedded software, and the Company's own products.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

     On July 23, 1998, the Company entered into a memorandum of understanding for the settlement of these class action complaints, and in late October 1998, a Stipulation of Settlement was filed with the court, which is subject to court approval and other contingencies. The settlement consists of $4.25 million in cash, to be paid to plaintiffs primarily by a claim on the Company's directors and officers liability insurance policy, and the issuance of no more than 1.8 million shares of common stock. The Company has recorded a non-recurring charge of $8.5 million during the nine months ended September 30, 1998 as a result of the settlement.

     On November 5, 1997, Hugh Brian Haney ("Plaintiff") commenced an action in the United States District Court for the Southern District of Ohio against Bryan
J. Zwan, the Company's Chief Executive Officer, and the Company ("Defendants"). An amended complaint filed December 15, 1997, alleged violations of Section 10(b) of the Securities Exchange Act, violations of state corporation statutes, and various common law violations by Defendants in connection with Plaintiff's sale to the Company's predecessor in November 1995, pursuant to a previously granted option exercisable by Zwan and/or the Company's predecessor, of 4,900 shares of stock in the Company's predecessor, an amount equivalent to 19,215,686 shares of the Company's common stock. The amended complaint seeks, among other things, (1) rescission of the sale of the shares transferred by Plaintiff and
(2) damages sought of $235 million, together with interest. On October 20, 1998, the Company and Zwan entered into an agreement with Plaintiff to settle the action. The settlement agreement provides, among other things, for dismissal of the action with prejudice, for a $500,000 payment by the Company to Plaintiff for his attorneys' fees and grants Plaintiff an option, for 10 years, to purchase for $1 per share 2 million shares of Zwan's stock in the Company. Pursuant to that agreement, the action was dismissed with prejudice on November 13, 1998. The Company plans to record the appropriate charges related to this settlement during the fourth quarter.

     The Company from time to time is involved in lawsuits arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs. In addition, as of November 16, 1998, the Company was not aware of any additional lawsuits that were pending that could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

     (a) Exhibit

EXHIBIT                 DESCRIPTION
  27    Financial Data Schedule (for SEC use only).

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

Date: November 16, 1998

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

Date: November 16, 1998