Form 10-K
period 1998-12-31
DIGITAL LIGHTWAVE INC
filed 1999-04-06
CIK 1016100

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                             15550 LIGHTWAVE DRIVE
                           CLEARWATER, FLORIDA 33760
                                 (727) 442-6677
 (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES AND REGISTRANT'S
                     TELEPHONE NUMBER, INCLUDING AREA CODE)

        Securities registered pursuant to Section 12(b) of the Act: NONE

   Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK,
                          $0.0001 PAR VALUE PER SHARE

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this Report. [ ]

     The aggregate market value of Registrant's voting stock, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Common Stock as reported by Nasdaq on March 26, 1999: $19,821,560.

     The number of shares of Registrant's Common Stock issued and outstanding as of March 26, 1999: 26,558,766.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Certain statements contained in this report on Form 10-K including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import, constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 under the heading "Factors That May Affect Operating Results." Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

     A glossary of terms used in this Report appears at the end of this Item 1.

ITEM 1.  BUSINESS

GENERAL

     Digital Lightwave designs, develops, markets and supports diagnostic products that monitor, maintain and manage fiber optic-based networks. Telecommunications networks increasingly rely on optical fiber to provide sufficient network bandwidth to transmit Internet, data, voice and multimedia video traffic. The Company's products provide telecommunications service providers and equipment manufacturers with capabilities to cost-effectively deploy and manage fiber optic networks to address the rapidly increasing demand for bandwidth. The Company's current customers include telecommunications service providers, such as AT&T, MCI WorldCom, Qwest Communications and Sprint Corporation, and telecommunications equipment manufacturers, such as Alcatel Network Systems, Northern Telecom Limited and Tellabs.

     The Company's products are used to qualify and verify service during network installation and to provide ongoing real-time quality assurance for deployed networks. In contrast to other existing telecommunications test equipment, the Company's products are based on modular and scaleable hardware and software platforms with a flexible architecture that allows customers to readily upgrade existing systems to accommodate new technologies.

     The Company's ASA 312 Network Information Computer provides engineers and technicians with a truly portable, easy-to-use diagnostic product that offers increased functionality for the installation and maintenance testing of advanced, high speed networks and transmission equipment. In 1998, the Company introduced its initial Network Access Agent, which incorporates the technology developed for the Network Information Computer and is an unattended, software-controlled performance monitoring and diagnostic product permanently installed within optical-based networks for management from a central location.

     The Company was incorporated in California on October 12, 1990 under the name Digital Lightwave, Inc., and reincorporated in Delaware on March 18, 1996 through its merger into a newly formed Delaware corporation. Unless the context otherwise requires, as used in this Report the "Company" and "Digital Lightwave" refer to Digital Lightwave, Inc., a Delaware corporation, and its predecessor entity. The Company's principal executive offices are located at 15550 Lightwave Drive, Clearwater, Florida, 33760, and the telephone number at that address is
(727) 442-6677.

INDUSTRY

     Over the past several years, the telecommunications industry has undergone fundamental changes. The volume of traffic carried over telecommunications networks has increased significantly, principally as the result of the rapidly growing amount of data traffic as well as steady growth of voice traffic. Data traffic has increased due to a proliferation of bandwidth intensive applications, including the Internet, online commerce and other multi-media applications. As of January 1999, there were an estimated 150 million Internet users worldwide, up more than 200% from 1996, according to NUA Internet Surveys, a market research company specializing in on-line Internet demographics and trends. Global Internet bandwidth demand is projected to increase at a compound annual growth rate of 109% from 1998 through 2003, according to KMI Corporation, a market research company specializing in fiber optics.

     This rising demand, together with worldwide deregulation of the telecommunications industry, has led to an increase in the number of service providers entering the industry. The growing number of industry participants has heightened competition in an environment characterized by downward price pressure and near zero tolerance of communication network failures. These competitive pressures are causing service providers to seek solutions to improve operational efficiency and network performance, including the deployment of easy-to-use test equipment with self-diagnosing features and the implementation of centralized network management with remote monitoring capabilities.

     The telecommunications industry has addressed the demand for increased network capacity by installing new optical fiber, transmission lines, increasing transmission rates and employing new technologies such as Dense Wave Division Multiplexing (DWDM), which increases the carrying capacity of existing fiber. The continuing deployment of optical fiber and the implementation of new technologies are significantly increasing the demand for optical networking equipment, including diagnostic equipment. Optical diagnostic equipment enables telecommunications service providers to more effectively and efficiently deploy, maintain and manage telecommunications networks. The global high-speed fiber optic transmission equipment market generated estimated revenues of $11.2 billion in 1997 and is expected to grow at a compound annual growth rate of 20% to approximately $23.1 billion by the year 2001, according to KMI Corporation.

     Faster transmission speeds and new technologies magnify the complexity of telecommunications networks while continuing demands for greater bandwidth stress their capacity, requiring sophisticated diagnostic equipment to prevent network interruptions or failures. In addition, new fiber optic networks must be compatible with existing legacy networks, as well as with wireless networks used in cellular technologies. Various standards, or "protocols," have been developed for encoding and transmitting information across these networks, including the T-Carrier protocol, SONET and ATM. Service providers must be able to efficiently transport signals carrying multiple protocols. To effectively manage the performance and reduce the possibility of network downtime, real-time, simultaneous and independent monitoring of protocols is required at multiple access points throughout networks.

     To meet the challenge of managing increasingly complex networks, telecommunications service providers require increasingly sophisticated optical diagnostic equipment. The lightwave diagnostic products historically available have been primarily hardware-based and typically have worked with one transmission speed or protocol at a time. Many of these products do not have the technology required to permit users to simultaneously switch and multiplex different signals to derive information concerning embedded signals. In addition, many of these products, which are designed to be used by technicians in the field, are large and heavy, and do not provide intuitive user interfaces.

THE DIGITAL LIGHTWAVE SOLUTION

     Digital Lightwave provides the optical networking industry with products for monitoring, maintaining and managing fiber optic-based networks. The Company's products enable telecommunications service providers and equipment manufacturers with capabilities to cost-effectively deploy and manage fiber optic networks to address the rapidly increasing demand for bandwidth. Characterized by their ease of use, Digital Lightwave's products qualify and verify service during optical network installation and provide ongoing quality assurance after new equipment is deployed.

     The Company believes that its Network Information Computers and Network Access Agents offer a broad range of features and capabilities that provide distinct competitive advantages over the optical network diagnostic equipment offered by its competitors. The Company's Network Information Computers were designed to provide technicians with a more compact, easy-to-use, lightweight product with increased functionality compared to other products currently available. The Network Information Computer: (i) is an integrated product that is capable of independently and simultaneously testing multiple protocols; (ii) utilizes an intuitive windows-based graphical user interface with a touch sensor display to create an easy-to-use diagnostic tool; and (iii) is a software-based solution which can be easily upgraded and customized.

     Utilizing the technology of the Network Information Computer, the Company has recently introduced optical diagnostic equipment that is permanently installed within the network. In 1998, the Company introduced the Network Access Agent product line, which is comprised of software-controlled performance monitoring and diagnostic equipment, permanently installed at multiple access points within optical networks to provide real-time analysis and network management from a centralized location.

     The Company's products are based on advanced technologies, including modular and scaleable hardware and software platforms and a flexible architecture that allows customers to easily upgrade existing systems to accommodate new technologies. The Company plans to utilize the core technology of its Network Information Computer and its Network Access Agents to continue to develop products that address the evolving needs of the optical networking industry.

THE DIGITAL LIGHTWAVE STRATEGY

     Digital Lightwave has developed a growth strategy to increase its market share and expand distribution across a wide range of customers, the key elements of which are:

     Continue to Penetrate New and Existing Markets and Broaden Customer
Base. The Company believes that its family of products offer superior performance over competing products. The Company intends to continue to market its Network Information Computers and Network Access Agents to new and established telecommunications equipment manufacturers and service providers, including the RBOCs, IXCs, CLECs and other recent entrants to the telecommunications industry that require lightwave management products. The Company intends to leverage its customer relationships and its reputation for high quality products to attract new key accounts.

     Develop New Products and Enhancements by Leveraging Technology and Product Design Expertise. Digital Lightwave believes that there is significant opportunity for the development of a family of lightwave management products that address the evolving and emerging markets within the telecommunications industry. The Company plans to continue to build upon the core technologies and architecture developed for its Network Information Computers and Network Access Agents to offer advanced, easy-to-use products based on a flexible platform that can be easily upgraded to include advanced features and functionality. In the third quarter of 1998, the Company released its latest enhancement to the Network Information Computer, adding OC-48 analysis capabilities, which enable customers to monitor higher speed networks. Future products are expected to include enhanced Network Access Agents and other lightwave management products.

     Establish Strategic Relationships. The Company is seeking to supplement its direct sales network by entering into strategic relationships for certain of its lightwave management products. The Company believes such relationships will enable it to more effectively develop and market additional lightwave management products. The Company believes that strategic relationships will be critical to its continued growth and to future development of new products and technologies.

     Develop and Market International Products. The Company believes that significant opportunities exist outside the United States for its lightwave management products, and is currently developing versions of the Network Information Computer for international markets.

PRODUCTS

     The Company's current family of products is organized into two product lines: Network Information Computers and Network Access Agents.

     Network Information Computers. The Company manufactures, sells and supports portable Network Information Computers, which enable users to verify, qualify and monitor the performance of telecommunications networks and transmission equipment. The Network Information Computer was designed to replace existing network test instruments by incorporating their functions into a software-based information processing system, adding additional functions and improving performance with competitive pricing. With the Network Information Computer, telecommunications service providers and equipment manufacturers are able to plan for and implement fiber optic network expansion more cost-effectively and verify and manage information concerning the transmission of voice, data, image and video traffic. Telecommunications equipment manufacturers also use the Network Information Computer in designing, engineering and manufacturing their products, installing their products in the networks of their customers and providing ongoing customer support.

     The Network Information Computer generates, transmits, receives, multiplexes and processes legacy and lightwave signals and provides network analysis. The Network Information Computer's easy-to-use graphical user interface is a touch sensor over a large color display which provides simple and intuitive windowed graphics and menus. The Network Information Computer may be accessed and operated remotely by modem or through direct connection to an Ethernet Local Area Network ("LAN").

     The Network Information Computer competes against the optical network diagnostic instruments currently available, which are primarily hardware-based, work with one transmission speed or protocol at a time, do not provide an easy-to-use graphical user interface which permits users to simultaneously switch and multiplex different signals to derive information concerning embedded signals, cannot store a significant amount of data and which the Company believes are generally more difficult to use than the Network Information Computer.

     The following core technologies are used in the Network Information Computer and provide a basis for certain of the Company's products in development: (1) a software operating environment which runs over a windows or a MS-DOS platform; (2) programs which operate the Company's firmware and hardware;
(3) graphical user interface programs, written in object-oriented code, running in a windowed environment; (4) "Network Protocol Translators," which logically process discrete network information from signals at specific bandwidths and specific protocols; and (5) "Network Protocol Processors," which process information encoded in a specific protocol over a range of bandwidth.

     To allow its customers to work simultaneously with different bandwidths and protocols, the Company has developed a non-blocking switch matrix and applications software that allow the Company's customers to "frame up" on a given signal, multiplex the signal into different transmission speeds and map the signal into different protocols. These functions allow customers to derive information concerning the performance of the network under various existing or potential conditions.

     Network Access Agents. Network Access Agents are unattended, software controlled performance monitoring and diagnostic equipment installed within optical networks for analysis and management of a telecommunications network from a centralized location. The Company recently commenced sales of its Network Access Agents which is a modular hardware/software platform designed to provide network operators with real-time information concerning performance of the network segments where a Network Access Agent has been installed. Installation of Network Access Agents at multiple access points throughout networks provides the capability for end-to-end monitoring, maintenance and management of fiber optic networks. Network Access Agents provide performance and quality data to the network operator through a standard operations interface to allow centralized monitoring and administration. Network Access Agents incorporate technology developed by the Company for the Network Information Computer, which includes advanced hardware and software technology that accesses bits in lightwave and legacy telecommunications transmissions, a non-blocking switch matrix that maps signals into different transmission speeds and protocols, and object-oriented software that controls selectable features accessible through Windows operating system or other user environments.

     Future Products and Enhancements. The Company plans to leverage the core technologies of its Network Information Computer and Network Access Agents to continue to develop a family of advanced products and enhancements that address the evolving needs of the optical networking industry.

CUSTOMERS

     Through December 31, 1998, the Company has sold over 1,100 units of the Network Information Computer to over 80 customers. Set forth below is a representative list of purchasers of the Company's products:

INTEREXCHANGE CARRIERS                          EQUIPMENT MANUFACTURERS
--------------------------------------------    --------------------------------------------
AT&T Corp.                                      ADC Telecommunications
IXC Communications, Inc.                        Alcatel Network Systems, Inc.
Level 3 Communications, Inc.                    Ascend Communications Inc.
MCI WorldCom, Inc.                              Cisco Systems, Inc.
Qwest Communications                            FORE Systems
Sprint Corporation                              Fujitsu
                                                Hitachi Telecom Technologies Co., Ltd. (USA)
                                                Lucent Technologies, Inc.
                                                NEC America, Inc.
                                                Northern Telecom Limited Systems
                                                QUALCOMM
                                                Tellabs Operations, Inc.
                                                CIENA
REGIONAL BELL OPERATING COMPANIES               COMPETITIVE LOCAL EXCHANGE CARRIERS
--------------------------------------------    --------------------------------------------
Ameritech Corporation                           GST Corporation
Bell Atlantic Communications, Inc.              ICG Communications
Pacific Telesis Group                           MFS WorldCom
SBC Communications Inc.                         Electric Lightwave
US West Communications, Inc.                    WorldxChange Communications
                                                AT&T Local Service (TCG)
                                                Hyperion Communications
INDEPENDENT TELEPHONE COMPANIES                 WIRELESS SERVICE PROVIDERS
--------------------------------------------    --------------------------------------------
Frontier Communications                         GTE Mobilnet
GTE Corp.                                       Pacific Bell Mobile Services
Sprint Centel                                   AT&T Wireless
EQUIPMENT LEASING COMPANIES                     PRIVATE NETWORK OPERATORS
--------------------------------------------    --------------------------------------------
AT&T Capital Corporation                        Bear Stearns & Co., Inc.
GE Capital                                      IBM Global Services
McGrath Rentelco                                Time Warner
Telogy                                          U.S. Department of Defense

     The Company involves key customers in the evaluation of products in development and continually solicits suggestions from customers regarding additional desirable features of products that it has introduced or plans to develop. Because the Company's products are software-based, the Company has generally been able to satisfy requests for additional feature sets by providing software upgrades for loading into its products in the field.

     For the year ended December 31, 1998, the Company's four largest customers accounted for approximately 57% of total revenues, with Qwest, MCI Worldcom, Tellabs, and GTE accounting for approximately 17%, 16%, 13% and 11% of total sales, respectively. For the year ended December 31, 1997, sales to the Company's five largest customers comprised 69% of its total revenues, with WorldCom, Inc. (prior to its acquisition of MCI Communications Corporation) and its subsidiaries accounting for 42% of total sales. For the year ended December 31, 1996, the Company's five largest customers accounted for approximately 62% of total revenues, with MCI Communications Corporation (prior to its acquisition by WorldCom, Inc.), Ameritech Corporation and Pacific Telesis Group accounting for 23%, 19% and 15% of total sales, respectively. No other customers accounted for sales of 10% or more during such periods. There can be no assurance regarding the amount or timing of purchases by any customer in any future period. See "Factors That May Affect Operating Results -- We are dependent on a limited number of major customers."

SALES, MARKETING AND CUSTOMER SUPPORT

     Sales. The Company sells its products to telecommunications service providers and network equipment manufacturers through a sales organization of 29 employees, including managers, sales engineers and sales administrative staff based at the Company's principal executive offices. The primary functions of the Company's direct sales force are (i) to ensure that existing and potential customers in each territory are being regularly contacted, (ii) to differentiate the features and capabilities of the Company's products from competitive offerings, (iii) to assist customers with the implementation of the Company's products and (iv) to serve as a direct link to assure quality and timely customer support. In addition, the Company believes that its direct sales staff helps the Company to monitor changing customer requirements, as well as the development of industry standards.

     Marketing. In marketing the Network Information Computer, the Company focuses on the divisions of telecommunications service providers that are responsible for planning and installing extensions of the network, as well as the quality assurance divisions of telecommunications equipment manufacturers. In marketing the Network Access Agents, the Company has directed its preliminary efforts towards the strategic planning divisions of telecommunications service providers and private network operators in order to define customer requirements. The Company seeks to build awareness of its products through a variety of marketing channels and methodologies, including industry trade shows and conferences and direct mailings to targeted potential customers.

     Customer Support. The Company offers technical support to its customers 24 hours a day, seven days a week, via a toll-free hotline to reach on-site or on-call personnel. The Company's customer support organization is comprised of 19 employees. All service, repair and technical support are performed at the Company's facilities. The Company's technical support engineers are trained in the hardware and software incorporated in its products, as well as the networks and transmission equipment operated by its customers. The Company offers a three-year limited warranty on all components of its products, other than the laser transmitter unit, which has a one-year limited warranty, and software and firmware, which have a 90-day limited warranty.

PRODUCTION

     The Company's production operations consist primarily of material planning and procurement, final assembly, software loading, testing and quality assurance. The Company's operational strategy relies on outsourcing of manufacturing to reduce fixed costs and to provide flexibility in meeting market demand. The Company subcontracts the manufacture of computer system boards, plastic molds and metal chassis, and certain subassemblies and components for the Network Information Computer and the Network Access Agent. The Company performs final assembly and programs the products with the Company's software. The Company has implemented strict quality control procedures throughout each stage of the manufacturing process, and tests the boards and subassemblies at various stages in the process, including final test and qualification of the product. The Company is ISO 9001 certified. To further enhance quality and efficiency, the Company is in the process of centralizing all of its production in one location by transferring all operations to its new Clearwater headquarters facility.

     Although the Company generally uses standard parts and components for its products, several key components used in the manufacture of its products are currently purchased only from a sole-source or limited sources, the loss of which could seriously disrupt the Company's operations. The Company purchases certain laser and laser amplifier components, power supplies, touch-screen sensors, single-board computers and SONET overhead terminators used in the Network Information Computer and the Network Access Agent from a single or a limited number of contractors. In addition, for the Network Access Agent, the Company purchases a controller board and an interface board from a single or limited number of contractors. The Company does not have long-term agreements with any of these sole or limited sources of supply. Any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company is currently attempting to qualify certain additional suppliers for certain of the sole-sourced components. However, qualifying additional suppliers is time consuming and expensive and the likelihood of errors could be greater with new suppliers.

     In connection with its outsourcing strategy, the Company is seeking to identify and secure additional sources of supply, including additional contract subassembly and component manufacturers. The Company has experienced in the past, and may in the future experience, problems with its contract manufacturers, in areas such as quality, quantity and on-time delivery. In addition, the Company may in the future experience pricing pressure from its contract manufacturers.

     The Company forecasts product demand on a quarterly basis, based on anticipated product sales and orders materials and components based on these forecasts. Lead times for materials and components ordered by the Company vary significantly, and depend on factors such as the specific supplier, purchase terms and demand for a component at a given time. If actual orders vary significantly from the forecasts, the Company may have excess or inadequate inventory of certain materials and components.

ENGINEERING AND DEVELOPMENT

     The Company has organized its engineering and development efforts into product or project teams, currently ranging in size from three to eleven engineers. The teams are organized around the development of a particular product, and are responsible for all aspects of the development of that product and any enhanced features or upgrades. The Company's research and development teams are located at the Company's corporate headquarters in Clearwater, Florida and a facility in Wall Township, New Jersey.

     As of March 26, 1999, the Company maintained an engineering and development department of 45 individuals, 39 of whom are full time Company employees and the remainder of whom are contractors. During fiscal years 1998, 1997 and 1996, the amounts spent on Company sponsored engineering and development activities were approximately $14.3 million, $5.3 million and $2.4 million, respectively.

INTELLECTUAL PROPERTY

     Digital Lightwave relies on a combination of patent, trade secret, copyright and trademark protection and non-disclosure agreements to protect its core technology. Although the Company has pursued and intends to continue to pursue patent protection of certain aspects of its technology that it considers important, the Company believes that its success will be largely dependent on its reputation for technology, product innovation, affordability, marketing ability and response to customers' needs. The Company has been issued two patents from the United States Patent and Trademark Office relating to the Network Information Computer and Network Access Agent. The Company intends to apply for additional patents for its technology. There can be no assurance, however, that any such future or pending applications will be granted.

     The Company believes that the rapid rate of technological change and the relatively long development cycle for integrated electronic assemblies are also significant factors in the protection of the Company's intellectual property. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements and proprietary information and inventions agreements with its employees and suppliers, and limits access to and distribution of its proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization. Accordingly, there can be no assurance that the Company will be successful in protecting its intellectual property or that the Company's rights will preclude competitors from developing products or technology equivalent or superior to those of the Company. See "Factors That May Affect Operating
Results -- We are dependent on proprietary technology and subject to risks of infringement."

BACKLOG

     The Company's backlog at December 31, 1998 was approximately $1.0 million. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements, may result in substantial fluctuations in backlog from period to period. Accordingly, the Company believes that its backlog cannot be considered a meaningful indicator of future financial results.

SEASONALITY

     The Company generally believes that its sales are seasonal in nature with the largest portion of quarterly sales tied to telecommunications industry purchasing patterns which usually decrease during the first calendar quarter of the year.

COMPETITION

     The market for the Company's products is intensely competitive and is subject to rapid technological change, frequent product introductions with improved performance, competitive pricing ratios and shifting industry standards. The Company believes that the principal competitive factors in its markets are product capabilities and design, price, customer service and support, ease of operation and reliability, length of operating history, industry experience and name recognition, and extent and maturity of sales and distribution relationships.

     The Company believes that there are six principal competitors which currently offer products that compete with the Network Information Computer, including Hewlett-Packard Company, Technology Techniques Corporation (TTC) (a subsidiary of Dynatech Corporation), Anritsu Corporation, Tektronix, Inc., Wavetek Wandel Goltermann, Inc. and ANDO Corporation. However, the companies that offer test instruments in competition with the Network Information Computer do not provide an integrated comprehensive solution to performance monitoring transmission speeds from DS-0 through OC-48 in a single, upgradeable, portable unit. Although there are several companies that offer network monitoring and test instruments, including Hekimian Laboratories, Inc., TTC, Applied Digital Access, Inc. and Sage Instruments, none of these companies offer lightwave network monitoring products in competition with the Company's Network Access Agents. Accordingly, the Company believes that there are currently no competitors that provide optical network monitoring capability which cover the full range of features offered by the Network Access Agent. The Company is aware of certain companies that are also developing equipment to monitor lightwave transmissions. Many of the Company's competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources than the Company. In addition, a number of these competitors have long established relationships with the Company's customers and potential customers. The Company believes it is likely that competitors will enter the market for most, if not all, of the products which the Company will offer. See "Factors That May Affect Operating Results -- Our industry is extremely competitive and such competition may negatively affect our business."

REGULATORY MATTERS

     The Company's products must meet industry standards and, in the United States, the Company's products must comply with various regulations promulgated by the Federal Communications Commission ("FCC") and Underwriters Laboratories. Internationally, the Company's future products must comply with standards established by telecommunications authorities in various countries as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. In addition, certain planned products of the Company may be required to be certified by Bell Communications Research, Inc. ("Bellcore") in order to be commercially viable. Any inability to obtain on a timely basis or retain domestic or foreign regulatory approvals or certifications that may be required in the future or to comply with existing or evolving industry standards could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of March 26, 1999, the Company employed a full-time staff of 161 employees, of which 75 were engineering and production personnel, and the remainder were sales and marketing staff and administrative personnel. The Company believes that its relationship with its employees is good.

                   FACTORS THAT MAY AFFECT OPERATING RESULTS

     We are uncertain about the future of our business and, in preparing this Annual Report, have made a number of assumptions and projections. We generally use words like "expect," "believe" and "intend" to indicate these assumptions and projections. Our assumptions and projections could be wrong for many reasons, including the reasons discussed below.

WE HAVE A LIMITED OPERATING HISTORY AND CUMULATIVE LOSSES AND WE EXPECT TO INCUR ADDITIONAL LOSSES

     We have a limited operating history. We shipped our first product, the ASA 312 Network Information Computer, in February 1996, and have shipped only limited quantities of our second product, the Network Access Agent. To date, we have incurred substantial costs, including costs to:

     - Develop and enhance our technology and products;

     - Establish our engineering, production and quality assurance operations;

     - Recruit and train a sales and marketing group; and

     - Build an administrative organization.

As a result of these costs, we have incurred operating losses in each fiscal year through December 31, 1998. Our operating losses, combined with $11.5 million in expenses and settlement amounts recorded in connection with the settlement of certain lawsuits and a $1.0 million reorganization charge, were $30.5 million for the year ended December 31, 1998. We anticipate that our costs will continue to increase in the foreseeable future as we create and introduce new products and develop new distribution channels. We expect that any related increases in revenues will lag behind these cost increases foreseeable future. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may not be able to meet our working capital requirements. This would have a material adverse effect on our business, financial condition and results of operations.

     An investor in our Common Stock must consider the risks, challenges and difficulties frequently encountered by early stage companies, particularly companies in intensely competitive and rapidly evolving markets such as the telecommunications and fiber optic equipment markets. To address these risks, we must, among other things:

     - Respond to competitive and technological developments;

     - Continue to attract, retain and motivate qualified personnel;

     - Establish, maintain and enhance the Digital Lightwave brand; and

     - Increase the scope of our product offerings.

     We may be unsuccessful in addressing these risks, which could have a material adverse affect on our business, financial condition and results of operations.

WE EXPERIENCE FLUCTUATIONS IN OUR OPERATING RESULTS AND OUR SALES ARE SEASONAL

     Our quarterly operating results have fluctuated in the past and our future quarterly operating results are likely to vary significantly due to a variety of factors, many of which are outside our control. Factors that could affect our quarterly operating results include:

     - The product mix, volume, timing and number of orders we receive from our customers;

     - The long sales cycle for obtaining new orders;

     - Our ability to obtain sufficient supplies of sole or limited source components for our products;

     - Our ability to attain and maintain production volumes and quality levels for our products;

     - The timing of introduction and market acceptance of new products by us, our competitors or our suppliers;

     - Our success in developing, introducing and shipping product enhancements and new products;

     - Pricing actions by us or our competitors;

     - Changes in costs of materials;

     - Our ability to enter into long term agreements or blanket purchase orders with customers; and

     - General economic conditions.

Because of these factors, our operating results for any particular quarter may not be indicative of future operating results. These factors have historically been, and are likely to continue to be, difficult to forecast. Any unfavorable changes in these or other factors could negatively affect our business, financial condition and operating results.

     Our revenues and operating results generally depend on the volume and timing of the orders we receive from customers, as well as our ability to fulfill the orders received. Most of our expenses, particularly employee compensation and rent, are relatively fixed and cannot be reduced in response to decreases in revenues. As a result, variations in the timing of revenues could cause significant variations in results of operations from quarter to quarter and could result in continuing quarterly losses. The deferral of any large order from one quarter to another would negatively affect our results of operations for the earlier quarter. To achieve our revenue objectives, we must obtain orders during each quarter for shipment in that quarter. If we fail to do this, we may be unable to achieve or sustain profitability on a quarterly or annual basis. Quarterly fluctuations in operating results may result in volatility in the market prices of our Common Stock.

     We have experienced and expect to continue to experience seasonality in our business. Historically, our sales have been affected by a seasonal decrease in demand in the first quarter of each calendar year budgetary constraints. We expect this trend to continue, which may contribute to quarterly or annual fluctuations in our operating results, and could have a material adverse effect on our business, financial condition and results of operations.

WE ARE DEPENDENT ON A LIMITED NUMBER OF PRODUCTS AND ARE UNCERTAIN OF THE MARKET FOR OUR PRODUCTS AND OUR PLANNED PRODUCTS

     We derive the vast majority of our sales from our initial product, the Network Information Computer, and we expect that sales of Network Information Computers will continue to account for a substantial portion of our sales for the foreseeable future. In 1998, we started shipping commercial versions of our Network Access Agent, which utilizes the same core technology as the Network Information Computer. Because the market for our products is evolving and subject to rapid technological change, we are uncertain about the size and scope of the market for our current and future products. Our future performance will depend on increased sales of the Network Information Computer, market acceptance of the Network Access Agent and the successful development, introduction and market acceptance of other new and enhanced products. If we are delayed in introducing or producing new products or fail to detect software or hardware errors in new products (which frequently occur when new products are first introduced), market acceptance of our products and our credibility with our customers might be diminished. This could have a material adverse affect on our business, financial condition and results of operations.

OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND WE ARE DEPENDENT ON NEW PRODUCT INTRODUCTIONS

     To remain competitive, we must develop, manufacture and sell new products and improve our existing products. Our market is characterized by:

     - Rapid technological change;

     - Changes in customer requirements and preferences;

     - Frequent new product introductions; and

     - The emergence of new industry standards and practices.

These factors could cause our sales to decrease or render our current products obsolete. Our success will depend, in part, upon our ability to:

     - Create improvements on and enhancements to our existing products;

     - Develop, manufacture and sell new products to address the increasingly sophisticated and varied needs of our current and prospective customers;

     - Respond to technological advances and emerging industry standards and practices on a cost effective and timely basis; and

     - Increase market acceptance of our products.

We cannot assure you that we will be able to meet these objectives. If we fail to adapt to changing market conditions or customer requirements, our business, financial condition and operating results would be materially adversely affected.

OUR INDUSTRY IS EXTREMELY COMPETITIVE AND SUCH COMPETITION MAY NEGATIVELY AFFECT OUR BUSINESS

     The market for our products is intensely competitive and is subject to rapid technological change, frequent product introductions with improved performance, competitive pricing and shifting industry standards. We believe that the principal factors on which we compete include:

     - Product capabilities and design;

     - Price;

     - Customer service and support;

     - Ease of operation and reliability of products;

     - Length of operating history, industry experience and name recognition;
       and

     - Extent and maturity of sales and distribution relationships.

Our principal competitors are Hewlett-Packard Company, Technology Techniques Corporation (TTC) (a subsidiary of Dynatech Corporation), Tektronix, Inc., Anritsu Corporation, Wavetek Wandel Goltermann, Inc., ANDO Corporation and other companies which offer network monitoring products. We are a relative newcomer to the telecom equipment market, and many of these competitors have significantly longer operating histories, greater name recognition, and greater technical, financial, manufacturing and marketing resources than we have. A number of our competitors have long-established relationships with our current and potential customers. Furthermore, many of our large competitors may offer customers a broader product line than we currently offer or anticipate offering in the near future. These companies may have a competitive advantage over us in sales of similar products or alternative lightwave management solutions. We expect that competition will increase in the future and that new competitors will enter the market for most if not all of the products we will offer. Increased competition could reduce our profit margins and cause us to lose, or prevent us from gaining, market share. Any of these events could have a material adverse effect on our business, financial condition and results of operation.

WE ARE DEPENDENT ON A LIMITED NUMBER OF MAJOR CUSTOMERS

     For the year ended December 31, 1998, the Company's four largest customers accounted for approximately 57% of total revenues, with Qwest, MCI WorldCom, Tellabs, and GTE accounting for approximately 17%, 16%, 13% and 11% of total sales, respectively. For the year ended December 31, 1997, sales to the Company's five largest customers comprised 69% of its total revenues, with WorldCom, Inc. (prior to its acquisition of MCI Communications Corporation) and its subsidiaries accounting for 42% of total sales. For the year ended December 31, 1996, the Company's five largest customers accounted for approximately 62% of total revenues, with MCI Communications Corporation (prior to its acquisition by WorldCom, Inc.), Ameritech Corporation and Pacific Telesis Group accounting for 23%, 19% and 15% of total sales, respectively. No other customers accounted for sales of 10% or more during such periods. There can be no assurance regarding the amount or timing of purchases by any customer in any future period.

     Our success is dependent upon our ability to broaden our customer base to increase the level of sales. None of our customers has a written agreement with us that obligates it to purchase additional products, and we cannot assure you that our customers will purchase additional products. We also cannot assure you that we will be able to retain our largest customers or to attract additional major customers. If we lose one or more of our major customers or if we fail to broaden our customer base, it could have a material adverse affect on our business, financial condition and results of operations.

WE ARE DEPENDENT ON CONTRACT MANUFACTURERS AND SOLE AND LIMITED SOURCE SUPPLIERS; WE INTEND TO RELOCATE AND INCREASE OUR PRODUCTION AND ASSEMBLY OPERATIONS

     Our operational strategy is to outsource component manufacturing. We subcontract the manufacture of computer system boards, plastic molds and metal chassis, and certain subassemblies and components. We do not maintain large inventories of components for building our products. From time to time, our suppliers have failed to meet component delivery schedules, have failed to provide us with sufficient quantities of components and have failed to meet our component quality standards. We expect that these or other difficulties may occur in the future. These difficulties may be magnified as we introduce new products and product enhancements in 1999. If demand for our products increases, we will need to coordinate our efforts with our contract manufacturers in order to achieve sufficient production levels. We do not know whether we will be able to manage our contract manufacturers effectively or whether the manufacturers will be able to supply us with the quantity and quality of products on the delivery schedule that we require. Although we are attempting to identify additional potential component manufacturers, we cannot assure you that we will be able to obtain sufficient quantities of quality components. If our contract manufacturers are unable to provide us with adequate supplies of high-quality products or if we lose any of our contract manufacturers without qualifying others, our ability to meet orders may be diminished. Such delays could have a material adverse effect on our business, financial condition and results of operations.

     Several key components used in the manufacture of the Company's products are currently purchased from a sole-source or limited sources, the loss of which could seriously disrupt the Company's operations. The Company purchases certain laser and laser amplifier components, power supplies, touch-screen sensors, single-board computers and SONET overhead terminators used in the Network Information Computer and the Network Access Agent from a single or a limited number of contractors. In addition, for the Network Access Agent, the Company purchases a controller board and an interface board from a single or limited number of contractors. The Company does not have long-term agreements with any of these sole or limited sources of supply. Any interruption in the supply of any of these components, or the inability of the Company to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon the Company's business, financial condition and results of operations. The Company is currently attempting to qualify certain additional suppliers for certain of the sole-sourced components. However, qualifying additional suppliers is time consuming and expensive and the likelihood of errors could be greater with new suppliers.

     In 1998, we began consolidating our production and assembly operations from our current facility in St. Petersburg, Florida, to our corporate headquarters in Clearwater, Florida. We anticipate that we will complete this move by September 1999. The new facility will be configured to assemble all of our product lines. We may encounter difficulty in consolidating our production and assembly operations, and we may experience business interruptions as we relocate our personnel and equipment. Interruptions and transition difficulties could impair our ability to meet customer orders and lead customers to cancel orders, which would have a material adverse affect on our business, financial condition and results of operations.

FAILURE TO MANAGE OUR GROWTH MAY AFFECT OUR RESULTS

     Successful implementation of our business plan in the rapidly evolving fiber optic equipment market will require effective planning and management. We are continuing to expand our product lines and introduce new products and features and intend to extend our operations internationally. We have expanded our operations over the past year and our success depends upon continued expansion. Our growth has placed, and we expect future growth to continue to place, a significant strain on our management, operational and financial resources. To manage our growth, we will need to continue to:

     - Improve our financial and managerial controls, reporting systems and procedures;

     - Increase, train and manage our work force;

     - Develop our sales and marketing network; and

     - Expand our manufacturing, production and assembly capacity.

Currently we are pursuing strategic relationships as part of our growth strategy, and we cannot forecast the impact that any strategic relationships will have upon our growth. If we experience difficulty in managing our growth, our business, financial condition and operating results could be materially adversely affected.

FAILURE TO ENTER INTO STRATEGIC RELATIONSHIPS MAY ADVERSELY AFFECT OUR RESULTS

     An important component of our business strategy is to enter into strategic relationships in order to expand our product lines and offer our products and services to a larger customer base. For example, we are seeking strategic relationships to market our products on a direct or OEM basis. We have not negotiated any such arrangements to date. If we do enter into such arrangements, we anticipate that our pricing to strategic partners would be less than our pricing to direct sales, resulting in lower gross margins in connection with these arrangements. We may not be able to successfully enter into such arrangements or, if we do, we may become overly dependent on our strategic partners. Either development could have a material adverse effect on our business, operating results and financial condition.

WE ARE DEPENDENT ON KEY PERSONNEL

     Our success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, finance and product assembly personnel, some of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on Dr. Bryan
J. Zwan, our Chairman. We do not intend to maintain key man life insurance covering our key personnel. Until 1996, we were in the development stage. Most of our executive officers joined us during 1997 and 1998 and, therefore, have been involved only with our most recent operating activities. For example, Mr. Gerry Chastelet, our new President and CEO joined us on December 31, 1998. Our success will depend on the performance of our officers, our ability to retain our executive officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team.

WE ARE DEPENDENT ON PROPRIETARY TECHNOLOGY AND SUBJECT TO RISKS OF INFRINGEMENT

     Our success and our ability to compete depends in part upon our proprietary technology, which we protect through a combination of patent, copyright, trade secret and trademark law. As of March 17, 1999, in the United States, we have two issued patents relating to the Network Information Computer and Network Access Agent. We have filed continuation applications for each of these issued patents. We may apply for additional patents for our Network Access Agent technology. We cannot assure you that the patents for which we have applied or intend to apply will be issued, or that the steps that we take to protect our technology will be adequate to prevent misappropriation. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. In addition, our growth strategy includes a plan to enter international markets, and the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. If our protective measures are not successful, our business, financial condition and operating results could be materially and adversely affected.

     From time to time we may either license our proprietary rights to third-parties or in-license certain technologies from third-parties for use in our products. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We have no reason to believe that our technology infringes on the proprietary rights of others and we have not received any notice of claimed infringements. Nonetheless, third parties may assert infringement claims against us in the future that may or may not be successful. If we must defend ourselves or our customers against such claims, we could incur substantial costs regardless of the merits of the claims. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block our ability to sell our products, and could obtain an award of substantial damages. Any such claim could seriously damage our business. In the event of a successful claim of infringement against us, we may be required to obtain one or more licenses from third parties, including our customers. We cannot assure you that any such licenses would be available on terms acceptable to us, if at all.

CERTAIN OF OUR PRODUCTS MUST MEET REGULATORY REQUIREMENTS BEFORE WE CAN SELL
THEM

     In the United States, our products must meet industry standards and comply with various regulations promulgated by the FCC, Underwriters Laboratories, and Bellcore. Any product we may in the future sell internationally, must comply with standards established by telecommunications authorities in various foreign countries, as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. If we fail to meet industry standards or regulatory requirements, or if in the future we have difficulty obtaining regulatory approvals or certifications, our business, financial condition and results of operations could be materially adversely affected.

OUR PRINCIPAL STOCKHOLDER HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

     As of March 26, 1999, Dr. Bryan J. Zwan, the Chairman of Digital Lightwave, together with entities affiliated with him, beneficially own approximately 75% of outstanding shares of Common Stock. Accordingly, Dr. Zwan is able to elect our directors, has the voting power to approve all matters requiring stockholder approval and has significant influence over our affairs, including the power to cause, delay or prevent a change in control of Digital Lightwave.

SOME ANTI-TAKEOVER PROVISIONS MAY AFFECT THE PRICE OF OUR COMMON STOCK

     Our Board of Directors has the authority to issue up to 20,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by our stockholders. The rights of the holders and the market value of our Common Stock may be adversely affected by the rights of the holders of any series of preferred stock that may be issued in the future. Some provisions of our certificate of incorporation, our bylaws and Delaware law could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock, even if doing so would be beneficial to our stockholders. These include provisions that prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings.

OUR STOCK PRICE MAY BE VOLATILE

     The market price of the shares of our Common Stock has been and is likely in the future to be highly volatile. The price may fluctuate significantly in response to factors such as:

     - Quarterly variations in our operational results;

     - Announcements of technological innovations;

     - New product introductions by us or our competitors;

     - Changes in earnings estimates by analysts or our failure to meet such earnings estimates;

     - Announcements by us regarding significant acquisitions, strategic relationships or capital expenditure commitments;

     - Additions or departures of key personnel;

     - Sales or issuances of Common Stock; and

     - Changes in federal, state or foreign regulations affecting the telecommunications industry.

     In addition, the stock markets in general, and the stocks of technology companies in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may have a material adverse affect on the market price of our Common Stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation often has been initiated against that company. Litigation like this, if initiated, could result in substantial costs and divert attention and resources of our management personnel.

WE ARE DEFENDING SIGNIFICANT LITIGATION

     As of April 9, 1998, 23 class action complaints (which were subsequently consolidated into a single action) for violations of the federal securities laws during certain periods in 1997 and 1998 had been filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of our Common Stock. The complaints named as defendants Digital Lightwave, Bryan J. Zwan, our Chairman, Steven H. Grant, our Executive Vice President, Finance, Chief Financial Officer and Secretary, and other former corporate officers. The complaints allege that Digital Lightwave and certain officers during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning our revenues, income and earnings, which artificially inflated the price of our Common Stock.

     On July 23, 1998, we entered into a memorandum of understanding for the settlement of these class action complaints. In late October 1998, a Stipulation of Settlement was filed with the court and on December 21, 1998, the court preliminarily approved the settlement. On March 12, 1999, the court indicated that it would grant final approval of the settlement. The settlement is subject to appeal. The settlement consists of $4.25 million in cash, to be paid to plaintiffs primarily by a claim on the Company's directors and officers liability insurance policy, and the issuance of up to 1.8 million shares of Common Stock. We recorded a charge of $8.5 million during 1998 as a result of the settlement.

     In addition, the Company is aware of a related informal investigation by the Securities and Exchange Commission, which was commenced in March 1998. The Company believes that the investigation relates to the circumstances underlying the restatement of its financial results. The investigation is ongoing. The Company is unable to predict the outcome of the investigation. There can be no assurance that such investigation will not have a material adverse effect on the business, financial condition or results of operations of the Company.

     We are from time to time involved in other lawsuits arising in the ordinary course of business. Our management believes that we have adequate legal defenses and/or adequate reserves for related costs for these lawsuits. As of the date of this Annual Report, we were not aware of any additional lawsuits that were pending that could have a material adverse effect on our business, financial condition and operating results.

WE MAY EXPERIENCE "YEAR 2000" PROBLEMS

     Many currently installed computer systems and software products are coded to accept only two digit entries for the year in the date code field and, as a result, cannot distinguish 21st century dates from 20th century dates. Failure to distinguish 21st century dates from 20th century dates could result in systems failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

     We have made a preliminary assessment of our Year 2000 readiness. We are in the process of providing our customers with product upgrades which we believe are Year 2000 compliant. We have identified and evaluated the actions needed to upgrade our information technology ("IT") and non-IT embedded systems to Year 2000 compliance. We are preparing to contact certain third-party suppliers of key components or services regarding their Year 2000 readiness. Following completion of these items, we will be better able to make a complete evaluation of our Year 2000 readiness, to determine what additional costs will be necessary to be Year 2000 compliant and whether we will have to develop contingency plans. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Compliance" for detailed information on our state of readiness, assessment of costs, potential risks and contingency plans regarding the Year 2000 issue.

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

CAP (Competitive Access Provider) -- A company that provides its customers with an alternative to the Regional Bell Operating Companies for local transport of private line, special access and interstate transport of telecommunications service.

Competitive Local Exchange Carriers (CLECs) -- Category of telephone service provider (carrier) that offers local exchange services, as allowed by recent changes in telecommunications law and regulation. A Competitive Local Exchange Carrier may also provide other types of service such as long distance, Internet access, and entertainment.

Cross-connect equipment -- Distribution system equipment used to terminate and administer communication circuits. In a wire cross connect, jumper wires or patch cords are used to make circuit connections. In an electronic cross connect, signals are electronically switched to make circuit connections.

Demultiplex -- The process of separating two or more signals that were previously multiplexed.

Dense Wave Division Multiplexing (DWDM) -- A technology that permits the transmission of multiple lightwave signals over a single optical fiber.

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

ISO 9001 -- An international standard for quality management and assurance.

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

Network Access Agent -- A product of the Company designed to be distributed throughout a network to provide network operators with real-time information concerning the network segments where the Network Access Agent has been installed. This product can be centrally monitored and administered.

Network element -- A functional entity in a network, such as a multiplexer, a switch interface or a digital cross-connect.

Network Information Computer -- A portable product of the Company designed to allow users to access and process real time information concerning the performance of telecommunications networks and transmission equipment.

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

Regional Bell Operating Companies (RBOCs) -- The seven original local telephone companies (formerly part of AT&T) established by court decree in 1982.

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

Test instruments -- Equipment that indicates the state or condition of a signal, such as on a fiber or metallic cable, primarily measuring level, frequencies and faults and other conformal signal information.

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

ITEM 2.  PROPERTIES

     In November 1998, the Company relocated its operations, other than its production operations, into its corporate headquarters facility of 92,225 square feet in Clearwater, Florida. The Company also leases space for its software development operations in Wall Township, New Jersey. Currently, the Company leases a manufacturing facility in St. Petersburg, Florida, but anticipates that it will consolidate its manufacturing activities to its corporate headquarters in Clearwater, Florida by September 1999.

     The lease for the Company's Clearwater, Florida headquarters expires in November 2008; the Wall Township, New Jersey lease expires in December 2002; and the St. Petersburg, Florida lease expires in July 2000.

ITEM 3.  LEGAL PROCEEDINGS

     As of April 9, 1998, 23 class action complaints (which were subsequently consolidated into a single action) for violations of the Federal Securities Laws during certain periods in 1997 and 1998 had been filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of our Common Stock. The complaints named as defendants the Company, Bryan J. Zwan, the Company's Chairman, Steven H. Grant, the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary, and other former corporate officers. The complaints allege that the Company and certain officers during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of our Common Stock.

     On July 23, 1998, we entered into a memorandum of understanding for the settlement of these class action complaints. In late October 1998, a Stipulation of Settlement was filed with the court and on December 21, 1998, the court preliminarily approved the settlement. On March 12, 1999, the court indicated that it would grant final approval of the settlement. The settlement is subject to appeal. The settlement consists of $4.25 million in cash, to be paid to plaintiffs primarily by a claim on the Company's directors and officers liability insurance policy, and the issuance of up to 1.8 million shares of Common Stock. We recorded a charge of $8.5 million during 1998 as a result of the settlement.

     In addition, the Company is aware of a related informal investigation by the Securities and Exchange Commission, which was commenced in March 1998. The Company believes that the investigation relates to the circumstances underlying the restatement of its financial results. The investigation is ongoing. The Company is unable to predict the outcome of the investigation. There can be no assurance that such investigation will not have a material adverse effect on the business, financial condition or results of operations of the Company.

     On November 5, 1997, Hugh Brian Haney ("Plaintiff") commenced an action in the United States District Court for the Southern District of Ohio against Bryan
J. Zwan, the Company's Chairman of the Board and then Chief Executive Officer, and the Company ("Defendants"). An amended complaint filed December 15, 1997 alleged violations of Section 10 (b) of the Securities Exchange Act, violations of state corporation statutes, and various common law violations by Defendants in connection with Plaintiff's sale to the Company's predecessor in November 1995, pursuant to a previously granted option exercisable by Dr. Zwan and/or the Company's predecessor, of 4,900 shares of stock in the Company's predecessor, an amount equivalent to 19,215,686 shares of the Company's common stock. The amended complaint sought, among other things, (1) rescission of the sale of the shares transferred by Plaintiff and (2) damages of $235 million, together with interest. On October 20, 1998, the Company and Dr. Zwan entered into an agreement with Plaintiff to settle the action. The settlement agreement provides, among other things, for dismissal of the action with prejudice, for a $500,000 payment by the Company to Plaintiff for his attorneys' fees and grants Plaintiff an option, for 10 years, to purchase for $1 per share 2 million shares of Dr. Zwan's stock in the Company. Pursuant to that agreement, the action was dismissed with prejudice on November 13, 1998. The Company recorded a $3.0 million charge to earnings consisting of the cash payment and the valuation of the options upon settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1998, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

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

                                                              COMMON STOCK
                                                            -----------------
                                                             HIGH       LOW
                                                            -------    ------
1997
1st Quarter (from February 7, 1997).......................  $12.875    $7.125
2nd Quarter...............................................    9.250     3.250
3rd Quarter...............................................   17.750     7.875
4th Quarter...............................................   23.750    12.000

1998
1st Quarter...............................................  $16.813    $2.000
2nd Quarter...............................................    6.469     3.000
3rd Quarter...............................................    4.500     1.281
4th Quarter...............................................    4.375     1.156

On March 26, 1999, the closing bid and ask prices of the Company's Common Stock were $3.000 and $3.063, respectively. As of March 31, 1999, there were approximately 200 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future. The Company anticipates that any earnings in the near future will be retained from the development and expansion of its business. Certain of the Company's credit facilities require consent from the banks prior to payments of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended December 31, 1998, there were no sales of unregistered securities.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following selected consolidated financial data are derived from the Consolidated Financial Statements of the Company. The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto.

                                                        YEARS ENDED DECEMBER 31,
                                   -------------------------------------------------------------------
                                      1998          1997          1996          1995          1994
                                   -----------   -----------   -----------   -----------   -----------
Consolidated Statement of
  Operations:
Sales............................  $    24,191   $     9,081   $     6,044   $        --   $        --
Cost of goods sold...............        9,219         3,124         2,079            --            --
                                   -----------   -----------   -----------   -----------   -----------
  Gross Profit...................       14,972         5,957         3,965            --            --
Operating expenses:
  Engineering and development....       14,335         5,342         2,403         1,509         1,241
  Selling and marketing..........       11,363         5,260         1,706           199            67
  General and administrative.....        7,223         3,812         1,380         1,017           260
  Reorganization charges(1)......        1,018            --            --            --            --
  Litigation settlements(2)......       11,500            --            --            --            --
                                   -----------   -----------   -----------   -----------   -----------
          Total operating
            expenses.............       45,439        14,414         5,489         2,725         1,568
                                   -----------   -----------   -----------   -----------   -----------
Loss from operations.............      (30,467)       (8,457)       (1,524)       (2,725)       (1,568)
Other income (expense)...........          642         1,767          (584)         (609)         (114)
                                   -----------   -----------   -----------   -----------   -----------
Net loss.........................      (29,825)       (6,690)       (2,108)       (3,334)       (1,682)
                                   ===========   ===========   ===========   ===========   ===========
Loss per share...................        (1.13)         (.25)         (.10)         (.08)         (.04)
                                   ===========   ===========   ===========   ===========   ===========
Weighted average shares(3).......   26,475,749    26,084,208    21,829,235    39,443,614    41,044,921
Consolidated Balance Sheet Data:
  Working capital (deficit)......        2,267        32,495         2,349        (8,595)       (1,939)
  Total assets...................       27,558        44,361         6,374         1,277           332
  Total long-term debt...........          281            25           983         7,985         2,102
  Stockholders' equity
     (deficit)...................       12,320        39,419         3,449        (8,163)       (2,328)

---------------

(1) Includes a one-time expense of $1.0 million for reorganization charges as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and Note 14 of the Consolidated Financial Statements -- Reorganization Charges.
(2) Includes a charge of $8.5 million made in connection with the settlement of a class action legal proceeding and a one-time charge of $3.0 million made in connection with the settlement of the Haney litigation as described under
    Note 15 of the Consolidated Financial Statements -- Legal Proceedings.
(3) On November 30, 1995, the Company purchased 19,215,686 shares of Common Stock from a former stockholder pursuant to an option granted to the Company by the former stockholder in February 1995. See "Factors That May Affect Operating Results -- We are defending significant litigation," "Item 3 -- Legal Proceedings" and Notes 9 and 15 of the Consolidated Financial Statements -- Related Party Transactions and Legal Proceedings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements as well as the future prospects of the Company generally, such investors should specifically consider various factors identified in this Report on Form 10-K, including the matters set forth therein under the caption "Factors That May Affect Operating Results," which could cause actual results to differ materially from those indicated by such forward-looking statements. Factors that may affect the Company's results of operations include but are not limited to the Company's limited operating history and cumulative losses, dependence on limited products, uncertain market acceptance of planned products, rapid technological change, dependence on new product introductions, competition, expansion of manufacturing operations, dependence on contract manufacturing and sole or limited source suppliers, dependence on key personnel, management of growth, anticipated fluctuations in operating results, dependence on proprietary technology, customer concentration, product certifications, control by principal stockholder, factors inhibiting takeover, shares eligible for future sale, possible volatility of stock price, success in defending significant litigation, liquidity risks and future capital needs, potential year 2000 problems and government regulations. The Company participates in a highly concentrated industry, and has limited visibility with regard to customer orders and the timing of such orders. The Company may also encounter difficulty obtaining sufficient supplies to staff and meet production schedules. As a result, quarter-to-quarter and year-to-year financial performance is highly dependent upon the timely receipt of orders from its customers during fiscal periods.

OVERVIEW

     Digital Lightwave designs, develops, markets and supports diagnostic products that monitor, maintain and manage fiber optic-based networks. The Company's products provide telecommunications service providers and equipment manufacturers with capabilities to cost-effectively deploy and manage fiber optic networks to address the rapidly increasing demand for bandwidth.

     From inception in 1990 through 1996, the Company focused its primary activities on developing the necessary technology and infrastructure required to launch its first product, the Network Information Computer. The Company had no sales until February 1996, when it began shipping the Network Information Computer. As of December 31, 1998, the Company had sold 1,100 Network Information Computers to approximately 80 customers such as MCI WorldCom, Ameritech Corporation, Tellabs, Qwest, GTE and AT&T Corporation. In 1998, the Company commenced limited sales of the Network Access Agent. Net sales for the Company were $24,191,000, $9,081,000 and $6,044,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company's net sales are generated from sales of its products, less an estimate for customer returns. Net sales are recognized when products are shipped to a customer. The average sales price ("ASP") of the Network Information Computer was approximately $33,459, $33,022 and $35,345 for the years ended December 31, 1998, 1997, and 1996, respectively. The Company expects that the ASP of its Network Information Computers will fluctuate based on a variety of factors, including product configuration, potential volume discounts to customers, the timing of new product introductions and enhancements and the introduction of competitive products. Because the cost of goods sold tends to remain relatively stable for any given product, fluctuations in the ASP may have a material adverse effect on the Company's results of operations.

     The Company sells its products through a direct sales force to telecommunications service providers and equipment manufacturers. The sales cycle for new customers tends to be long. In addition, the telecommunications industry historically has had a limited number of competitors. Given long sales cycles and few industry participants, sales of the Company's products have tended to be concentrated, and the Company expects that sales will continue to be concentrated in the future. For the year ended December 31, 1998, the Company's four largest customers accounted for approximately 57% of total revenues, with Qwest, MCI Worldcom, Tellabs, and GTE accounting for approximately 17%, 16%, 13% and 11% of total sales, respectively. For the year ended December 31, 1997, sales to the Company's five largest customers comprised 69% of its total revenues, with WorldCom, Inc. (prior to its acquisition of MCI Communications Corporation) and its subsidiaries accounting for 42% of total sales. For the year ended December 31, 1996, the Company's five largest customers accounted for approximately 62% of total revenues, with MCI Communications Corporation (prior to its acquisition by WorldCom, Inc.), Ameritech Corporation and Pacific Telesis Group accounting for 23%, 19% and 15% of total sales, respectively. No other customers accounted for sales of 10% or more during such periods. There can be no assurance regarding the amount or timing of purchases by any customer in any future period. See "Factors That May Affect Operating Results -- We are dependent on a limited number of major customers."

     To date, the Company has not entered into long-term agreements or blanket purchase orders for the sale of its products, but generally obtains purchase orders for immediate shipment and other cancelable purchase commitments. As a result, the Company does not expect to carry substantial quarterly backlog from quarter to quarter in the future. The Company's sales during a particular quarter are, therefore, highly dependent upon orders placed by customers during the quarter. Consequently, sales may fluctuate significantly from quarter-to-quarter and year-to-year due to the timing and amount of orders from customers, among other factors. Because most of our expenses, particularly employee compensation and rent, are relatively fixed and cannot be reduced in response to decreased revenues, quarterly fluctuations in sales have a significant effect on net income.

     Since inception the Company has incurred substantial net operating losses as a result of significant investment in research and development, sales and marketing and administrative expenses. As of December 31, 1998, the Company had an accumulated deficit of approximately $46 million and net operating loss carryforwards of approximately $39.0 million for tax purposes. The Company intends to continue to build its organization in anticipation of growth and believes that its operating expenses will continue to increase accordingly due to a variety of factors including: (1) increased research and development expenses associated with the completion of the products in development and the continued enhancement of existing products; and (2) increased selling, general and administrative expenses associated with continued expansion of sales and marketing capabilities, product advertising and promotion. There can be no assurance that the Company will achieve profitability, or that if profitability is achieved that it will be sustained.

     In January 1998, the Company restated its revenues from the second and third quarters of fiscal 1997. The Company's decision to restate the 1997 results of operations resulted from the discovery of certain errors in the timing of revenue recognition and a review of related accounting policies and procedures. A committee consisting of the outside members of the Company's board of directors was established to review the policies, procedures and circumstances which may have been factors in the restatement of revenue and made recommendations regarding the adoption of appropriate revenue recognition policies and procedures. In April 1998, 23 class action lawsuits (which were subsequently consolidated into a single action) were filed against the Company arising out of such restatement and alleged violations of the federal securities laws. The Company has a proposed settlement pending in connection with the class action and recorded a charge of $8.5 million in the second quarter of 1998 as a result of the proposed settlement. Pursuant to the terms of the settlement, the Company will pay $4.25 million in cash, which payment will be primarily funded by the Company's directors' and officers' liability insurance policy, and issue
1.8 million shares of Common Stock of the Company, all of which may be freely tradable. In late October 1998, a Stipulation of Settlement was filed with the court and on December 21, 1998, the court preliminarily approved the settlement. On March 12, 1999, the court indicated that it would grant final approval of the settlement. The settlement is subject to appeal. See "Factors That May Affect Operating Results -- We are defending significant litigation," Note 15 and 16 of the Consolidated Financial Statements, and "Item 3 -- Legal Proceedings."

     During February 1995, the Company entered into a Stock Purchase Option (the "Option") with a former stockholder to repurchase the 19,215,686 shares of the then outstanding class of common stock held by the former stockholder for a purchase price of $2.5 million. The purchase price was subsequently reduced to $800,522. On November 30, 1995, the Company exercised the Option and retired the shares of treasury stock acquired. In November 1997, the former stockholder commenced an action in the United States District Court alleging violations of
Section 10(b) of the Securities Exchange Act, violations of state corporation statutes, and various common law violations in connection with the exercise of the Option. On October 20, 1998, the Company and Dr. Zwan entered into an agreement with Plaintiff to settle the action. The settlement agreement provides, among other things, for dismissal of the action with prejudice, for a $500,000 payment by the Company to plaintiff for his attorneys' fees and grants Plaintiff an option, for 10 years, to purchase for $1 per share 2 million shares of Dr. Zwan's stock in the Company. Pursuant to that agreement, the action was dismissed with prejudice on November 13, 1998. The Company recorded a $3.0 million charge to earnings consisting of the cash payment and the valuation of the options upon settlement. See "Factors That May Affect Operating
Results -- We are defending significant litigation" and Note 15 of the Consolidated Financial Statements and "Item 3 -- Legal Proceedings."

     In order to decrease costs and improve operating efficiencies, the Company began streamlining its management and operating structure in February 1998 and eliminated 20 full time positions resulting in a one-time charge of $1.0 million in connection with this restructuring. Additionally, the Company eliminated approximately 55 full time positions in August 1998 which did not result in a significant charge to earnings. During 1998, the Company also significantly enhanced its management team by hiring new executives, including a new President and Chief Executive Officer hired at the end of the year.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net sales.

                                                 FISCAL YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                 1998         1997         1996
                                                 -----        -----        -----
Net sales......................................   100%         100%         100%
Cost of goods sold.............................    38           34           34
                                                 ----          ---          ---
Gross profit...................................    62           66           66
Operating expenses:
Engineering and development expenses...........    59           58           40
Sales and marketing expenses...................    47           58           28
General and administrative expenses............    30           42           23
Reorganization and litigation charges..........    52           --           --
                                                 ----          ---          ---
     Total operating expenses..................   188          158           91
                                                 ----          ---          ---
Operating loss.................................  (126)         (92)         (25)
Other income (expense), net....................     3           19           (8)
                                                 ----          ---          ---
Net loss.......................................  (123)%        (73)%        (33)%
                                                 ====          ===          ===

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

  Net Sales

     Net sales include total revenues from customer purchases of Network Information Computers and, to a limited extent, Network Access Agents, net of accrual for product returns. Net sales for the year ended December 31, 1998 increased by $15.1 million, or 166%, to $24.2 million from $9.1 million in fiscal 1997. Sales to existing customers for the year represented 77% of sales, or $18.6 million as compared to 55% of sales, or $5.0 million for fiscal 1997. During fiscal 1998, the Company shipped 723 units of the Network Information Computer in varying configurations at an ASP of $33,459 compared with 275 units at an ASP of $33,022 for fiscal 1997.

     Sales to existing customers continue to represent a large portion of the Company's net sales. The Company believes repeat sales to an existing customer are an important measure of growing product acceptance in the highly concentrated telecommunications industry. While this longer-term trend may not continue, management believes that new product offerings including upgrades of existing products offer the

Company's existing customers an opportunity to continue to extend the life of their initial investment in the Company's products.

  Cost of Goods Sold

     Costs of goods sold principally includes inventory, labor and overhead, management costs, facility rental and depreciation of equipment. Cost of goods sold for the year ended December 31, 1998 increased by $6.1 million to $9.2 million, or 38% of net sales, from $3.1 million, or 34% of net sales in fiscal 1997. The primary reason for the increase in cost of goods sold is the increase in the volume of units sold.

  Gross Profit

     Gross profit for the year ended December 31, 1998 increased by $9.0 million to $15.0 million from $6.0 million last year. As a percentage of sales, gross margin for the year ended December 31, 1998 decreased to 62% from 66% in 1997.

     The increase in gross profit is directly related to the increase in sales for the year ended December 31, 1998. Despite the increase in sales, gross margin percentages have decreased for the year. The primary reason for the decline is the relatively flat ASP burdened with a higher average cost per unit in 1998. The higher average cost per unit was affected by the introduction of the new OC-48 configuration which costs more to produce than the lower speed optical configurations and the sale of units produced in previous periods requiring additional labor and overhead costs in order to provide the customer with the most current configuration available.

  Engineering and Development

     Engineering and development expenses principally include compensation attributable to engineering and development personnel, depreciation of production assets, outside consulting fees and other development expenses. Engineering and development expenses for the year ended December 31, 1998 increased by $9.0 million to $14.3 million, or 59% of net sales, from $5.3 million, or 58% of net sales, last year.

     The increase is primarily related to the ongoing engineering and development efforts on products such as the Network Access Agents, and enhancements to the Company's Network Information Computers (most significantly, the OC-48 option). In addition, during the last two quarters of 1998, the Company incurred a significant level of overhead costs that could not be absorbed into inventory production due to a lower level of production activity during the last six months. Although the Company's efforts to lower overhead costs by reducing the number of manufacturing personnel were successful, some fixed costs such as facility rental and depreciation of production assets could not be reduced. Accordingly, a disproportionate share of overhead expenses could not be capitalized as part of inventory costs.

  Sales and Marketing

     Sales and marketing expenses principally include salaries and commissions paid on sales of products, travel expenses, tradeshow costs, and costs of promotional materials and customer incentives. Sales and marketing expenses for the year ended December 31, 1998 increased by $6.1 million to $11.4 million from $5.3 million last year. As a percentage of net sales, sales and marketing expenses in the year ended December 31, 1998 declined to 47%, from 58% in 1997. The dollar increase is directly related to a larger sales force, higher commissions resulting from the increased sales activity, and an increase in marketing related expenses.

  General and Administrative

     General and administrative expenses principally include professional fees, facility rentals, compensation, and information systems related to general management functions. General and administrative expenses for the year ended December 31, 1998 increased by $3.4 million to $7.2 million from $3.8 million last year. As a percentage of net sales, general and administrative expenses declined to 30%, from 42% in 1997. The dollar increase is primarily due to professional fees associated with outstanding litigation and various legal matters. These fees increased approximately $3.3 million for the year ended December 31, 1998.

  Reorganization Charges

     During the year ended December 31, 1998, the Company has actively pursued streamlining its management and operating structure. During the first quarter, the Company focused on its management structure and eliminated 20 positions which resulted in a one-time charge of approximately $1.0 million. In August 1998, the Company streamlined its operating structure by eliminating approximately 55 full-time positions which did not result in a material charge to earnings. The Company believes that these reductions in force did not materially affect the Company's ability to operate.

  Litigation Settlement

     The Company signed a memorandum of understanding and a Stipulation of Settlement for the settlement of class action complaints filed against it in U.S. District Court for alleged violations of federal securities laws. The settlement has resulted in a charge of approximately $8.5 million recorded during the second quarter of 1998. In addition, Dr. Bryan Zwan and the Company entered into an agreement to settle an action commenced by Hugh Brian Haney. Pursuant to that agreement, the action was dismissed with prejudice on November 13, 1998. The Company recorded a non-cash charge to earnings of approximately $2.5 million and a $0.5 million accrual of related legal expenses during the fourth quarter of 1998.

  Other Income (Expense)

     Other income for the year ended December 31, 1998 decreased by $1.1 million to $0.6 million from $1.7 million last year. The decrease is the result of the utilization of cash reserves to fund the Company's operations which caused a decrease in interest earned on invested cash balances.

  Net Loss

     Net loss for the year ended December 31, 1998 increased by $23.1 million to a net loss of $29.8 million or $1.13 per share, from a net loss of $6.7 million or $.25 per share in 1997. The increase in net loss for the year ended December 31, 1998 was adversely impacted by the charges of approximately $8.5 million to record the settlement of outstanding securities litigation, $3.0 million to record the settlement of the Haney litigation, $1.0 million to record the reorganization, $1.3 million in legal expenses, and $0.3 million of other special charges. Without these charges, the pro-forma net loss would have been $15.7 million or a loss of $.59 per share.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

  Net Sales

     Net sales in 1997 increased $3.1 million to $9.1 million from $6.0 million in 1996. Sales to existing customers in 1997 represented 55% of sales, or $5.0 million as compared to 48% of sales, or $2.9 million in 1996. During 1997 the Company shipped 275 units of the Network Information Computer in varying configurations at an ASP of $33,022 compared with 171 units of the Network Information Computer at an ASP of $35,345 in 1996.

  Cost of Goods Sold

     Cost of goods sold in 1997 increased by $1.0 million to $3.1 million from $2.1 million in 1996, and remained constant at 34% of net sales in both years. The primary reason for the increase in cost of goods sold in 1997 relates to the increase in volume of units produced and the increased infrastructure and manufacturing costs incurred in supporting these efforts. While the overall cost of goods sold has increased, the average cost of goods sold per unit has declined as a result of absorption of fixed production costs over a larger volume of units produced and the component cost reductions associated with the purchase of larger lot sizes. During the quarter ended September 30, 1997, the Company moved its manufacturing operation to a new expanded facility and the Company recorded certain non-recurring expenses in connection with this move.

  Gross Profit

     Gross profit in 1997 increased by $2.1 million to $6.0 million from $3.9 million in 1996. As a percentage of sales, gross margin for the years ended December 31, 1997 and 1996 was 65.6%. As highlighted above, the increase in gross profit in 1997 is directly related to the increase in sales.

  Engineering and Development

     Engineering and development expenses in 1997 increased by $2.9 million to $5.3 million, or 58% of net sales from $2.4 million, or 40% of net sales, in 1996. The increase is primarily related to the addition of engineering and quality control personnel and the other expenses associated with the Company's ongoing research and development efforts on products such as the Network Access Agents and enhancements to the Company's Network Information Computers.

  Sales and Marketing

     Sales and marketing expenses in 1997 increased by $3.6 million to $5.3 million, or 58% of net sales, from $1.7 million, or 28% of net sales in 1996. The increase is related to the addition of personnel for the Company's direct sales force and marketing functions, an increase in trade show appearances, and customer incentives.

  General and Administrative

     General and administrative expenses in 1997 increased by $2.4 million to $3.8 million, or 42% of net sales, from $1.4 million, or 23% of net sales in 1996. The increase is due to the expansion of facilities, personnel, and information systems to support the growth of the Company's business.

  Other Income (Expense)

     Other income in 1997 increased by $2.2 million to an income of $1.7 million from an expense of $0.5 million in 1996. The increase relates to interest income generated primarily from the investment of proceeds from the Company's initial public offering in 1997 ("IPO").

  Net Loss

     Net loss in 1997 increased by $4.6 million to a net loss of $6.7 million or $.25 per share, from a net loss of $2.1 million or $.10 per share in 1996. The computation of weighted shares outstanding for the 1997 periods reflect a higher number of shares outstanding as a result of the completion of the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception through December 31, 1998, the Company has financed its operations primarily through private sales of its Common Stock, cash from operations and the initial public offering of 4,600,000 shares of its Common Stock. The Company completed its IPO in February 1997, resulting in net proceeds to the Company of $39.6 million. During 1997, the Company used the net proceeds to fund the repayment of notes payable for approximately $0.8 million, to purchase computer equipment, software, test equipment and other assets for approximately $6.0 million and to fund product research and development for approximately $5.3 million. In addition, approximately $3.5 million was used to fund the Company's expansion in the form of additional manufacturing and administrative space and a significant increase in engineering, production and financial management personnel to support the Company's growth.

     Cash and cash equivalents at December 31, 1998 were approximately $3.8 million compared to approximately $24.0 million at December 31, 1997. As of December 31, 1998, the Company's working capital was approximately $2.3 million as compared to $32.5 million at December 31, 1997. The decrease in working capital was primarily associated with cash used in operations as a result of operating losses during the fiscal year ended December 31, 1998, as detailed in the Company's Consolidated Statements of Cash Flows, and the proposed settlement of the litigation previously discussed. For the year ended December 31, 1998, capital expenditures were approximately $4.5 million. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products as well as continued product development efforts.

     The Company entered into an accounts receivable agreement dated December 28, 1998 with EAB Leasing Corp. ("EAB") providing for the sale of the Company's accounts receivable to EAB. The aggregate maximum amount the Company can borrow at one time under this agreement is $2.9 million through June 28, 1999 with a maximum of $2.0 million available on a monthly basis. As of March 26, 1999, there were no borrowings under this agreement. In connection with this agreement, the Company has granted EAB a security interest in its accounts, accounts receivable, contract rights, equipment, chattel paper, general intangibles, instruments, inventory and all proceeds of the foregoing The annual interest rate equivalent charged to the Company under this agreement is the prime rate plus 1.5%. The agreement also provides that the Company pay a minimum monthly service fee in the amount of $10,000.

     On March 31, 1999, the Company entered into a financing agreement with certain investors pursuant to which the Company has agreed to issue $3.0 million of 9% Secured Bridge Notes due January 17, 2000. These notes will be collateralized by all of the Company's assets and will be subordinated to the accounts receivable agreement with EAB and the proposed line of credit agreement with Emergent Business Capital described in the following paragraph. In connection with the financing agreement, the Company agreed to issue warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants. The warrants will have a term of five years from the date of issuance. The Company has agreed to register the warrants and the common stock issuable upon exercise thereof under the Securities Act of 1933.

     On March 31, 1999, the Company entered into a Letter of Commitment with Emergent Business Capital pursuant to which Emergent Business Capital would provide the Company with a $5.0 million line of credit (the "Emergent Line of Credit"). Under the Emergent Line of Credit, the Company would be entitled to borrow up to $5.0 million, subject to certain borrowing limitations based on amounts of the Company's accounts receivable and other assets. The Emergent Line of Credit will have a term of two years. All indebtedness outstanding under the Emergent Line of Credit Agreement will be collateralized by substantially all of the Company's assets.

YEAR 2000 READINESS DISCLOSURE

  Year 2000 Issues and State of Readiness

     The Company is aware of the issues associated with existing computer-controlled systems properly recognizing and processing information relating to dates in and after the Year 2000. Systems that cannot adequately process dates beyond the year 1999 could generate erroneous data or cause a system to fail. The problem may affect internal information technology ("IT") systems used by the Company for product development, accounting, distribution and planning. The problem may also affect non-IT embedded systems such as building security systems, machine controllers, and other equipment. The Company has made a preliminary assessment of its Year 2000 readiness for its operations relating to (1) the Company's software products, (2) the Company's internal IT and non-IT systems and (3) third party customers, vendors and others with whom the Company does business.

     The Company believes that the current versions of its products (ASA 312 Network Information Computer software versions 3.500 and later and Network Access Agents) are Year 2000 compliant. The Company's products use time and dates only as a "time stamp" for data-logging events, for file dates, for display of elapsed time, and setting the test duration. The products' internal system calendar years are entered as a 2-digit number in the range of "95" (for
1995) through "94" (for 2094). Since there is never a reason for "back dating," this provides an unambiguous means of entry for the year. The date is displayed in a 4-digit year format (e.g., 01-Jan-1998) to enhance understandability. Based on the foregoing, it is not expected that the Company's current products will be adversely affected by date changes in the Year 2000.

     Certain customers of the Company may be running earlier versions of the Company's products that are not Year 2000 compliant. These earlier software versions, like the compliant versions, rely on time and dates only as a "time stamp" for data-logging events, for file dates, for display of elapsed time, and setting the test duration and do not prohibit function of the equipment. The Company has made its policy statement regarding its product line available on the Internet as well as providing written copies at customer request. This alerts customers to the noncompliance of earlier versions of the ASA 312 software. Of these earlier versions, 3.100 through prior to 3.500 partially comply, although if allowed to run past 1999 and into January 1, 2000, the date after power-down will be incorrectly set to 1980. Instructions regarding correcting this are provided both on the Internet and via customer inquiry. This leaves only versions lower than 3.100 which are truly non-compliant. The suggested solution for these products is an upgrade to a more recent, compliant version of the software at the cost of the Company. The Company has evaluated the number of customers still operating with these non-compliant versions. Of these customers, it is estimated that approximately half have already received the desired upgrades. As of March 26, 1999, the cost to upgrade the remaining units is estimated to total $36,000 which would not have a material adverse impact on the Company's business, operating results or financial condition.

     With respect to IT systems, the Company has inventoried its internal software and electronic hardware devices currently in use to determine which of these devices rely on a valid date in order to function. Of these, certain operating, accounting, and telephony systems were identified as critical. Resources required to make these systems Year 2000 compliant were evaluated based on availability and cost of the related upgrade. In general, the Company is obtaining Year 2000 compliant versions from third party software vendors and modifying these systems, which the Company expects to complete during the second quarter of 1999. Total costs of such remediation are estimated at $21,000. Non-IT embedded systems, consisting primarily of security systems, the emergency power generator, HVAC controls and elevators have also been reviewed. These systems were found to be year 2000 compliant.

     The Company also has certain key relationships with suppliers and subcontractors. We are preparing to contact certain third-party suppliers of key components or services regarding their Year 2000 readiness. Following completion of contacting these vendors, the Company will be better able to make a complete evaluation of the costs associated with identifying alternative vendors if the need arises.

  Risks Associated with Year 2000 and Contingency Plan

     Based on information currently available to the Company, the Company believes that the most reasonably likely worst case Year 2000 scenarios with respect to the Company relate to the potential failure of third party suppliers, subcontractors and customers to become Year 2000 compliant. The inability of suppliers and subcontractors to complete their Year 2000 remediation processes in a timely fashion could result in delays in introducing new products, reduced sales of new or existing products and disruptions in any future strategic relationships. The failure of these entities to become Year 2000 compliant could in turn have a material and adverse effect on the Company's results of operations and financial condition. The effect of non-compliance by suppliers, subcontractors and customers is not reasonably quantifiable.

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

     The Company currently does not have any Year 2000 contingency plan. The most significant aspect of any such plan would involve the ability of the Company to identify alternative vendors if the need arose. The Company believes it has that ability.

     The Company is not aware of any Year 2000 compliance problems relating to its current products or its IT or non-IT systems that would have a material adverse effect on the Company's business, results of operations and financial condition. However, the Company may discover Year 2000 problems in its products that will require substantial revisions. In addition, third-party software or hardware incorporated into the Company's products and material IT and non-IT systems may need to be revised or replaced, all of which could be time consuming and expensive. If material Year 2000 problems are discovered, the failure of the Company to fix its products or fix or replace third-party software, third party software incorporated into its products and in its IT systems could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could have a material adverse effect on the Company's business, results of operations and financial conditions.

  Expenses Related to Year 2000 Compliance

     The total cost of the Year 2000 preparedness effort is funded through operating cash flows and the Company is expensing these costs. The Company has not established any specific reserves for these costs. The Company has not incurred significant expense in becoming Year 2000 compliant as both the majority of our product software and the infrastructure of our internal systems were developed after the Year 2000 risks were realized. Future costs related to Year 2000 compliance are not expected to have a material adverse effect on the Company's results of operations or financial condition. However, the Company may experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which are composed predominantly of third party software and hardware technology with embedded software, and the Company's own products.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". In June 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 130, effective for fiscal periods beginning after December 15, 1997. The new standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. The Company adopted SFAS No. 130 during the year ended December 31, 1998. For the years ended December 31, 1998, 1997, and 1996, there were no components of comprehensive income other than net income.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". In 1998, the Company adopted SFAS No. 131, which requires a "management" approach of disclosing segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. For the years ended December 31, 1998, 1997, and 1996, there was no impact on the Company's financial statements.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". In February 1998, the FASB issued SFAS No. 132 which is effective for periods ending after December 15, 1998. The new standard revises employers' disclosures about pensions and other postretirement benefits. For the years ended December 31, 1998, 1997, and 1996, there was no impact on the Company's financial statements.

     SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not currently maintain any derivative investments nor does it conduct any hedging activities, therefore, SFAS No. 133 is not expected to impact the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company are included in this Report as pages 33 through 51.

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   33
Consolidated Balance Sheets.................................   34
Consolidated Statements of Operations.......................   35
Consolidated Statements of Stockholders' Equity (Deficit)...   36
Consolidated Statements of Cash Flows.......................   37
Notes to Consolidated Financial Statements..................   38

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Digital Lightwave, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Digital Lightwave, Inc. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period then ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

Tampa, Florida
January 29, 1999, except for Note 16, as to which the date is March 31, 1999

                            DIGITAL LIGHTWAVE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1998            1997
                                                              ------------    ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $  3,848        $ 24,031
  Accounts receivable.......................................       7,152           4,780
  Inventories...............................................       5,476           8,120
  Prepaid expenses and other current assets.................         748             481
                                                                --------        --------
          Total current assets..............................      17,224          37,412
Property and equipment, net.................................       9,274           6,785
Other assets................................................       1,060             164
                                                                --------        --------
          Total assets......................................    $ 27,558        $ 44,361
                                                                ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $  6,468        $  4,917
  Accrued settlement charges................................       8,489              --
                                                                --------        --------
          Total current liabilities.........................      14,957           4,917
Long-term liabilities.......................................         281              25
                                                                --------        --------
          Total liabilities.................................      15,238           4,942
                                                                --------        --------
Commitments and contingencies (Notes 7, 8, 10 and 15)
Stockholders' equity:
  Preferred stock, $.0001 par value; authorized 20,000,000
     shares; no shares issued or outstanding................          --              --
  Common stock, $.0001 par value; authorized 200,000,000
     shares; issued and outstanding 26,535,332 and
     26,440,878 shares, respectively........................           3               3
  Additional paid-in capital................................      57,927          55,201
  Accumulated deficit.......................................     (45,610)        (15,785)
                                                                --------        --------
          Total stockholders' equity........................      12,320          39,419
                                                                --------        --------
          Total liabilities and stockholders' equity........    $ 27,558        $ 44,361
                                                                ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
Sales..................................................  $   24,191    $    9,081    $    6,044
Cost of goods sold.....................................       9,219         3,124         2,079
                                                         ----------    ----------    ----------
Gross profit...........................................      14,972         5,957         3,965
                                                         ----------    ----------    ----------
Operating expenses:
  Engineering and development..........................      14,335         5,342         2,403
  Sales and marketing..................................      11,363         5,260         1,706
  General and administrative...........................       7,223         3,812         1,380
  Reorganization charges...............................       1,018            --            --
  Litigation settlement................................      11,500            --            --
                                                         ----------    ----------    ----------
          Total operating expenses.....................      45,439        14,414         5,489
                                                         ----------    ----------    ----------
Operating loss.........................................     (30,467)       (8,457)       (1,524)
                                                         ----------    ----------    ----------
Other income (expense):
  Interest income......................................         649         1,826           211
  Interest expense.....................................         (37)          (66)         (595)
  Other income (expense), net..........................          30             7          (200)
                                                         ----------    ----------    ----------
          Total other income (expense).................         642         1,767          (584)
                                                         ----------    ----------    ----------
Loss before income taxes...............................     (29,825)       (6,690)       (2,108)
Provision for income taxes.............................          --            --            --
                                                         ----------    ----------    ----------
          Net loss.....................................  $  (29,825)   $   (6,690)   $   (2,108)
                                                         ==========    ==========    ==========
Basic and diluted loss per share of common stock.......  $    (1.13)   $    (0.25)   $    (0.10)
                                                         ==========    ==========    ==========
  Weighted average common shares outstanding...........  26,475,749    26,084,208    21,829,235
                                                         ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   NOTE
                                  COMMON STOCK       ADDITIONAL                 RECEIVABLE
                               -------------------    PAID-IN     ACCUMULATED      FROM
                                 SHARES     AMOUNT    CAPITAL       DEFICIT     STOCKHOLDER    TOTAL
                               ----------   ------   ----------   -----------   -----------   --------
Balance, January 1, 1996.....  20,000,000     $2      $   522      $ (6,987)      $(1,700)    $ (8,163)
Issuance of common stock in
  exchange for debt..........   1,013,924     --        4,820            --            --        4,820
Sale of common stock.........     221,992     --        2,602            --            --        2,602
Issuance of common stock upon
  exercise of stock
  options....................      31,334     --           39            --            --           39
Issuance of common upon
  exercise of warrants.......   1,251,667     --        6,259            --            --        6,259
          Net loss...........          --     --           --        (2,108)           --       (2,108)
                               ----------     --      -------      --------       -------     --------
Balance, December 31, 1996...  22,518,917      2       14,242        (9,095)       (1,700)       3,449
Issuance of common stock from
  Initial Public Offering,
  net........................   3,658,860      1       39,591            --            --       39,592
Issuance of common stock.....     263,101     --        1,368            --            --        1,368
Repayment of note receivable
  from stockholder...........          --     --           --            --         1,700        1,700
          Net loss...........          --     --           --        (6,690)           --       (6,690)
                               ----------     --      -------      --------       -------     --------
Balance, December 31, 1997...  26,440,878      3       55,201       (15,785)           --       39,419
Issuance of common stock.....      94,454     --          226            --            --          226
Settlement of Haney
  Litigation.................          --     --        2,500            --            --        2,500
          Net loss...........          --     --           --       (29,825)           --      (29,825)
                               ----------     --      -------      --------       -------     --------
Balance, December 31, 1998...  26,535,332     $3      $57,927      $(45,610)      $    --     $ 12,320
                               ==========     ==      =======      ========       =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998         1997        1996
                                                              ---------    --------    --------
Cash flows from operating activities:
  Net loss..................................................  $(29,825)    $(6,690)    $(2,108)
  Adjustments to reconcile net loss to cash used by
     operating activities:
     Interest expense converted to equity...................        --          --         205
     Depreciation and amortization..........................     2,254         778         204
     Loss on disposal of property...........................        33          --           8
     Litigation settlement..................................     9,925          --          --
  Changes in operating assets and liabilities:
     Increase in accounts receivable........................    (2,372)     (2,270)     (2,499)
     Decrease (increase) in inventories.....................     2,645      (7,270)       (228)
     Increase in prepaid expenses and other assets..........    (1,163)        (37)       (499)
     Increase in accounts payable and accrued liabilities...     1,386       2,647         479
     Decrease in other long-term liabilities................        --          --          (5)
     Increase in accrued settlement charges.................     1,064          --          --
                                                              --------     -------     -------
          Net cash used by operating activities.............   (16,053)    (12,842)     (4,443)
                                                              --------     -------     -------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (4,381)     (5,994)       (635)
  Proceeds from sale of assets..............................        68          --          --
                                                              --------     -------     -------
          Net cash used by investing activities.............    (4,313)     (5,994)       (635)
                                                              --------     -------     -------
Cash flows from financing activities:
  Repayment of stockholder receivable.......................        --       1,700          --
  Proceeds from notes payable...............................        --          --       2,350
  Principal payments on notes payable.......................        --        (750)     (3,000)
  Principal payments on notes payable, related party........        --          --        (202)
  Principal payments, capital lease obligations.............       (43)       (208)       (195)
  Proceeds from sale of common stock, net of expense........       226      40,960          --
  Cash paid for common stock................................        --          --       7,218
                                                              --------     -------     -------
          Net cash provided by financing activities.........       183      41,702       6,171
                                                              --------     -------     -------
Net (decrease) increase in cash and cash equivalents........   (20,183)     22,866       1,093
Cash and cash equivalents at beginning of period............    24,031       1,165          72
                                                              --------     -------     -------
Cash and cash equivalents at end of period..................  $  3,848     $24,031     $ 1,165
                                                              ========     =======     =======
Other supplemental disclosures:
  Cash paid for interest....................................  $     37     $    66     $   547
Non-cash investing and financing activities:
  Capital lease obligations incurred........................  $    382     $    --     $   355
  Fixed asset additions included in accounts payable at year
     end....................................................        82         327          --
  Disposals of property and equipment.......................        --          --          18
  Notes payable converted to equity.........................        --          --       6,295
  Accounts receivable related to capital leases.............       847          --          --

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

GENERAL

     Digital Lightwave, Inc. (the "Company") was incorporated on October 12, 1990 in the state of California, and subsequently reincorporated in Delaware on March 18, 1996 through a merger into a newly formed Delaware corporation. The Company commenced business on February 15, 1991 and manufactures and sells advanced computer systems that provide information concerning the performance of fiberoptic (or "lightwave") telecommunications networks and transmission equipment. The Company's major product, the ASA 312, is a portable software-based network information computer that is lightweight, compact and easily operated through a touch sensor over a full color display. The ASA 312 enables users to understand and process information, simultaneously and without interruption, from telecommunications networks utilizing legacy T-Carrier protocol, lightwave SONET protocol and lightwave ATM protocol. The Company sells its products to InterExchange Carriers ("IXCs"), Regional Bell Operating Companies ("RBOCs"), Competitive Access Providers ("CAPs"), independent telephone companies, network equipment manufacturers, equipment leasing companies and private network operators.

     On January 6, 1998, Digital Lightwave Leasing Corporation ("DLLC") was incorporated in the State of Delaware. The Company commenced business immediately and provides financing for the purchase of the Company's product in the form of capital leases as well as equipment rental to the Company's customers. DLLC is a wholly-owned subsidiary of the Company and all significant intercompany transactions and balances are eliminated in consolidation.

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

                            DIGITAL LIGHTWAVE, INC.

customers are recorded as a reduction in sales during the period in which the return was made. To date, the Company has not experienced a significant amount of product returns.

     In addition, beginning January 1, 1998, revenue from the sale of the Company's product is recognized in accordance with SOP 97-2, Software Revenue Recognition. SOP 97-2 requires the total contract revenue to be allocated to the various elements of the contract based upon objective evidence of the fair values of such elements and allows for only the allocated revenue to be recognized upon completion of those elements. The effect of the adoption of SOP 97-2 was not significant to the Company's results of operations for the year ended December 31, 1998.

     Revenue representing interest income on leasing transactions is recognized over the life of the lease as the payments become due.

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

INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the consolidated financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

COMPUTATION OF NET LOSS PER SHARE

     Basic loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the years ended December 31, 1998 and 1997, diluted loss per share, which includes the effect of incremental shares from common stock equivalents using the treasury stock method, is not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive. The table

                            DIGITAL LIGHTWAVE, INC.

below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

                                            FOR THE YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                           1998          1997           1996
                                        ----------    -----------    ----------
Basic:
  Weighted average common shares
     outstanding......................  26,475,749     26,084,208    21,375,584
                                        ----------    -----------    ----------
          Total basic.................  26,475,749     26,084,208    21,375,584
Diluted:
  Incremental shares for common stock
     equivalents......................      18,690*       976,013*      453,651
                                        ----------    -----------    ----------
          Total dilutive..............  26,494,439     27,060,221    21,829,235
                                        ==========    ===========    ==========

           * not included in loss per share calculations due to anti-dilutive effect

     Pursuant to the requirements of the Securities and Exchange Commission, common stock, stock options and warrants issued by the Company during the twelve months immediately preceding the Initial Public Offering date have been included in the calculation of the weighted average shares outstanding for the year ended December 31, 1996 using the treasury stock method based on the Initial Public Offering price. Accordingly, weighted average common shares includes 1,375,584 of common stock equivalent shares issued during the year ended December 31, 1996 shown as outstanding. Incremental shares for common stock equivalents includes 453,651 common stock equivalent shares for options issued during the year ended December 31, 1996.

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables. As of December 31, 1998, 1997 and 1996, substantially all of the Company's cash balances, including amounts representing outstanding checks, were deposited with what management believes to be high quality financial institutions. During the normal course of business, the Company extends credit to customers conducting business primarily in the telecommunications industry both within the United States and internationally.

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". In June 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 130, effective for fiscal periods beginning after December 15, 1997. The new standard requires that comprehensive income, which includes net income as well as certain changes in assets and liabilities recorded in common equity, be reported in the financial statements. The Company adopted SFAS No. 130 during the year ended December 31, 1998. For the years ended December 31, 1998, 1997, and 1996, there were no components of comprehensive income other than net income.

                            DIGITAL LIGHTWAVE, INC.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". In 1998, the Company adopted SFAS No. 131, which requires a "management" approach of disclosing segment information. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. For the years ended December 31, 1998, 1997, and 1996, there was no impact on the Company's financial statements.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". In February 1998, the FASB issued SFAS No. 132 which is effective for periods ending after December 15, 1998. The new standard revises employers' disclosures about pensions and other postretirement benefits. For the years ended December 31, 1998, 1997, and 1996, there was no impact on the Company's financial statements.

     SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities". SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not currently maintain any derivative investments nor does it conduct any hedging activities, therefore, SFAS No. 133 is not expected to impact the Company.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 1998 presentation.

2.  INVENTORIES

     Inventories at December 31, 1998 and 1997 are summarized as follows:

                                                              1998      1997
                                                             ------    ------
                                                              (IN THOUSANDS)
Raw materials..............................................  $2,166    $1,266
Work-in progress...........................................   1,443     1,875
Finished goods.............................................   1,867     4,979
                                                             ------    ------
                                                             $5,476    $8,120
                                                             ======    ======

3.  PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1997 are summarized as follows:

                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Test equipment...........................................  $ 4,418    $ 2,569
Computer equipment and software..........................    3,555      2,895
Tooling..................................................      487        455
Tradeshow fixtures and equipment.........................      242         59
Office furniture, fixtures and equipment.................    2,255      1,381
Leasehold improvements...................................    1,214        582
                                                           -------    -------
                                                            12,171      7,941
Less accumulated depreciation............................   (2,897)    (1,156)
                                                           -------    -------
                                                           $ 9,274    $ 6,785
                                                           =======    =======

                            DIGITAL LIGHTWAVE, INC.

     Equipment under capital lease and related accumulated amortization, included above at December 31, 1998 and 1997 are summarized as follows:

                                                              1998     1997
                                                              -----    -----
                                                              (IN THOUSANDS)
Test equipment..............................................  $425     $ 75
Computer equipment and software.............................   117       37
                                                              ----     ----
                                                               542      112
Less accumulated amortization...............................   (96)     (39)
                                                              ----     ----
                                                              $446     $ 73
                                                              ====     ====

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities at December 31, 1998 and 1997 are summarized as follows:

                                                              1998      1997
                                                             ------    ------
                                                              (IN THOUSANDS)
Accounts payable...........................................  $3,594    $3,541
Deferred revenue...........................................     124       765
Current portion of capital lease obligations...............     153        42
Accrued expenses and other.................................   2,597       569
                                                             ------    ------
                                                             $6,468    $4,917
                                                             ======    ======

5.  INCOME TAXES

     The tax effected amounts of temporary differences at December 31, 1998 and 1997 are summarized as follows:

                                                            1998       1997
                                                          --------    -------
                                                            (IN THOUSANDS)
Current:
  Deferred tax asset:
     Deferred compensation..............................  $     64    $    33
     Accrued liabilities................................     3,194         --
     Other..............................................       774        408
     Valuation allowance................................    (3,869)      (418)
                                                          --------    -------
          Total current deferred tax asset..............       163         23
                                                          --------    -------
          Net current deferred tax asset................  $    163    $    23
                                                          --------    -------
Non-current:
  Deferred tax asset:
     Net operating loss carry forward...................  $ 14,686    $ 5,628
     Other..............................................        --         --
     Research and experimentation credit................       549        142
     Valuation allowance................................   (14,621)    (5,464)
                                                          --------    -------
          Total non-current deferred tax asset..........       614        306
                                                          --------    -------

                            DIGITAL LIGHTWAVE, INC.

                                                            1998       1997
                                                          --------    -------
                                                            (IN THOUSANDS)
Deferred tax liability:
  Property related......................................  $   (777)   $  (329)
                                                          --------    -------
          Total non-current deferred tax liability......      (777)      (329)
                                                          --------    -------
          Net deferred tax asset........................  $      0    $     0
                                                          ========    =======

     Management believes that it is more likely than not that the tax benefit associated with these deferred tax assets will not be realized and, therefore as of December 31, 1998, the Company has established a valuation allowance of approximately $18.5 million. The result is an increase in the valuation allowance from December 31, 1997 of approximately $12.6 million.

     As of December 31, 1998, the Company had net operating loss carry forwards of approximately $39.0 million for tax purposes. Due to certain change of ownership requirements of Section 382 of the Internal Revenue Code ("IRC"), utilization of the Company's net operating losses incurred prior to July 1, 1993 is expected to be limited to approximately $7,500 per year. This limitation in conjunction with the expiration period for these pre-July 1, 1993 net operating losses results in the Company's total net operating losses available being limited to approximately $38.2 million. Loss carry forwards will expire between the years 2008 and 2018.

     As of December 31, 1998, the Company also had general business credit carry forwards of approximately $500,000 which expire between the years 2008 and 2011. These credits are also subject to the Section 382 annual limitation. Approximately $15,000 of these credits are subject to the Section 382 annual limitation.

     Following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the statement of operations.

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1998         1997       1996
                                                 ---------    --------    ------
                                                         (IN THOUSANDS)
Tax benefit at U.S. Federal income tax rate....  $(10,140)    $(2,275)    $(717)
State income tax benefit, net of Federal.......    (1,083)       (243)      (76)
Other, net.....................................      (979)       (410)        6
Valuation allowance increase...................    12,609       2,928       787
Research and experimentation credit............      (407)         --        --
                                                 --------     -------     -----
Provision for income taxes.....................  $      0     $     0     $   0
                                                 ========     =======     =====

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

                            DIGITAL LIGHTWAVE, INC.

7.  LEASES

     The Company is obligated under various non-cancelable leases for equipment and office space. Future minimum lease commitments under operating and capital leases were as follows as of December 31, 1998:

                                                            CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                            -------    ---------
                                                               (IN THOUSANDS)
1999......................................................   $196       $ 1,891
2000......................................................    169         2,314
2001......................................................    110         2,291
2002......................................................     --         2,314
2003......................................................     --         2,314
Thereafter................................................     --        13,006
                                                             ----       -------
                                                              475       $24,130
                                                                        -------
Less: Amount representing interest........................     69
                                                             ----
Present value of minimum lease payments...................    406
Less: Current portion.....................................    155
                                                             ----
                                                             $251
                                                             ====

     Total rental expense was approximately $1,162,900, $506,000 and $241,500 for the years ended December 31, 1998, 1997, and 1996, respectively.

8.  COMMITMENTS

     At December 31, 1998, the Company had outstanding purchase order commitments to purchase certain inventory items totaling approximately $2.5 million.

     On January 13, 1998 the Company entered into a ten year lease agreement, which was amended on February 18, 1998, for a three story office building with 92,225 square feet of rentable space. The building was completed in November 1998 and the Company relocated certain of its operations to the building on November 30, 1998. The Company is currently leasing 67% of the rentable space at a cost of $13.43 per square foot per annum in base rent and $5.38 per square foot per annum in operating expenses. At the beginning of year two, the rental costs will increase to $14.175 and $6.00 for base rent and operating expenses, respectively. Thereafter, the rental costs shall increase by 2.5% per lease year.

     The Company was required to pay a tenant improvement allowance of $900,000 during 1998. The allowance is held in escrow by the landlord to secure the Company's obligations under the lease. The Company has an option to terminate the lease at the conclusion of the seventh lease year. Such option, if exercised, will invoke a termination fee of $1,941,749 plus six months of estimated operating expenses. The Company also has an option to purchase the building for approximately $14.5 million which may be exercised at any time during the initial lease term and will require a $300,000 deposit when notice to exercise is given.

     As required by the lease agreement, the Company has put in place a standby letter of credit to the benefit of the landlord in the amount of $2,300,000, which is collateralized by a three month certificate of deposit with a financial institution. The lease agreement calls for a declining letter of credit over the life of the lease.

     In accordance with the terms of the lease, the Landlord also issued a letter of credit to the benefit of the Company in the amount of $1,000,000, which secured the landlord's performance obligations under the lease and was terminated upon occupancy.

                            DIGITAL LIGHTWAVE, INC.

     The Company entered into an accounts receivable agreement dated December 28, 1998 with EAB Leasing Corp. ("EAB") providing for the sale of the Company's accounts receivable to EAB. The aggregate maximum amount the Company can borrow at one time under this agreement is $2.9 million through June 28, 1999, with a maximum of $2.0 million available on a monthly basis. In connection with this agreement, the Company has granted EAB a security interest in its accounts, accounts receivables, contract rights, equipment, chattel paper, general intangibles, instruments, inventory and all proceeds of the foregoing. The annual interest rate equivalent charged to the Company under this agreement is the prime rate plus 1.5%. The agreement also provides that the Company pay a minimum monthly service fee in the amount of $10,000. As of December 31, 1998, no sales had been made under this agreement.

9.  RELATED PARTY TRANSACTIONS

     During December 1995, a stockholder borrowed $1,700,000 from the Company. This note accrued interest at 9% with interest payments due monthly. The principal sum and accrued interest thereon was repaid by the stockholder in September 1997. The accompanying consolidated financial statements include the note as a decrease in stockholders' equity, as well as accrued interest of approximately $31,300 as of December 31, 1996.

     During December 1998, a stockholder borrowed $100,000 from the Company. This note is accruing interest at 9% with the principal sum and accrued interest thereon payable no later than December 31, 1999.

     In 1998, a director received $12,750 for services performed as a consultant to the Company.

10.  COMMON STOCK, STOCK OPTIONS, AND WARRANTS

STOCK OPTIONS

     During 1995, the Company entered into option agreements with certain parties to purchase an aggregate of up to 701,000 shares of common stock at the price to the public per share, in the event of an initial public offering of common stock of the Company, at an aggregate purchase price equal to $154,500. The Company subsequently terminated several agreements which reduced the aggregate shares subject to such options to 470,000, at an aggregate price equal to $39,000. The options were exercised during July, 1996.

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

CORPORATE MERGER

     Pursuant to an Agreement and Plan of Merger (the Merger) dated January 9, 1996, Digital Lightwave, Inc., a California corporation merged into Digital Lightwave, Inc., a Delaware corporation effective March 18, 1996. The merger increased the number of shares of common stock authorized from 1,000,000, no par value, to 80,000,000, $.0001 par value. In connection with the merger, the Company also authorized 20,000,000 shares of $.0001 par value preferred stock. Each share of outstanding common stock of the California corporation was converted into 3,921.5686 shares of common stock of the Delaware corporation. All applicable share and per share amounts in the accompanying consolidated financial statements have been retroactively adjusted to reflect these events.

                            DIGITAL LIGHTWAVE, INC.

     Effective July 25, 1996, the Board of Directors authorized an increase in the number of authorized shares of common stock from 80,000,000 shares to 200,000,000 shares.

EMPLOYEE STOCK OPTION PLAN

     The Company's 1996 Stock Option Plan (the "Option Plan") became effective on March 5, 1996. A reserve of 5,000,000 shares of the Company's Common Stock has been established for issuance under the Option Plan. Transactions related to the Option Plan during 1998, 1997 and 1996 are summarized as follows:

                                                                WEIGHTED AVERAGE
                                                    SHARES        OPTION PRICE
                                                  ----------    ----------------
Outstanding at 1/1/96...........................          --            --
  Granted.......................................   1,250,037         $5.17
  Exercised.....................................          --            --
  Forfeited.....................................     (80,540)         5.24
                                                  ----------
Outstanding at 12/31/96.........................   1,169,497          5.16
  Granted.......................................   1,221,015          8.72
  Exercised.....................................    (257,843)         5.03
  Forfeited.....................................     (81,884)         5.37
                                                  ----------
Outstanding at 12/31/97.........................   2,050,785          7.29
  Granted.......................................   2,362,643          3.62
  Exercised.....................................          --            --
  Forfeited.....................................  (1,723,282)         7.39
                                                  ----------         -----
Outstanding at 12/31/98.........................   2,690,146         $3.98
                                                  ==========         =====

     The following table summarizes information about stock options outstanding to employees and directors at December 31, 1998:

                                           NUMBER                           NUMBER
                                         OUTSTANDING       WEIGHTED       EXERCISABLE
                                             AT            AVERAGE            AT
EXERCISE PRICE PER SHARE                  12/31/98      REMAINING LIFE     12/31/98
------------------------                 -----------    --------------    -----------
     $2.3130...........................    600,000           6.00                 0
      2.5630...........................    478,616           5.97                 0
      4.4375...........................    320,800           5.38            75,000
      4.6875...........................    666,230           5.23            50,000
       5.000...........................    117,083           3.18            69,296
       5.250...........................    423,487           4.73           163,666
       7.250...........................     25,000           7.10             8,333
       9.000...........................     50,000           7.10            16,666
      13.125...........................      8,930           4.78             2,972

     All options issued vest in one-third increments over a three year period, with the exception of three option agreements which provide for various vesting schedules throughout the same three-year vesting period. Option agreements generally expire six years from date of issue if not exercised. Unvested options are generally forfeited upon termination of employment with the Company. Total shares exercisable were 385,933, 421,566 and 0 as of December 31, 1998, 1997 and 1996, respectively.

                            DIGITAL LIGHTWAVE, INC.

EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1997 Employee Stock Purchase Plan became effective on August 25, 1997 in order to provide employees with the opportunity to purchase shares of the Company's Common Stock. An aggregate of 300,000 shares of the Company's Common Stock was reserved for issuance under the Plan. At December 31, 1998 a total of 99,712 shares had been purchased by employees participating in the plan at a weighted average price per share of $2.98.

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

                                                 1998       1997       1996
                                               --------    -------    -------
                                                       (IN THOUSANDS)
Pro forma net loss:
  As reported................................  $(29,825)   $(6,690)   $(2,108)
  As adjusted (unaudited)....................   (35,502)    (8,769)    (3,417)
Pro forma basic loss per share:
  As reported................................  $  (1.13)   $ (0.25)   $ (0.10)
  As adjusted (unaudited)....................     (1.34)     (0.34)     (0.16)

     No options were granted prior to 1996.

     These pro forma amounts were determined using the Black-Scholes valuation model with the following key assumptions: (a) a discount rate of 4.86%, 5.84%, and 6.00% for December 31, 1998, 1997 and 1996, respectively; (b) a volatility factor based upon the week ending price for comparable public companies for periods matching the terms of the options granted; (c) an average expected option life of 4.0, 4.2 and 5.0 years for December 31, 1998, 1997 and 1996, respectively; (d) there have been no options that have expired; and (e) no payment of dividends.

SUBSCRIPTION AGREEMENTS

     During 1995, the Company entered into subscription agreements (the Agreements) with certain noteholders for the issuance of an aggregate of 782,898 shares of common stock for the surrender of the outstanding balance on the notes (excluding certain accrued interest) of an aggregate of $4,074,000. Pursuant to the Agreements, the Company issued warrants to purchase 1,050,000 and 18,747 shares of common stock at an exercise price of $5.00 and $9.00 per share, respectively. The warrants expire on the earlier of: (i) three years from their respective dates of issuance; (ii) thirty (30) days following the filing of a registration statement for an underwritten initial public offering of the common stock of the Company; or (iii) a change of control of the Company. During the year ended December 31, 1996, 1,050,000 and 1,667 shares of Common Stock were issued upon the exercise of warrants at a price of $5.00 and $9.00 per share, respectively. The remaining 17,080 warrants expired in connection with the initial public offering. See Note 13. On May 29, 1996, the Company entered into a subscription agreement with an institutional investor for the issuance of 66,667 shares of common stock at a price of $18.00 per share. In the event that on or before May 23, 1997 the Company completed an Initial Public Offering of its Common Stock, then the price of the shares would be adjusted by: (i) payment by the stockholder to the Company in the amount equal to the excess, if any, over $18.00 per share of the price to the public per share times 75% (the 75% price), or by (ii) a payment by the

                            DIGITAL LIGHTWAVE, INC.

Company to the stockholder equal to the excess, if any, of $18.00 per share over the 75% price. The Company recorded a liability of $400,000 as of December 31, 1996, based upon management's estimate of the expected payment to the institutional investor. In February 1997 the Company completed its Initial Public Offering at a price of $12.00 per share. Accordingly, the Company has made payment to the institutional investor as required by the terms of the subscription agreement.

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

11.  DEFINED CONTRIBUTION PLAN

     During 1997, the Company implemented a defined contribution plan which qualifies under IRC section 401(k). All full-time employees are eligible to participate in the plan after three months of service with the Company. Employees may contribute up to 15% of their salary to the plan, subject to certain Internal Revenue Service limitations. The Company matches the first 6% of such voluntary contributions at 50% of the amount contributed by the employee. The Company does not make unmatched contributions. For the years ended December 31, 1998 and 1997, total Company contributions to the plan were approximately $141,000 and $27,000, respectively.

12.  SIGNIFICANT CUSTOMERS

     For the year ended December 31, 1998, the Company's four largest customers accounted for approximately 57% of total revenues, with Qwest, MCI WorldCom, Tellabs, and GTE accounting for approximately 17%, 16%, 13%, and 11% of total sales, respectively. For the year ended December 31, 1997, sales to the Company's five largest customers comprised 69% of its total revenues, with WorldCom, Inc. (prior to its acquisition of MCI Communications Corporation) and its subsidiaries accounting for 42% of total sales. For the year ended December 31, 1996, the Company's five largest customers accounted for approximately 62% of total revenues, with MCI Communications Corporation (prior to its acquisition by WorldCom, Inc.), Ameritech Corporation and Pacific Telesis Group accounting for 23%, 19% and 15% of total sales, respectively. No other customers accounted for sales of 10% or more during such periods.

13.  INITIAL PUBLIC OFFERING

     Effective February 5, 1997, the Company sold 3,658,860 shares of common stock, $.0001 par value, in connection with an Initial Public Offering. Gross proceeds to the Company approximated $40,800,000.

14.  REORGANIZATION CHARGES

     In order to reduce costs and improve operating efficiencies, the Company began streamlining its management and operating structure in February 1998 and eliminated 20 full-time positions resulting in a one-time charge to earnings of $1.0 million in connection with this restructuring. Additionally, the Company eliminated 55 full-time positions in August 1998 which did not result in a significant charge to earnings. Notes and related interest receivable from employees terminated in the restructurings totaling approximately $280,000 were forgiven and are included in the $1.0 million restructuring charge.

                            DIGITAL LIGHTWAVE, INC.

15.  LEGAL PROCEEDINGS

     As of April 9, 1998, 23 class action complaints (which were subsequently consolidated into a single action) for violations of the Federal Securities Laws during certain periods in 1997 and 1998 had been filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of our Common Stock. The complaints named as defendants the Company, Bryan J. Zwan, the Company's Chairman, Steven H. Grant, the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary, and other former corporate officers. The complaints allege that the Company and certain officers during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of our Common Stock.

     On July 23, 1998, the Company entered into a memorandum of understanding for the settlement of these class action complaints. In late October 1998, a Stipulation of Settlement was filed with the court and on December 21, 1998, the court preliminarily approved the settlement. The settlement is still subject to final approval by the court. The preliminarily approved settlement consists of $4.26 million in cash, to be paid to plaintiffs primarily by a claim on the Company's directors and officers liability insurance policy, and the issuance of up to 1.8 million shares of Common Stock. The Company recorded a one-time charge of $8.5 million during 1998 as a result of the preliminarily approved settlement.

     On November 5, 1997, Hugh Brian Haney ("Plaintiff") commenced an action in the United States District Court for the Southern District of Ohio against Bryan
J. Zwan, the Company's Chairman of the Board and then Chief Executive Officer, and the Company ("Defendants"). An amended complaint filed December 15, 1997 alleged violations of Section 10(b) of the Securities Exchange Act, violations of state corporation statutes, and various common law violations by Defendants in connection with Plaintiff's sale to the Company's predecessor in November 1995, pursuant to a previously granted option exercisable by Zwan and/or the Company's predecessor, of 4,900 shares of stock in the Company's predecessor, an amount equivalent to 19,215,686 shares of the Company's common stock. The amended complaint sought, among other things, (1) rescission of the sale of the shares transferred by Plaintiff and (2) damages of $235 million, together with interest. On October 20, 1998, the Company and Zwan entered into an agreement with Plaintiff to settle the action. The settlement agreement provides, among other things, for dismissal of the action with prejudice, for a $500,000 payment by the Company to Plaintiff for his attorneys' fees and grants Plaintiff an option, for 10 years, to purchase for $1 per share 2 million shares of Zwan's stock in the Company. Pursuant to that agreement, the action was dismissed with prejudice on November 13, 1998. The Company recorded a $3.0 million charge to earnings consisting of the cash payment and the valuation of the options upon settlement.

     The Company from time to time is involved in lawsuits arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs. The Company is not aware of any additional lawsuits that were pending that could have a material adverse effect on the Company's business, financial condition and results of operations.

16.  SUBSEQUENT EVENTS

     On March 12, 1999, the United States District Court for the Middle District of Florida indicated that it would grant final approval of the settlement of the class action complaints discussed at Note 15 -- Legal Proceedings. The settlement is subject to appeal.

     On March 31, 1999, the Company entered into a financing agreement with certain investors pursuant to which the Company has agreed to issue $3.0 million of 9% Secured Bridge Notes due January 17, 2000. These notes will be collateralized by all of the Company's assets and will be subordinated to the accounts receivable agreement with EAB (see Note 8 -- Commitments) and the proposed line of credit agreement with

                            DIGITAL LIGHTWAVE, INC.

Emergent Business Capital described in the following paragraph. In connection with the financing agreement, the Company agreed to issue warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants. The warrants will have a term of five years from the date of issuance. The Company has agreed to register the warrants and the common stock issuable upon exercise thereof under the Securities Act of 1933.

     On March 31, 1999, the Company entered into a Letter of Commitment with Emergent Business Capital pursuant to which Emergent Business Capital would provide the Company with a $5.0 million line of credit (the "Emergent Line of Credit"). Under the Emergent Line of Credit, the Company would be entitled to borrow up to $5.0 million, subject to certain borrowing limitations based on amounts of the Company's accounts receivable and other assets. The Emergent Line of Credit will have a term of two years. All indebtedness outstanding under the Emergent Line of Credit Agreement will be collateralized by substantially all of the Company's assets.

17.  QUARTERLY OPERATING RESULTS (UNAUDITED)

     The following table presents unaudited quarterly operating results for each of the last eight quarters. This information has been prepared by the Company on a basis consistent with the Company's consolidated financial statements and includes all adjustments, consisting only of normal recurring accruals, in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future operating results.

     On January 22, 1998, the Company issued a press release and related Form 8-K indicating that the Company would restate its financial results for quarters ending June 30, 1997 and September 30, 1997, respectively. The table below gives effect to such restatement:

                                                           QUARTER ENDED
                                      --------------------------------------------------------
                                       MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                         1998          1998           1998            1998
                                      -----------   -----------   -------------   ------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales...............................  $     5,432   $     3,517    $     6,915    $     8,327
Gross Profit........................        3,329         2,183          4,295          5,165
Operating loss......................       (4,839)      (14,747)        (4,617)        (6,264)
Net loss............................       (4,560)      (14,580)        (4,515)        (6,169)
Loss per share(1)...................         (.17)         (.55)          (.17)          (.23)
Weighted average shares
  outstanding.......................   26,441,775    26,461,151     26,484,670     26,512,397

                                                           QUARTER ENDED
                                      --------------------------------------------------------
                                       MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                         1997          1997           1997            1997
                                      -----------   -----------   -------------   ------------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales...............................  $     1,498   $     2,601    $     1,240    $     3,742
Gross Profit........................          931         1,806            814          2,406
Operating loss......................       (1,605)       (1,116)        (3,126)        (2,610)
Net loss............................       (1,312)         (577)        (2,615)        (2,186)
Loss per share(1)...................         (.05)         (.02)          (.10)          (.08)
Weighted average shares
  outstanding.......................   24,754,887    26,321,990     26,374,388     27,596,955

---------------
(1) Earnings per share were calculated for each three month and twelve month period on a stand-alone basis.

     It is anticipated that as the Company matures, the Company's sales and operating results may fluctuate from quarter-to-quarter and from year-to-year due to a combination of factors, certain of which are outside the

                            DIGITAL LIGHTWAVE, INC.

control of the Company, including, among others (i) the timing and amount of significant orders from the Company's customers, (ii) the ability to obtain sufficient supplies of sole or limited source components for the Company's products, (iii) the ability to attain and maintain production volumes and quality levels for its products, (iv) the mix of distribution channels and products, (v) new product introductions by the Company's competitors, (vi) the Company's success in developing, introducing and shipping product enhancements and new products, (vii) pricing actions by the Company or its competitors,
(viii) changes in material costs and (ix) general economic conditions. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not anticipate that its backlog at the beginning of each quarter will be sufficient to achieve expected revenue for that quarter. To achieve its revenue objectives, the Company expects that it will have to obtain orders during a quarter for shipment in that quarter. As a result of all of the foregoing, there can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis. See "Item 1. Factors That May Affect Operating Results -- We experience fluctuations in our operating results and our sales are seasonal."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company and their ages as of the date of this report are as follows:

NAME                                        AGE                         POSITION
----                                        ---                         --------
Dr. Bryan J. Zwan.........................  51    Chairman of the Board
Gerry Chastelet...........................  52    President and Chief Executive Officer and Director
Steven H. Grant...........................  39    Executive Vice President, Finance, Chief Financial
                                                  Officer and Secretary
George Matz...............................  49    Executive Vice President and General Manager,
                                                  Network Products
Ali Haider................................  48    Senior Vice President, Engineering
Joe Fuchs.................................  47    Vice President, Quality Management
Dr. William F. Hamilton(1)(2).............  58    Director
William Seifert(1)(2).....................  48    Director

---------------

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

Following is a description of the background of each of the Company's executive officers and directors:

     Dr. Zwan founded the Company in October 1990 and has served as Chairman of the Board since its inception. In addition, Dr. Zwan served as the Company's Chief Executive Officer from the Company's inception until December 1998 and served as its President from inception until March 1996 and from October 1996 until December 1998. From 1987 to 1991, Dr. Zwan was Chief Executive Officer of Digital Photonics, Inc. ("DPI"), a SONET multiplexer manufacturer which he founded in 1987. DPI was purchased in December 1990 by Digital Transmission Systems, Inc., a manufacturer of digital cross-connect equipment and DS1 modems. From 1985 to 1987, Dr. Zwan was Vice President, Optical Products at DSC Communications Corporation, a global provider of telecommunication transmission, cross-connect and network access equipment. Dr. Zwan was a member of the Research Facility Staff at the Massachusetts Institute of Technology for two years, and holds a Ph.D. in Space Physics from Rice University and B.S. degrees in Physics and Chemistry from the University of Houston.

     Mr. Chastelet currently serves as President and Chief Executive Officer and a Director and joined the Company on December 31, 1998. Prior to joining the Company, Mr. Chastelet served as President and Chief Executive Officer of Wandel & Goltermann Technologies, Inc., a global supplier of communications test and measurement equipment, from December 1995 to October 1998. From June 1993 to November 1995, he served as Vice President Sales, Marketing and Service-Americas and Asia Pacific for Network Systems Corporation, a supplier of channel-attached communications solutions for large mainframe computers. From 1989 to 1993, he was Vice President Sales, Marketing and Service for Infotron/Gandalf Systems Corporation. Mr. Chastelet holds a degree in Electronics Engineering from Devry Institute of Technology and is a graduate of the University of Toronto Executive MBA Program.

     Mr. Grant currently serves as Executive Vice President, Finance, Chief Financial Officer and Secretary and joined the Company in September 1997. Prior to joining the Company, Mr. Grant served as Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary at Precision Systems Inc. from July 1996 through September 1997. Mr. Grant also served as Executive Vice President, Chief Financial/ Administrative Officer and Treasurer for Silver King Communications Inc. from December 1992 through July 1996, and as Director of Corporate Finance, Investor Relations and Assistant Treasurer at Home Shopping Network from February 1989 through December 1992. Mr. Grant holds a Bachelor's Degree in Accounting from the University of Alabama and holds an MBA in Finance from the University of South Florida.

     Mr. Matz currently serves as Executive Vice President and General Manager, Network Products and joined the Company in May 1998. Mr. Matz joined the Company as the Executive Vice President of Global Marketing and Sales and switched to his current position in February, 1999. Prior to joining the Company, Mr. Matz served as Vice President of Global Sales at Boston Technology, Inc., a supplier of systems, software and services to telecommunications companies, from December 1995 to May 1998. From August 1994 to December 1995, Mr. Matz served as Executive Director of Global Sales at Dale, Gesek, McWilliams and Sheridan, Inc., an international supplier of telecommunications products and services. From March 1990 to August 1994, Mr. Matz served as Director of North American Sales at Summa Four, Inc. Mr. Matz holds a B.S. degree from Wilkes University.

     Mr. Haider currently serves as Senior Vice President, Engineering and joined the Company in September 1997. Prior to joining the Company, Mr. Haider was a Director, Technical Support Center at AT&T/Paradyne Corporation from May 1996 to September 1997, Director, Engineering from May 1991 to May 1996, and Engineering Manager from July 1984 through May 1991. Mr. Haider holds a Masters Degree in Electrical Engineering from the University of Houston, a B.S. in Electrical Engineering from the University of Engineering and Technology, Lahore, Pakistan, and a B.S. in Physics and Math from Gordon College, University of Punjab.

     Mr. Fuchs currently serves as Vice President, Quality Management and joined the Company in January 1997. Prior to joining the Company, Mr. Fuchs was a System Test Lead and Project Manager at AT&T/Paradyne from May 1992 through December 1996. Mr. Fuchs also worked at AT&T Bell Laboratories as a member of technical staff in the Transmission Center and the Quality Assurances Center from 1981 though 1992. Mr. Fuchs holds a B.S. in Electrical Engineering from the Pratt Institute and a M.S. in Electrical Engineering from Columbia University.

     Dr. Hamilton has served as a Director since 1997. He is the Landau Professor of Management and Technology at the Wharton School of the University of Pennsylvania and has been a professor at the University of Pennsylvania since July 1967. He is also a director of the following public companies: Centocor, Inc., Hunt Manufacturing Co., Marlton Technologies, Inc. and Neose Technologies, Inc.

     Mr. Seifert has served as a Director since 1997. He is currently an entrepreneur/engineer. Prior to this he served as Chief Executive Officer of Agile Networks, Inc., a wholly-owned subsidiary of Lucent Technologies, Inc. from 1991 to 1997. Prior to founding Agile Networks, Inc. in 1991, Mr. Seifert was also the founder of Wellfleet Communications, now Bay Networks.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten (10) percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by regulations of the SEC to furnish the Company with copies of all Section 16(a) forms that they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, the Company's officers, directors and greater than ten percent stockholders complied with all applicable Section 16(a) filing requirements, except that Dr. Bryan Zwan filed one late Form 4 for a transaction and Messrs. Joe Fuchs and Ali Haider each filed one late Form 5 for a transaction.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table shows, for the year ended December 31, 1998, the cash and other compensation awarded to, earned by or paid to Dr. Zwan and each other executive officer who earned in excess of $100,000 for all services in all capacities (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM COMPENSATION
                                                                         ---------------------------
                                                                              AWARDS
                                            ANNUAL COMPENSATION             RESTRICTED       PAYOUTS
                                     ---------------------------------   -----------------   -------       ALL
                                                          OTHER ANNUAL   STOCK    OPTIONS/    LTIP        OTHER
                                      SALARY     BONUS    COMPENSATION   AWARDS     SARS     PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION   YEAR     ($)        ($)         ($)         ($)       (#)        ($)         ($)
---------------------------   ----   --------   -------   ------------   ------   --------   -------   ------------
Bryan J. Zwan(1)(2).........  1998   $309,587        --         --         --        --         --             --
  Chairman of the Board       1997   $305,779        --         --         --        --         --             --
  and Former President        1996   $300,000        --         --         --        --         --       $215,340
  and CEO
Gerry Chastelet(3)..........  1998   $  1,060        --         --         --        --         --             --
  President and Chief         1997         --        --         --         --        --         --             --
  Executive Officer           1996         --        --         --         --        --         --             --
Steven H. Grant.............  1998   $193,333   $40,000         --         --        --         --       $  1,800(4)
  Executive Vice President,   1997   $ 40,615        --         --         --        --         --       $    500(4)
  Finance, Chief Financial    1996         --        --         --         --        --         --             --
  Officer and Secretary
George Matz.................  1998   $148,415   $50,000         --         --        --         --       $  8,000(5)
  Executive Vice President    1997         --        --         --         --        --         --       $     --
  and General Manager,        1996         --        --         --         --        --         --       $     --
  Networks Products
Ali Haider..................  1998   $149,443   $22,275         --         --        --         --       $  1,963(4)
  Senior Vice President,      1997   $ 34,788   $25,000         --         --        --         --             --
  Engineering                 1998         --        --         --         --        --         --       $     --
Joe Fuchs...................  1998   $117,878        --         --         --        --         --             --
  Vice President, Quality     1997   $ 86,018   $ 1,000         --         --        --         --             --
  Management                  1996         --        --         --         --        --         --             --

---------------

(1) Dr. Zwan served as Chief Executive Officer until his resignation from that position on December 31, 1998.
(2) Amounts include the payment of $9,587 and $5,779 of earned and unused vacation from 1997 and 1996, which were paid in 1998 and 1997, respectively, and 1995 deferred compensation of $215,340 which was paid in 1996.
(3) Mr. Chastelet commenced employment on December 31, 1998.
(4) Reflects 401(k) matching contributions.
(5) Reflects Automobile Allowance.

1996 STOCK OPTION PLAN

     The Company's 1996 Stock Option Plan (the "Option Plan") became effective on March 5, 1996. The purpose of the Option Plan is to attract and retain qualified personnel, to provide additional incentives to employees, officers, directors and consultants of the Company and to promote the success of the Company's business. A reserve of 5,000,000 shares of Common Stock has been established for issuance under the Option Plan. The Option Plan is administered by the Board who may delegate the administration of the plan to a committee of the Board. The Board now has, and such committee would have, complete discretion to determine which eligible individuals are to receive option grants, the number of shares subject to each such grant, the status of any granted option as either an incentive stock option or a non-statutory option, the vesting schedule to be in effect for the option grant and the maximum term for which any granted option is to remain outstanding.

     Each option granted under the Option Plan has a maximum term of ten years, subject to earlier termination following the optionee's cessation of service with the Company. Options granted under the Option Plan may be exercised only for fully vested shares. The exercise price of incentive stock options and non-statutory stock options granted under the Option Plan must be at least 100% and 85%, respectively, of the fair market value of the stock subject to the option on the date of grant (or 110% with respect to holders of more than 10% of the voting power of the Company's outstanding stock). The Board or, when appointed, such committee, has the authority to determine the fair market value of the stock. The purchase price is payable immediately upon the exercise of the option. Such payment may be made in cash, in outstanding shares of Common Stock held by the participant, through a promissory note payable in installments over a period of years or any combination of the foregoing.

     The Board may amend or modify the Option Plan at any time, provided that no such amendment or modification may adversely affect the rights and obligations of the participants with respect to their outstanding options or vested shares without their consent. In addition, no amendment of the Option Plan may, without the approval of the Company's stockholders (i) modify the class of individuals eligible for participation, (ii) increase the number of shares available for issuance, except in the event of certain changes to the Company's capital structure, or (iii) extend the term of the Option Plan. The Option Plan will terminate on March 4, 2006, unless sooner terminated by the Board.

     Section 162(m) of the IRC limits the Company's deduction in any one fiscal year for federal income tax purposes to $1 million per person with respect to the Company's Chief Executive Officer and its four (4) other highest paid executive officers who are employed on the last day of the fiscal year unless the compensation was not otherwise subject to the deduction limit. Certain performance-based compensation is not included in this $1 million limitation. Stock options may qualify for exclusion from this limitation if the plan under which they are granted meets certain conditions. At present, the Option Plan does not satisfy these conditions. Accordingly, the Company will not be able to claim a tax deduction for certain exercises of NSOs or disqualifying dispositions of ISOs by the CEO (should it grant any in the future) and its four
(4) other highest paid executive officers to the extent that the income from such exercises or dispositions, combined with such executive's other taxable compensation for the year, exceeds $1 million.

     As of December 31, 1998, the Company had outstanding options under the Option Plan exercisable into an aggregate of 2,690,146 shares of Common Stock.

     The following table sets forth information concerning stock options awarded to each of the Named Executive Officers during Fiscal 98. All such options were awarded under the Option Plan.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                      POTENTIAL REALIZABLE
                                              % OF TOTAL                                VALUE AT ASSUMED
                                               OPTIONS                                   ANNUAL RATES OF
                                  SHARES      GRANTED TO                            STOCK PRICE APPRECIATION
                                UNDERLYING   EMPLOYEES IN   EXERCISE                   FOR OPTION TERM(1)
                                 OPTIONS        FISCAL       PRICE     EXPIRATION   -------------------------
                                 GRANTED         YEAR        ($/SH)       DATE          5%           10%
                                ----------   ------------   --------   ----------   ----------   ------------
Bryan J. Zwan.................        --           --            --           --           --             --
Gerry Chastelet...............   600,000        25.40        2.3130     12/31/04      471,583      1,070,241
Steven H. Grant...............   200,000         8.47        4.6875     03/26/04      704,117      1,232,662
George Matz...................   300,000        12.70        4.4375     05/19/04      477,879      1,060,357
Ali Haider....................    48,000         2.03        4.0235     12/19/04      129,244        233,089
Joe Fuchs.....................    30,000         1.27        3.9793     12/19/04       79,122        143,032

---------------

(1) Potential realizable value is based on the assumption that the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These numbers are calculated based on the requirements of the SEC and do not reflect the Company's estimate of future price growth.

     The following table sets forth certain information regarding options to purchase shares of Common Stock held as of December 31, 1998 by each of the Named Executive Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                                                             NUMBER OF UNEXERCISED         VALUE OF UNEXERCISED
                                                                  OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                SHARES                             FY-END(#)                   FY-END($)(1)
                              ACQUIRED ON      VALUE      ---------------------------   ---------------------------
                              EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                              -----------   -----------   -----------   -------------   -----------   -------------
Bryan J. Zwan...............         --       $    --           --              --        $    --        $    --
Gerry Chastelet.............         --            --           --         600,000             --             --
Steven H. Grant.............         --            --       50,000         150,000             --             --
George Matz.................         --            --       75,000         225,000             --             --
Ali Haider..................         --            --           --          48,000             --             --
Joe Fuchs...................         --            --        4,999          25,001             --             --

---------------

(1) Values shown in these columns reflect the difference between the closing price of $2.313 on December 31, 1998 and the exercise price of the options and does not include the federal and state taxes due upon exercise.

STOCK PURCHASE PLAN

     On August 25, 1997, the Board approved the Stock Purchase Plan whereby 300,000 shares of Common Stock were reserved for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. The Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and permits eligible employees to purchase shares of Common Stock at a discount through payroll deductions during specified six-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year or 1,500 shares of Common Stock in any one offering period. The Stock Purchase Plan is administered by an Administrative Committee appointed by the Board and provides generally that the purchase price must not be less than 85% of the fair market value of the Common Stock on the first or last day of the offering period, whichever is lower. As of March 31, 1998, 123,153 shares have been purchased under the Stock Purchase Plan.

EMPLOYMENT AGREEMENTS AND SEVERANCE ARRANGEMENTS

     The Company entered into a letter agreement dated as of December 31, 1998 (the "Chastelet Agreement"), with Gerry Chastelet, the Company's Chief Executive Officer and President. The Chastelet Agreement provides for: (1) employment at will; (2) an annual salary of $275,000; (3) a $150,000 signing bonus payable over two years; and (4) a performance bonus of up to 50% of his base salary to be paid based on 80% quantitative and 20% qualitative criteria to be established by the Company's board of directors. In addition, the Company granted to Mr. Chastelet stock options to purchase 600,000 shares of Common Stock at an exercise price of $2.313 per share, of which 100,000 stock options vest after each six months of employment. In the event of a "change in control" Mr. Chastelet's unvested options will accelerate.

     The Company entered into a letter agreement dated as of April 13, 1998 and an addendum to the letter agreement dated February 9, 1999 (the "Matz Agreements"), with George J. Matz, the Company's Executive Vice President, Global Marketing and Sales. The Matz Agreements provide for: (1) employment at will; (2) an annual salary of $225,000; (3) a $150,000 sign-on bonus payable over three years; and (4) a performance bonus of 20% for the first year. In addition, the Company granted to Mr. Matz stock options to purchase 300,000 shares of Common Stock at an exercise price of $4.4375 per share, of which 75,000 stock options vest on December 31, 1999, and 75,000 vest on each of the second and third of his employment anniversary dates. In the event of a "change in control" Mr. Matz's unvested options will accelerate.

     The Company entered into an employment agreement effective as of February 27, 1998 (the "Grant Agreement"), with Steven H. Grant, the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary. The Grant Agreement provides for: (1) an employment term of three years which automatically renews for an additional two years unless either Mr. Grant or the Company provides reasonable notice of non-renewal prior to expiration; (2) an annual salary of $200,000; and (3) a $40,000 bonus (which is primarily an acceleration of a deferred sign-on bonus) to be paid upon completion of the Company's filings with the SEC for the year ended December 31, 1997. The Grant Agreement also provides that the Company will provide to Mr. Grant on an annual basis sufficient funds to purchase a term life insurance policy payable to his heirs and a disability insurance policy to provide comparable compensation, including benefits over the life of the agreement. In addition, the Company granted to Mr. Grant stock options to purchase 200,000 shares of Common Stock at an exercise price of $4.6875 per share, of which 50,000 stock options vest on the date of grant and 50,000 stock options vest on each of the three anniversaries following the date of grant. As a result of this new option grant, the previously issued grant for 75,000 shares was canceled. In the event that Mr. Grant's employment with the Company terminates, all stock options that have not yet vested will continue to vest except in the event of a "change in control" whereby the unvested options will accelerate. In the event of his termination without "cause," including due to a "change in control" or a "change in duties" (as such terms are defined in the Grant Agreement), Mr. Grant will be entitled to severance compensation, including all benefits, for a period of 18 to 24 months. The Company is not obligated to pay compensation and benefits under the Grant Agreement if Mr. Grant's employment is terminated for "cause."

     The Company entered into a letter agreement dated as of September 8, 1997 as modified by letters dated July 27, 1998 and August 4, 1998 with Ali Haider (the "Haider Agreements"), the Company's Senior Vice President, Engineering. The Haider Agreements provide for: (1) an annual salary of $170,000; and (2) a performance bonus of $22,275 for positive first and second quarter 1998 performance. In addition, the Company agreed to grant to Mr. Haider certain stock options. In the event of the termination of Mr. Haider's employment for any reason (other than a criminal act), Mr. Haider is entitled to severance pay in the amount of six months base salary at the greater of Mr. Haider's base salary as of the date of any termination of employment or as of July 27, 1998.

SECTION 401(K) PLAN

     In 1997, the Company adopted a 401(k) Salary Savings Plan (the "401(k) Plan") covering the Company's full-time employees located in the United States. The 401(k) Plan is intended to qualify under

Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($10,000 in 1998) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants in the 401(k) Plan. Currently, the Company matches the first 6% of such voluntary contributions at 50% of the amount contributed by the employee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In 1998, the Compensation Committee of the Board consisted of Messrs. Marshall and Seifert. No executive officer of the Company served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during Fiscal 98. Additionally, no member of the Compensation Committee is currently or was formally an officer or employee of the Company. Effective December 8, 1997, Mr. Seifert began serving as a consultant to the Company. In 1998, Mr. Seifert received $12,750 for services performed as a consultant to the Company.

COMPENSATION OF DIRECTORS

     Directors of the Company who are not officers or employees of the Company receive an annual fee of $10,000. Directors are also reimbursed for travel and other expenses relating to attendance at meetings of the Board or committees. In addition, in connection with their services on a special investigative committee formed by the Board to investigate the class action litigation and the related underlying restatement issues, Messrs. Hamilton and Seifert received $4,750 and $6,250 respectively. Effective December 8, 1997, Mr. Seifert began serving as a consultant to the Company. In 1998, Mr. Seifert received $12,750 for services performed as a consultant to the Company. Under the Option Plan, non-employee directors are also eligible to receive stock options in consideration for their services. In fiscal 1998, none of the non-employee directors were granted options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Common Stock as of April 1, 1999 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) all of the executive officers including executive officers named in the Summary Compensation Table (the "Named Executive Officers"), and (iv) all directors and executive officers of the Company as a group. To the knowledge of the Company, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law, and such persons may be contacted at 15550 Lightwave Drive, Clearwater, Florida 33760.

                                                              SHARES BENEFICIALLY
                                                                    OWNED(1)
                                                              --------------------
NAME                                                            NUMBER     PERCENT
----                                                          ----------   -------
Bryan J. Zwan(2)............................................  20,000,000    74.56%
Hugh Brian Haney(3).........................................   2,000,000     7.45
Gerry Chastelet.............................................          --        *
Steven H. Grant(4)..........................................     107,430        *
George Matz(5)..............................................      75,000        *
Ali Haider(6)...............................................      14,304        *
Joe Fuchs(7)................................................      21,165        *
William F. Hamilton(8)......................................      33,332        *
William M. Seifert(8).......................................      33,332        *
All executive officers and directors as a group (9
  persons)(9)...............................................  20,284,563    75.62

---------------

 *  Less than one percent
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of April 1, 1999 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2) Includes 2,000,000 shares for which an option has been granted to Hugh Brian Haney, pursuant to a litigation settlement and 15,000,000 shares held by Bryan J. Zwan through his wholly owned Nevada corporation, ZG Nevada, Inc.
(3) Represents 2,000,000 shares for which an option has been granted by Bryan J. Zwan, pursuant to a litigation settlement. Mr. Haney's address is c/o Law Office of Eric L. Brown Co., L.P.A., Suite 550, 172 East State Street, Clearwater, Florida 33755.
(4) Consists of 7,430 shares of Common Stock and 100,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 1, 1999.
(5) Consists of 75,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 1, 1999.
(6) Consists of 3,304 shares of Common Stock and 11,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 1, 1999.
(7) Consists of 9,500 shares of Common Stock and 11,665 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 1, 1999.
(8) Consists of 33,332 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 1, 1999.
(9) Consists of 20,020,234 shares of Common Stock and 264,329 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 1, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 15, 1998, the Company loaned $100,000 to Dr. Zwan, the Company's Chairman of the Board. The loan has a simple interest rate of 9% per annum, is evidenced by an unsecured promissory note and is due December 14, 1999. As of March 15, 1999, $100,000 was the balance outstanding on such loan plus accrued and unpaid interest thereon. In accordance with the Company's policy on related party transactions, the loan was approved by the independent members of the Audit Committee of the Board of Directors.

                                    PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

     (a)(1)Index to Consolidated Financial Statements.

           Index to consolidated financial statements appears on 32.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter of the period covered by this Report.

     (c) Exhibits.

 3.01(1)  --  Certificate of Incorporation of the Company
 3.02(1)  --  Amendment to Certificate of Incorporation of the Company
              dated January 8, 1997
 3.03(1)  --  Amended and Restated By-laws of the Company
 4.01(1)  --  Specimen Certificate for the Common Stock
10.01(1)  --  Executive Employment Agreement dated September 30, 1996, between the Company and Seth P. Joseph
10.02(1)  --  Lease Agreement dated October 7, 1994, between the Company and Atrium at Clearwater, Limited
10.03(1)  --  First Lease Agreement Amendment dated February 16, 1996, between the Company and Atrium at Clearwater, Limited
10.04(1)  --  Form of Indemnification Agreement between the Company and officers and directors of the Company
10.05(1)  --  Digital Lightwave, Inc. 1996 Stock Option Plan
10.06(3)  --  Digital Lightwave, Inc. Employee Stock Purchase Plan
10.07(2)  --  Second Lease Amendment, dated September 10, 1997, between the Company and Atrium At Clearwater, Limited
10.08(2)  --  Lease Agreement, dated June 30, 1997, between the Company and Pinellas Business Center, Inc.
10.09(2)  --  Lease Agreement, dated September 26, 1997, between the
              Company and Monmouth/Atlantic Realty Associates
10.10(3)  --  L.P. Lease Agreement, dated January 9, 1998, between the
              Company and Orix Hogan-Burt Pinellas Venture.
10.11(3)  --  First Lease Amendment, dated February 18, 1998, between the
              Company and Orix Hogan-Burt Pinellas Venture.
10.12(3)  --  First Lease Amendment, dated September 25, 1997, between the
              Company and Monmouth/ Atlantic Realty Associates L.P.
10.13(3)  --  Second Lease Amendment, dated February 23, 1998, between the
              Company and Monmouth/ Atlantic Realty Associates L.P.
10.14(3)  --  Executive Employment Agreement, dated February 27, 1998, between the Company and Steven H. Grant.
10.15     --  Accounts Receivable Agreement dated December 28, 1998
              between the Company and Bankers Capital.

10.16     --  Stock Option Agreement dated November 13, 1998 among the
              Company, Dr. Brian J. Zwan and Hugh Brian Haney.
10.17     --  Mutual General Release dated November 13, 1998, by and among
              Hugh Brian Haney, Great American Fun Corp., Great American
              Fun (HK) Ltd., Dr. Bryan J. Zwan, the Company and Logical
              Magic, Inc.
10.18     --  Settlement Agreement dated November 13, 1998 by and among
              Hugh Brian Haney, Dr. Bryan J. Zwan and the Company.
10.19     --  Letter Agreement dated as of December 31, 1998 between the
              Company and Gerry Chastelet.
10.20     --  Letter Agreement dated April 13, 1998 and addendum thereto dated February 9, 1999 between the Company and George J.
              Matz.
10.21     --  Form of Stock Purchase Agreement, dated March 31, 1999, between the Company and certain Purchasers, with exhibits thereto.
10.22     --  Letter of Commitment between the Company and Emergent Asset
              Based Lending, L.L.C. d/b/a Emergent Business Capital, dated
              March 31, 1999.
10.23     --  Letter Agreement dated as of September 8, 1997 between the
              Company and Ali Haider as amended and supplemented by the Letter Agreements dated July 27, 1998 and August 4, 1998.
21.01     --  Subsidiaries of the Registrant
23.01     --  Consent of PricewaterhouseCoopers LLP
24.01     --  Power of Attorney (included on the signature page to this
              Report)
27.01     --  Financial Data Schedule

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

(3) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGITAL LIGHTWAVE, INC.

                                          By: /s/ GERRY CHASTELET
                                            ------------------------------------
                                            President and Chief Executive
                                              Officer

Date: April 5, 1999

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gerry Chastelet and Steven H. Grant, jointly and severally, as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       NAME                                         TITLE                      DATE
                       ----                                         -----                      ----

                 /s/ BRYAN J. ZWAN                   Chairman of the Board                 April 5, 1999
---------------------------------------------------
                   Bryan J. Zwan

                /s/ GERRY CHASTELET                  President, Chief Executive Officer    April 5, 1999
---------------------------------------------------  and Director
                  Gerry Chastelet

                /s/ STEVEN H. GRANT                  Executive Vice President, Finance     April 5, 1999
---------------------------------------------------  Chief Financial Officer and
                  Steven H. Grant                    Secretary

              /s/ WILLIAM F. HAMILTON                Director                              April 5, 1999
---------------------------------------------------
              Dr. William F. Hamilton

                /s/ WILLIAM SEIFERT                  Director                              April 5, 1999
---------------------------------------------------
                  William Seifert