Form 10-Q
period 1999-03-31
DIGITAL LIGHTWAVE INC
filed 1999-05-14
CIK 1016100

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

                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                                  OR

       [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 000-21669

                            DIGITAL LIGHTWAVE, INC.
             (Exact name of registrant as specified in its charter)

                             ---------------------

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

                             YES  [X]       NO  [ ]

     The number of shares outstanding of the Registrant's Common Stock as of May 11, 1999 was 26,558,776.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DIGITAL LIGHTWAVE, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 1999

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Consolidated Balance Sheets -- March 31, 1999 and December
         31, 1998....................................................    1
         Consolidated Statements of Operations -- Three Months Ended
         March 31, 1999 and March 31, 1998...........................    2
         Consolidated Statements of Cash Flows -- Three Months Ended
         March 31, 1999 and March 31, 1998...........................    3
         Notes to Consolidated Financial Statements..................    4
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................    8

                         PART II OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   16
Item 6.  Exhibits and Reports on Form 8-K............................   17
SIGNATURES...........................................................   18

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            DIGITAL LIGHTWAVE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 3,907       $ 3,848
  Accounts receivable, net..................................      6,343         7,152
  Inventories...............................................      4,407         5,476
  Prepaid expenses and other current assets.................      1,335           748
                                                                -------       -------
          Total current assets..............................     15,992        17,224
Property and equipment, net.................................      9,341         9,274
Other assets................................................      1,155         1,060
                                                                -------       -------
          Total assets......................................    $26,488       $27,558
                                                                =======       =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $ 7,382       $ 6,468
  Accrued settlement charges................................      8,112         8,489
                                                                -------       -------
          Total current liabilities.........................     15,494        14,957
Long-term liabilities.......................................        262           281
                                                                -------       -------
          Total liabilities.................................     15,756        15,238
                                                                -------       -------
Stockholders' equity:
Common stock................................................          3             3
Additional paid-in capital..................................     57,973        57,927
Accumulated deficit.........................................    (47,244)      (45,610)
                                                                -------       -------
          Total stockholders' equity........................     10,732        12,320
                                                                -------       -------
          Total liabilities and stockholders' equity........    $26,488       $27,558
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

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Net sales...................................................  $     8,112    $     5,432
Cost of goods sold..........................................        3,186          2,103
                                                              -----------    -----------
Gross profit................................................        4,926          3,329
Operating expenses:
  Engineering and development...............................        2,748          3,309
  Sales and marketing.......................................        2,741          1,942
  General and administrative................................        1,116          1,899
  Reorganization charges....................................           --          1,018
                                                              -----------    -----------
  Total operating expenses..................................        6,605          8,168
                                                              -----------    -----------
Operating loss..............................................       (1,679)        (4,839)
Other income, net...........................................           45            279
                                                              -----------    -----------
Loss before income tax......................................       (1,634)        (4,560)
Provision for income taxes..................................           --             --
                                                              -----------    -----------
          Net loss..........................................  $    (1,634)   $    (4,560)
                                                              ===========    ===========
Per share of common stock:
  Basic and diluted loss per share of common stock..........  $     (0.06)   $     (0.17)
                                                              ===========    ===========
  Weighted average common shares outstanding................   26,539,760     26,441,775
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    FOR THE
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (UNAUDITED)
Cash flows from operating activities:
  Net loss..................................................  $(1,634)   $(4,560)
  Adjustments to reconcile net loss to cash used by
     operating activities:
     Depreciation and amortization..........................      611        507
  Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable.............      696     (3,031)
     Decrease (increase) in inventories.....................    1,150     (1,558)
     Increase in prepaid expenses and other assets..........     (681)      (733)
     Increase in accounts payable and accrued expenses......      627        531
     Decrease in accrued settlement charges.................     (377)        --
                                                              -------    -------
          Net cash provided (used) by operating
           activities.......................................      392     (8,844)
                                                              -------    -------
Cash flows from investing activities:
     Purchase of property and equipment.....................     (410)      (779)
                                                              -------    -------
          Net cash used in investing activities.............     (410)      (779)
                                                              -------    -------
Cash flows from financing activities:
     Proceeds from sale of common stock, net of expense.....       46         57
     Payments received-lease receivables....................      112          8
     Principal payments-capital lease obligations...........      (81)        (8)
                                                              -------    -------
          Net cash provided by financing activities.........       77         57
                                                              -------    -------
Net increase (decrease) in cash and cash equivalents........       59     (9,566)
Cash and cash equivalents at beginning of period............    3,848     24,031
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 3,907    $14,465
                                                              =======    =======
Other supplemental disclosures:
  Cash paid for interest....................................  $    16    $     2
Noncash investing and financing activities:
  Capital lease obligations incurred........................  $   155    $    --
  Fixed asset additions included in accounts payable........      194        352
  Accounts receivable related to capital leases.............      245         53

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Digital Lightwave, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Form 10-K for the period ended December 31, 1998, File No. 000-21669.

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

3. INVENTORIES

     Inventories at March 31, 1999 and December 31, 1998 are summarized as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Raw materials...............................................   $1,997        $2,166
Work-in-process.............................................    1,579         1,443
Finished goods..............................................      831         1,867
                                                               ------        ------
                                                               $4,407        $5,476
                                                               ======        ======

4. COMPUTATION OF NET LOSS PER SHARE

     Basic loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the quarters ended March 31, 1999 and 1998, diluted loss per share, which includes the effect of incremental shares from common stock equivalents using the treasury stock method, is not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
Weighted average common stock outstanding used in net per
  share calculation.........................................  26,539,760   26,441,775
Weighted average common stock equivalents outstanding.......     374,858           --
                                                              ----------   ----------
Shares including effect of common stock equivalents
  outstanding...............................................  26,914,618   26,441,775
                                                              ==========   ==========

                            DIGITAL LIGHTWAVE, INC.

5. REORGANIZATION CHARGES

     The Company streamlined its management structure and eliminated 20 positions which resulted in a one-time charge of approximately $1.0 million during the quarter ended March 31, 1998.

6. LEGAL PROCEEDINGS

     As of April 9, 1998, 23 class action complaints (which were subsequently consolidated into a single action) for violations of the Federal Securities Laws during certain periods in 1997 and 1998 had been filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of the Company's Common Stock. The complaints named as defendants the Company, Bryan J. Zwan, the Company's Chairman, Steven H. Grant, the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary, and other former corporate officers. The complaints allege that the Company and certain officers during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of the Company's Common Stock.

     On July 23, 1998, the Company entered into a memorandum of understanding for the settlement of these class action complaints. In late October 1998, a Stipulation of Settlement was filed with the court and on December 21, 1998, the court preliminarily approved the settlement. The settlement consists of $4.3 million in cash, to be paid to plaintiffs primarily by a claim on the Company's directors and officers liability insurance policy, and the issuance of up to 1.8 million shares of Common Stock. The Company recorded a one-time charge of $8.5 million during 1998 as a result of the settlement. On March 12, 1999, the court indicated that it would grant final approval of the settlement of the class action complaints.

     On November 5, 1997, Hugh Brian Haney ("Plaintiff"), an early stage investor, commenced an action in the United States District Court for the Southern District of Ohio against Dr. Bryan J. Zwan, the Company's Chairman of the Board and then Chief Executive Officer, and the Company ("Defendants"). An amended complaint filed December 15, 1997 alleged violations of Section 10(b) of the Securities Exchange Act, violations of state corporation statutes, and various common law violations by Defendants in connection with Plaintiff's sale to the Company's predecessor in November 1995, pursuant to a previously granted option exercisable by Dr. Zwan and/or the Company's predecessor, of 4,900 shares of stock in the Company's predecessor, an amount equivalent to 19,215,686 shares of the Company's common stock. The amended complaint sought, among other things,
(1) rescission of the sale of the shares transferred by Plaintiff and (2) damages of $235 million, together with interest. On October 20, 1998, the Company and Dr. Zwan entered into an agreement with Plaintiff to settle the action. The settlement agreement provided, among other things, for dismissal of the action with prejudice, for a $500,000 payment by the Company to Plaintiff for his attorneys' fees and granted Plaintiff an option, for 10 years, to purchase for $1 per share 2 million shares of Dr. Zwan's stock in the Company. Pursuant to that agreement, the action was dismissed with prejudice on November 13, 1998. The Company recorded a $3.0 million charge to earnings consisting of the cash payment and the valuation of the options upon settlement.

     The Company from time to time is involved in lawsuits arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs. The Company is not aware of any additional lawsuits (other than the action filed on April 21, 1999 discussed at Note 8 -- Subsequent Events) that were pending that could have a material adverse effect on the Company's business, financial condition and results of operations.

                            DIGITAL LIGHTWAVE, INC.

7. FINANCING TRANSACTIONS

     The Company entered into an accounts receivable agreement dated December 28, 1998 with EAB Leasing Corp. ("EAB") providing for the sale of the Company's accounts receivable to EAB. The aggregate maximum amount the Company can borrow at one time under this agreement is $2.9 million through June 28, 1999, with a maximum of $2.0 million available on a monthly basis. In connection with this agreement, the Company has granted EAB a security interest in its accounts, accounts receivables, contract rights, equipment, chattel paper, general intangibles, instruments, inventory and all proceeds of the foregoing. The annual interest rate equivalent charged to the Company under this agreement is the prime rate plus 1.5%. The agreement also provides that the Company pay a minimum monthly service fee in the amount of $10,000. As of March 31, 1999, there were no borrowings outstanding under this agreement.

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

8. SUBSEQUENT EVENTS

     On April 6, 1999, the Company issued the Secured Bridge Notes described in
Note 7 -- Financing Agreements.

     On April 19, 1999, the Company filed a registration statement with the Securities and Exchange Commission relating to a public offering of $20.0 million of Convertible Subordinated Notes. The Convertible Subordinated Notes will be convertible into shares of the Company's common stock. The Company will grant the underwriter a 30-day option to purchase up to an additional $3.0 million of Convertible Subordinated Notes for the purpose of covering over-allotments. C.E. Unterberg, Towbin is the underwriter of this offering. The Company intends to use the net proceeds from this offering to repay indebtedness and for working capital and general corporate purposes.

                            DIGITAL LIGHTWAVE, INC.

     On April 21, 1999, Hugh Brian Haney ("Plaintiff"), an early stage investor, filed an action in the United States District Court for the Southern District of Ohio against the Company and Dr. Bryan J. Zwan alleging that the terms of the settlement agreement entered into between the parties had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded, or, alternatively, that the settlement agreement be set aside. The Company believes that it has fulfilled its obligations under the settlement agreement and that the claims made by Plaintiff against the Company in this action are without merit. The parties are currently in discussion regarding a possible settlement of this action. There can be no assurance, however, that the Company will succeed in defending or settling this action or that the action will not have a material adverse effect on the Company.

     On April 30, 1999, the court in the Federal Securities Law class action lawsuits granted the final order approving the settlement of the actions. The final order is subject to appeal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements as well as the future prospects of the Company generally, such investors should specifically consider various factors identified in the Company's Annual Report on Form 10-K for the period ended December 31, 1998, including the matters set forth therein under the caption "Factors That May Affect Operating Results," which could cause actual results to differ materially from those indicated by such forward-looking statements. Factors that may affect the Company's results of operations include but are not limited to the Company's limited operating history and cumulative losses, dependence on limited products, uncertain market acceptance of planned products, rapid technological change, dependence on new product introductions, competition, expansion of manufacturing operations, dependence on contract manufacturing and sole or limited source suppliers, dependence on key personnel, management of growth, anticipated fluctuations in operating results, dependence on proprietary technology, customer concentration, product certifications, control by principal stockholder, factors inhibiting takeover, shares eligible for future sale, possible volatility of stock price, success in defending significant litigation, liquidity risks and future capital needs, potential year 2000 problems and government regulations. The Company participates in a highly concentrated industry, and has limited visibility with regard to customer orders and the timing of such orders. The Company may also encounter difficulty obtaining sufficient supplies to staff and meet production schedules. As a result, quarter-to-quarter and year-to-year financial performance is highly dependent upon the timely receipt of orders from its customers during fiscal periods. The Company disclaims any obligation to update any such factors or announce publicly revisions to such statements to reflect events or developments.

OVERVIEW

     The Company designs, develops, markets and supports network analysis equipment for monitoring, maintaining and managing fiber optic networks. The Company's products provide telecommunications service providers and equipment manufacturers with capabilities to cost-effectively deploy and manage fiber optic networks to address the rapidly increasing demand for bandwidth.

     From inception in 1990 through 1996, the Company focused its primary activities on developing the necessary technology and infrastructure required to launch its first product, the Network Information Computer. In 1998, the Company commenced limited sales of the Network Access Agent.

     The Company's sales are generated from sales of its products, less an estimate for customer returns. Sales are recognized when products are shipped to a customer. The Company expects that the average selling price ("ASP") of its Network Information Computers will fluctuate based on a variety of factors, including product configuration, potential volume discounts to customers, the timing of new product introductions and enhancements and the introduction of competitive products. Fluctuations in the ASP may have a material adverse effect on the Company's results of operations.

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

     In January 1998, the Company restated its revenues from the second and third quarters of fiscal 1997. The Company's decision to restate the 1997 results of operations resulted from the discovery of certain errors in the timing of revenue recognition and a review of related accounting policies and procedures. A committee consisting of the outside members of the Company's board of directors was established to review the policies, procedures and circumstances which may have been factors in the restatement of revenue and made recommendations regarding the adoption of appropriate revenue recognition policies and procedures. In April 1998, 23 class action lawsuits (which were subsequently consolidated into a single action) were filed against the Company arising out of such restatement and alleged violations of the federal securities laws. On July 23, 1998, the Company entered into a memorandum of understanding for the settlement of these class action lawsuits. The Company recorded a charge of $8.5 million in the second quarter of 1998 as a result of the proposed settlement. Pursuant to the terms of the settlement, the Company will pay approximately $4.3 million in cash, which payment will be primarily funded by the Company's directors' and officers' liability insurance policy, and issue 1.8 million shares of Common Stock of the Company, all of which may be freely tradable. In late October 1998, a Stipulation of Settlement was filed with the court and on December 21, 1998, the court preliminarily approved the settlement. On April 30, 1999, the court granted final approval of the settlement. The settlement is subject to appeal.

     During February 1995, the Company entered into a Stock Purchase Option (the "Option") with Hugh Brian Haney ("Plaintiff"), an early stage investor, to repurchase the 19,215,686 shares of the then outstanding class of common stock held by Plaintiff for a purchase price of $2.5 million. The purchase price was subsequently reduced to $800,522. On November 30, 1995, the Company exercised the Option and retired the shares of treasury stock acquired. In November 1997, Plaintiff commenced an action in the United States District Court for the Southern District of Ohio (the "Court") against Dr. Bryan J. Zwan, the Company's Chairman and then Chief Executive Officer, and the Company alleging violations of Section 10(b) of the Securities Exchange Act, violations of state corporation statutes, and various common law violations in connection with the exercise of the Option. On October 20, 1998, the Company and Dr. Zwan entered into an agreement with Plaintiff to settle the action. The settlement agreement provided, among other things, for dismissal of the action with prejudice, for a $500,000 payment by the Company to Plaintiff for his attorneys' fees and granted Plaintiff an option, for 10 years, to purchase for $1 per share 2 million shares of Dr. Zwan's stock in the Company. Pursuant to that agreement, the action was dismissed with prejudice on November 13, 1998. The Company recorded a $3.0 million charge to earnings consisting of the cash payment and the valuation of the options upon settlement. On April 21, 1999, Plaintiff filed an action in the Court against the Company and Dr. Zwan alleging that the terms of the settlement agreement had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded, or, alternatively, that the settlement agreement be set aside. The Company believes that it has fulfilled its obligations under the settlement agreement and that the claims made by Plaintiff against the Company in this action are without merit. The parties are currently in discussion regarding a possible settlement of this action. There can be no assurance, however, that the Company will succeed in defending or settling this action or that the action will not have a material adverse effect on the Company.

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

RESULTS OF OPERATIONS

     The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of net sales to facilitate the discussions that follow.

                                                  QUARTER ENDED
                                              ---------------------   AMOUNT    PERCENT     PERCENT OF
                                                                      CHANGE    CHANGE      NET SALES
                                              MARCH 31,   MARCH 31,    FAV/      FAV/      ------------
                                                1999        1998      (UNFAV)   (UNFAV)    1999    1998
                                              ---------   ---------   -------   -------    ----    ----
                                                               (IN MILLIONS, EXCEPT %)
Net sales...................................    $ 8.1       $ 5.4      $ 2.7       50%     100%    100%
Cost of goods sold..........................     (3.2)       (2.1)      (1.1)     (52)      39      39
                                                -----       -----      -----               ---     ---
Gross profit................................      4.9         3.3        1.6       49       61      61
Engineering and development expenses........     (2.8)       (3.3)       0.5       14       35      61
Sales and marketing expenses................     (2.7)       (2.0)      (0.7)     (37)      34      37
General and administrative expenses.........     (1.1)       (1.9)       0.8       41       14      35
Reorganization charges......................       --        (1.0)       1.0       --       --      19
                                                -----       -----      -----               ---     ---
          Total operating expenses..........     (6.6)       (8.2)       1.6       19       83     152
                                                -----       -----      -----               ---     ---
Operating loss..............................     (1.7)       (4.9)       3.2       66      (22)    (91)
Other income, net...........................      0.1         0.3       (0.2)     (52)       2       5
                                                -----       -----      -----               ---     ---
Pre-tax income..............................     (1.6)       (4.6)       3.0       64      (20)    (86)
Income taxes................................       --          --         --       --       --      --
                                                -----       -----      -----               ---     ---
Net loss....................................    $(1.6)      $(4.6)     $ 3.0      (64)%    (20)%   (86)%
                                                =====       =====      =====               ===     ===

  Net Sales

     Sales include total revenues from customer purchases of Network Information Computers, net of accrual for product returns. Net sales for the quarter increased $2.7 million to $8.1 million from $5.4 million in the year ago quarter. Sales to existing customers during the quarter represented 84% of sales, or $6.8 million as compared to 52% of sales, or $2.9 million in the year ago quarter. During the quarter, the Company shipped 228 units in varying configurations of the Network Information Computer to a total of 44 customers (including 12 new customers) at an ASP of $35,580, as compared to 174 units to a total of 21 customers (including 11 new customers) at an ASP of $31,221 in the year ago quarter.

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

     The increase in ASP for the quarter as compared to the year ago quarter is primarily due to the higher selling price associated with the Company's higher speed optical configuration, OC-48, which was not available in the first quarter of 1998.

  Cost of Goods Sold

     Costs of goods sold principally includes inventory, labor and overhead, management costs, facility rental and depreciation of equipment. Cost of goods sold for the quarter increased by $1.1 million to $3.2 million from $2.1 million in the year ago quarter. The primary reason for the increase in cost of goods sold is the increase in the volume of units sold.

  Gross Profit

     Gross profit for the quarter increased by $1.6 million to $4.9 million from $3.3 million in the year ago quarter. As a percentage of sales, gross margin for the quarter decreased to 60.7% from 61.3%.

     The increase in gross profit is directly related to the increase in sales for the quarter ended March 31, 1999. Despite the increase in sales, gross margin percentages have decreased for the quarter. The primary reasons for the decline were volume discounts, customer incentives in the form of upgrades performed at a loss, and a write-off of scrap.

  Engineering and Development

     Engineering and development expenses principally include compensation attributable to engineering and development personnel, depreciation of fixed assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter decreased by $0.5 million to $2.8 million from $3.3 million in the year ago quarter.

     The decrease is primarily due to the Company's efforts to lower overhead costs and streamline its operating structure by eliminating certain full time and consultant positions. This resulted in a savings of $0.9 million in salaries and related benefits over the same quarter last year. However, this was partially offset by a disproportionate share of overhead expenses which could not be capitalized as part of inventory costs due to a lower level of production activity during the quarter.

  Sales and Marketing

     Sales and marketing expenses principally include salaries and commissions paid on sales of products, travel expenses, tradeshow costs, and costs of promotional materials and customer incentives. Sales and marketing expenses for the quarter increased by $0.7 million to $2.7 million from $2.0 million in the year ago quarter. The dollar increase is directly related to a larger sales force, higher commissions resulting from the increased sales activity, and an increase in marketing related expenses.

  General and Administrative

     General and administrative expenses principally include professional fees, facility rentals, compensation, and information systems related to general management functions. General and administrative expenses for the quarter decreased by $0.8 million to $1.1 million from $1.9 million in the year ago quarter.

     The decrease primarily reflects higher professional fees in 1998. In addition, there were significant savings related to the streamlining of the Company's operating structure and a curtailment in recruiting activities.

  Reorganization Charges

     During the quarter ended March 31, 1998, the Company streamlined its management structure and eliminated 20 positions which resulted in a one-time charge of $1.0 million.

  Other Income, net

     Other income for the quarter ended March 31, 1999, decreased by $0.2 million to $0.1 million from $0.3 million in the same quarter last year. The decrease is the result of the utilization of cash reserves to fund the Company's operations which caused a decrease in interest earned on invested cash balances.

  Net Loss

     Net loss for the quarter decreased by $3.0 million to a net loss of $1.6 million or $.06 per share, from a net loss of $4.6 million or $.17 per share in the year ago quarter.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception through December 31, 1998, the Company has financed its operations primarily through private sales of its Common Stock, cash from operations and the initial public offering of 3,658,860 shares of its Common Stock. The Company completed its IPO in February 1997, resulting in net proceeds to the Company of $39.6 million. During 1997, the Company used the net proceeds to fund the repayment of notes payable for approximately $0.8 million, to purchase computer equipment, software, test equipment and other assets for approximately $6.0 million and to fund product research and development for approximately $5.3 million. In addition, approximately $3.5 million was used to fund the Company's expansion in the form of additional manufacturing and administrative space and a significant increase in engineering, production and financial management personnel to support the Company's growth.

     Cash and cash equivalents at March 31, 1999 were approximately $3.9 million compared to approximately $3.8 million at December 31, 1998. As of March 31, 1999, the Company's working capital was approximately $0.5 million as compared to $2.3 million at December 31, 1998. The decrease was primarily associated with cash used in operations during the quarter ended March 31, 1999, as detailed in the Company's Consolidated Statements of Cash Flows, and the settlement of litigation previously discussed. For the three months ended March 31, 1999, capital expenditures were approximately $0.4 million. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products as well as continued product development efforts.

     The Company entered into an accounts receivable agreement dated December 28, 1998 with EAB Leasing Corp. ("EAB") providing for the sale of the Company's accounts receivable to EAB. The aggregate maximum amount the Company can borrow at one time under this agreement is $2.9 million through June 28, 1999 with a maximum of $2.0 million available on a monthly basis. In connection with this agreement, the Company has granted EAB a security interest in its accounts, accounts receivable, contract rights, equipment, chattel paper, general intangibles, instruments, inventory and all proceeds of the foregoing The annual interest rate equivalent charged to the Company under this agreement is the prime rate plus 1.5%. The agreement also provides that the Company pay a minimum monthly service fee in the amount of $10,000. As of March 31, 1999, there were no borrowings outstanding under this agreement.

     On March 31, 1999, the Company entered into a financing agreement with certain investors pursuant to which the Company agreed to issue $3.0 million of 9% Secured Bridge Notes due January 17, 2000. On April 6, 1999, the Company issued the Secured Bridge Notes. These notes are collateralized by all of the Company's assets and are subordinated to the accounts receivable agreement with EAB and the proposed line of credit agreement with Emergent Business Capital described below. In connection with the financing agreement, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants. The warrants have a term of five years from the date of issuance. The Company has agreed to register the warrants and the common stock issuable upon exercise thereof under the Securities Act of 1933.

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

     On April 19, 1999, the Company filed a registration statement with the Securities and Exchange Commission relating to a public offering of $20.0 million of Convertible Subordinated Notes. The Convertible Subordinated Notes will be convertible into shares of the Company's common stock. The Company will grant the underwriter a 30-day option to purchase up to an additional $3.0 million of Convertible Subordinated Notes for the purpose of covering over-allotments. C.E. Unterberg, Towbin is the underwriter of this offering. The Company intends to use the net proceeds from this offering to repay indebtedness and for working capital and general corporate purposes.

     The Company anticipates that its existing cash and cash equivalents and anticipated cash flow from operations together with funds provided from the above mentioned financing agreements will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next 12 months. The anticipated cash flow from operations assumes the Company achieves a level of sales that is significantly higher than those of earlier quarters. In the event that these sales levels are not attained, the Company will be required to supplement its working capital with additional funding in order to meet shorter or longer term liquidity needs. There can be no assurance, however, that the Company will achieve the assumed or increased sales levels or that adequate additional financing will be available when needed or, if available, on terms acceptable to the Company.

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

     On July 23, 1998, the Company entered into a memorandum of understanding for the settlement of these class action complaints. In late October 1998, a Stipulation of Settlement was filed with the court and on December 21, 1998, the court preliminarily approved the settlement. The settlement consists of $4.3 million in cash, to be paid to plaintiffs primarily by a claim on the Company's directors and officers liability insurance policy, and the issuance of up to 1.8 million shares of Common Stock. The Company recorded a one-time charge of $8.5 million during 1998 as a result of the settlement. On April 30, 1999, the court granted final approval of the settlement. The settlement is subject to appeal.

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

     On November 5, 1997, Hugh Brian Haney ("Plaintiff") an early stage investor, commenced an action in the United States District Court for the Southern District of Ohio (the "Court") against Dr. Bryan J. Zwan, the Company's Chairman of the Board and then Chief Executive Officer, and the Company ("Defendants"). An amended complaint filed December 15, 1997 alleged violations of Section 10(b) of the Securities Exchange Act, violations of state corporation statutes, and various common law violations by Defendants in connection with Plaintiff's sale to the Company's predecessor in November 1995, pursuant to a previously granted option exercisable by Dr. Zwan and/or the Company's predecessor, of 4,900 shares of stock in the Company's predecessor, an amount equivalent to 19,215,686 shares of the Company's common stock. The amended complaint sought, among other things, (1) rescission of the sale of the shares transferred by Plaintiff and (2) damages of $235 million, together with interest. On October 20, 1998, the Company and Dr. Zwan entered into an agreement with Plaintiff to settle the action. The settlement agreement provided, among other things, for dismissal of the action with prejudice, for a $500,000 payment by the Company to Plaintiff for his attorneys' fees and granted Plaintiff an option, for 10 years, to purchase for $1 per share 2 million shares of Dr. Zwan's stock in the Company. Pursuant to that agreement, the action was dismissed with prejudice on November 13, 1998. The Company recorded a $3.0 million charge to earnings consisting of the cash payment and the valuation of the options upon settlement.

     On April 21, 1999, Plaintiff filed an action in the Court against the Company and Dr. Zwan alleging that the terms of the settlement agreement had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded, or, alternatively, that the settlement agreement be set aside. The Company believes that it has fulfilled its obligations under the settlement agreement and that the claims made by Plaintiff against the Company in this action are without merit. The parties are currently in discussion regarding a possible settlement of this action. There can be no assurance, however, that the Company will succeed in defending or settling this action or that the action will not have a material adverse effect on the Company.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT   DESCRIPTION

27.0 -- Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the period covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                          Digital Lightwave, Inc.

                                          By:      /s/ GERRY CHASTELET
                                            ------------------------------------
                                            Gerry Chastelet
                                            Chief Executive Officer and
                                              President
                                            (Principal Executive Officer)

                                            Date: May 14, 1999

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

                                            Date: May 14, 1999