Form 10-Q
period 1999-06-30
DIGITAL LIGHTWAVE INC
filed 1999-08-16
CIK 1016100

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

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                             ---------------------

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  [X]       NO  [ ]

     The number of shares outstanding of the Registrant's Common Stock as of August 11, 1999 was 26,933,001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DIGITAL LIGHTWAVE, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 1999

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Consolidated Balance Sheets -- June 30, 1999 and December
         31, 1998....................................................    1
         Consolidated Statements of Operations -- Three Months Ended
         June 30, 1999 and June 30, 1998.............................    2
         Consolidated Statements of Operations -- Six Months Ended
         June 30, 1999 and June 30, 1998.............................    3
         Consolidated Statements of Cash Flows -- Six Months Ended
         June 30, 1999 and June 30, 1998.............................    4
         Notes to Consolidated Financial Statements..................    5
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................    9

                         PART II OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   17
Item 4.  Submission of Matters to a Vote of Security Holders.........   18
Item 6.  Exhibits and Reports on Form 8-K............................   18
SIGNATURES...........................................................   19

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                            DIGITAL LIGHTWAVE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 3,801       $ 3,848
  Accounts receivable, net..................................      9,502         7,152
  Inventories...............................................      4,779         5,476
  Prepaid expenses and other current assets.................      1,397           748
                                                                -------       -------
          Total current assets..............................     19,479        17,224
Property and equipment, net.................................      8,983         9,274
Other assets................................................      1,027         1,060
                                                                -------       -------
          Total assets......................................    $29,489       $27,558
                                                                =======       =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $ 7,641       $ 6,468
  Notes payable, net of discount............................      2,996            --
  Interest payable..........................................         64            --
  Accrued settlement charges................................      7,588         8,489
                                                                -------       -------
          Total current liabilities.........................     18,289        14,957
Long-term liabilities.......................................        236           281
                                                                -------       -------
          Total liabilities.................................     18,525        15,238
                                                                -------       -------
Stockholders' equity:
  Common stock..............................................          3             3
  Additional paid-in capital................................     58,138        57,927
  Accumulated deficit.......................................    (47,177)      (45,610)
                                                                -------       -------
          Total stockholders' equity........................     10,964        12,320
                                                                -------       -------
          Total liabilities and stockholders' equity........    $29,489       $27,558
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

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Sales.......................................................  $    10,728    $     3,517
Cost of goods sold..........................................        3,692          1,334
                                                              -----------    -----------
  Gross profit..............................................        7,036          2,183
Operating expenses:
  Engineering and development...............................        2,674          3,692
  Sales and marketing.......................................        3,118          3,094
  General and administrative................................        1,208          1,644
  Litigation settlement.....................................           --          8,500
                                                              -----------    -----------
          Total operating expenses..........................        7,000         16,930
                                                              -----------    -----------
Operating income (loss).....................................           36        (14,747)
Other income................................................           29            167
                                                              -----------    -----------
Income (loss) before income tax.............................           65        (14,580)
Provision for income taxes..................................           --             --
                                                              -----------    -----------
       Net income (loss)....................................  $        65    $   (14,580)
                                                              ===========    ===========
Per share of common stock:
       Basic and diluted income (loss) per share of common
        stock...............................................  $      0.00    $     (0.55)
                                                              ===========    ===========
Weighted average common shares outstanding..................   26,563,964     26,461,151
                                                              ===========    ===========
Weighted average common and common equivalent shares
  outstanding...............................................   27,423,386     26,461,151
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

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Sales.......................................................  $    18,841    $     8,949
Cost of goods sold..........................................        6,878          3,437
                                                              -----------    -----------
  Gross profit..............................................       11,963          5,512
Operating expenses:
  Engineering and development...............................        5,421          7,001
  Sales and marketing.......................................        5,859          5,037
  General and administrative................................        2,324          3,542
  Reorganization charges....................................           --          1,018
  Litigation settlement.....................................           --          8,500
                                                              -----------    -----------
          Total operating expenses..........................       13,604         25,098
                                                              -----------    -----------
Operating loss..............................................       (1,641)       (19,586)
Other income................................................           74            446
                                                              -----------    -----------
Loss before income tax......................................       (1,567)       (19,140)
Provision for income taxes..................................           --             --
                                                              -----------    -----------
     Net loss...............................................  $    (1,567)   $   (19,140)
                                                              ===========    ===========
Per share of common stock:
     Basic and diluted loss per share of common stock.......  $     (0.06)   $     (0.72)
                                                              ===========    ===========
Weighted average shares outstanding.........................   26,551,929     26,452,601
                                                              ===========    ===========
Weighted average common and common equivalent shares
  outstanding...............................................   27,146,189     26,452,601
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

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   FOR THE
                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               1999       1998
                                                              -------   --------
Cash flows from operating activities:
  Net loss..................................................  $(1,567)  $(19,140)
  Adjustments to reconcile net loss due to cash used by
     operating activities:
     Depreciation and amortization..........................    1,210      1,085
     Loss on disposal of property...........................        7         --
  Changes in operating assets and liabilities:
     Increase in accounts receivable........................   (2,606)      (238)
     Decrease (increase) in inventories.....................      702     (1,304)
     Increase in prepaid expenses and other current
      assets................................................     (616)      (655)
     Increase (decrease) in accounts payable and accrued
      expenses..............................................    1,106       (653)
     (Decrease) increase in accrued settlement charges......     (901)     8,500
                                                              -------   --------
       Net cash used in operating activities................   (2,665)   (12,405)
                                                              -------   --------
Cash flows from investing activities:
  Purchase of property and equipment........................     (680)    (1,686)
                                                              -------   --------
       Net cash used in investing activities................     (680)    (1,686)
                                                              -------   --------
Cash flows from financing activities:
  Proceeds from notes payable...............................    3,000         --
  Proceeds from sale of common stock, net of expense........      208        126
  Payments received -- lease receivables....................      257         26
  Principal payments -- capital lease obligations...........     (167)       (24)
                                                              -------   --------
       Net cash provided by financing activities............    3,298        128
                                                              -------   --------
Net decrease in cash and cash equivalents...................      (47)   (13,963)
Cash and cash equivalents at beginning of period............    3,848     24,031
                                                              -------   --------
Cash and cash equivalents at end of period..................  $ 3,801   $ 10,068
                                                              =======   ========
Other supplemental disclosures:
  Cash paid for interest....................................       29         12
Noncash investing and financing activities:
  Capital lease obligations incurred........................      194         48
  Fixed asset additions included in accounts payable........       59         46
  Accounts receivable related to capital leases.............  $   245   $    216

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Digital Lightwave, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Form 10-K for the period ended December 31, 1998, File No. 000-21669.

     For comparative purposes, certain amounts previously disclosed in the financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on the results of operations for the periods presented.

2. INVENTORIES

     Inventories at June 30, 1999 and December 31, 1998 are summarized as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                              --------   ------------
                                                                  (IN THOUSANDS)
  Raw materials.............................................   $2,444       $2,166
  Work-in-process...........................................    1,501        1,443
  Finished goods............................................      834        1,867
                                                               ------       ------
                                                               $4,779       $5,476
                                                               ======       ======

3. COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. For the quarter ended June 30, 1998 and the six months ended June 30, 1999 and 1998, diluted loss per share, which includes the effect of incremental shares from common stock equivalents using the treasury stock method, is not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

                                                       THREE MONTHS               SIX MONTHS
                                                      ENDED JUNE 30,            ENDED JUNE 30,
                                                  -----------------------   -----------------------
                                                     1999         1998         1999         1998
                                                  ----------   ----------   ----------   ----------
Weighted average common stock outstanding.......  26,563,964   26,461,151   26,551,929   26,452,601
Weighted average common stock equivalents
  outstanding...................................     859,422           --      594,260           --
                                                  ----------   ----------   ----------   ----------
Shares including effect of common stock
  equivalents outstanding.......................  27,423,386   26,461,151   27,146,189   26,452,601
                                                  ==========   ==========   ==========   ==========

4. REORGANIZATION CHARGES

     The Company streamlined its management structure and eliminated 20 positions which resulted in a one-time charge of approximately $1.0 million during the quarter ended March 31, 1998.

                            DIGITAL LIGHTWAVE, INC.

5. LEGAL PROCEEDINGS

     As of April 9, 1998, 23 class action complaints (which were subsequently consolidated into a single action) for violations of the Federal Securities Laws during certain periods in 1997 and 1998 had been filed in the United States District Court for the Middle District of Florida (the "District Court"), on behalf of purchasers of the Company's Common Stock. The complaints named as defendants the Company, Bryan J. Zwan, the Company's then Chairman, Steven H. Grant, the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary, and other former corporate officers. The complaints allege that the Company and certain officers during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of the Company's Common Stock.

     On July 23, 1998, the Company entered into a memorandum of understanding for the settlement of these class action complaints. In late October 1998, a Stipulation of Settlement was filed with the court and on December 21, 1998, the court preliminarily approved the settlement. The settlement consists of $4.3 million in cash, to be paid to plaintiffs primarily by a claim on the Company's directors and officers liability insurance policy, and the issuance of up to 1.8 million shares of Common Stock. The Company recorded a one-time charge of $8.5 million during 1998 as a result of the settlement. On March 12, 1999, the court indicated that it would grant final approval of the settlement of the class action complaints and on April 30, 1999, the court granted the final order approving the settlement of the actions. The final order is subject to appeal.

     On May 20, 1999, Charles Chalmers, a lead plaintiff in the class action suit, filed a notice of appeal with the Eleventh Circuit Court of Appeals. Subsequently, a motion was filed on behalf of plaintiffs in the District Court to require Mr. Chalmers to post a bond in order to proceed with the appeal. On August 9, 1999, the District Court granted plaintiff's motion mandating that Mr. Chalmers post a $12.5 million bond in order to proceed with the appeal. In addition, on August 9, 1999, the Securities and Exchange Commission filed an amicus brief in support of Mr. Chalmers' appeal. The Company intends to vigorously oppose this appeal. However, there can be no assurance as to the outcome of the appeal. If the appeal is successful, the settlement of the class action could be set aside, and the Company again could be required to defend or attempt to settle the class action suit, which could have a negative effect on the Company and its results of operations and financial condition.

     On November 5, 1997, Hugh Brian Haney ("Plaintiff"), an early stage investor, commenced an action in the United States District Court for the Southern District of Ohio against Dr. Bryan J. Zwan, the Company's then Chairman of the Board and Chief Executive Officer, and the Company ("Defendants"). An amended complaint filed December 15, 1997 alleged violations of Section 10(b) of the Securities Exchange Act, violations of state corporation statutes, and various common law violations by Defendants in connection with Plaintiff's sale to the Company's predecessor in November 1995, pursuant to a previously granted option exercisable by Dr. Zwan and/or the Company's predecessor, of 4,900 shares of stock in the Company's predecessor, an amount equivalent to 19,215,686 shares of the Company's common stock. The amended complaint sought, among other things,
(1) rescission of the sale of the shares transferred by Plaintiff and (2) damages of $235 million, together with interest. On October 20, 1998, the Company and Dr. Zwan entered into an agreement with Plaintiff to settle the action. The settlement agreement provided, among other things, for dismissal of the action with prejudice, for a $500,000 payment by the Company to Plaintiff for his attorneys' fees and granted Plaintiff an option, for 10 years, to purchase for $1 per share 2 million shares of Dr. Zwan's stock in the Company. Pursuant to that agreement, the action was dismissed with prejudice on November 13, 1998. The Company recorded a $3.0 million charge to earnings consisting of the cash payment and the valuation of the options upon settlement.

     On April 21, 1999, Plaintiff filed an action in the United States District Court for the Southern District of Ohio against the Defendants alleging that the terms of the settlement agreement entered into between the

                            DIGITAL LIGHTWAVE, INC.

parties had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded, or, alternatively, that the settlement agreement be set aside. The Company believes that it has fulfilled its obligations under the settlement agreement and that the claims made by Plaintiff against the Company in this action are without merit. Accordingly, in response to this action, the Company filed a motion to dismiss for failure to state a claim against the Company. However, there can be no assurance that the Company's motion will be granted, or if the motion is denied, that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company.

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

6. FINANCING TRANSACTIONS

     The Company entered into an accounts receivable agreement dated December 28, 1998 with EAB Leasing Corp. ("EAB") providing for the sale of the Company's accounts receivable to EAB. The aggregate maximum amount the Company can borrow at one time under this agreement was $2.9 million through June 28, 1999, with a maximum of $2.0 million available on a monthly basis. In connection with this agreement, the Company has granted EAB a security interest in its accounts, accounts receivables, contract rights, equipment, chattel paper, general intangibles, instruments, inventory and all proceeds of the foregoing. The annual interest rate equivalent charged to the Company under this agreement is the prime rate plus 1.5%. The agreement also provides that the Company pay a minimum monthly service fee in the amount of $10,000.

     On June 29, 1999, the accounts receivable agreement with EAB automatically renewed for a six month period ending December 28, 1999 under the same terms and conditions as the previous agreement except the $2.0 million maximum available on a monthly basis was waived. The agreement is still subject to the aggregate maximum amount the Company can borrow at one time of $2.9 million. As of June 30, 1999, there were no borrowings outstanding under this agreement.

     On March 31, 1999, the Company entered into a financing agreement with certain investors pursuant to which the Company agreed to issue $3.0 million of 9% Secured Bridge Notes due January 17, 2000. These notes were issued on April 6, 1999. They are collateralized by all of the Company's assets and are subordinated to the accounts receivable agreement with EAB and the proposed line of credit agreement with Emergent Business Capital described in the following paragraph. In connection with the financing agreement, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants. The warrants have a term of five years from the date of issuance. The Company has agreed to register the warrants and the common stock issuable upon exercise thereof under the Securities Act of 1933.

     On March 31, 1999, the Company entered into a Letter of Commitment with Emergent Business Capital pursuant to which Emergent Business Capital would provide the Company with a $5.0 million line of credit (the "Emergent Line of Credit"). Under the Emergent Line of Credit, the Company would be entitled to borrow up to $5.0 million, subject to certain borrowing limitations based on amounts of the Company's accounts receivable and other assets. The Emergent Line of Credit would have a term of two years. All

                            DIGITAL LIGHTWAVE, INC.

indebtedness outstanding under the Emergent Line of Credit Agreement would be collateralized by substantially all of the Company's assets.

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

7. COMMITMENTS

     In May 1999, the Company signed an original equipment manufacturer contract to provide integrated performance monitoring and diagnostic capabilities for a product marketed by Lucent Technologies, Inc. Lucent's placement of orders for product is conditional upon the Company achieving certain milestone events defined in the contract.

8. SUBSEQUENT EVENTS

     Subsequent to June 30, 1999, the Company has borrowed funds under the accounts receivable agreement with EAB described in Note 7 -- Financing Transactions. The balance outstanding at August 13, 1999 was $352,952.

     On July 6, 1999 the Company announced that effective July 1, 1999, Dr. Bryan J. Zwan, the Company's founder, left his position as Chairman of the Board of the Company. Dr. Zwan continues to serve as director of the Company. Effective July 1, 1999, Gerry Chastelet, the Chief Executive Officer and President of the Company, was named to the additional post of Chairman of the Company's Board of Directors.

     On July 21, 1999, the Company issued 289,350 shares of Common Stock in partial satisfaction of the total shares required under the settlement of the class actions complaints described in Note 6 -- Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements as well as the future prospects of the Company generally, such investors should specifically consider various factors identified in the Company's Annual Report on Form 10-K for the period ended December 31, 1998, including the matters set forth therein under the caption "Factors That May Affect Operating Results," which could cause actual results to differ materially from those indicated by such forward-looking statements. Factors that may affect the Company's results of operations include but are not limited to the Company's limited operating history and cumulative losses, control by a majority shareholder, dependence on a limited number of products, uncertain market acceptance of planned products, rapid technological changes, dependence on new product introductions, ability to compete effectively with other companies, success in relocating our production and assembly operations, dependence on contract manufacturing and sole or limited source suppliers, delays in product development and delivery schedules, success of the original equipment manufacturer ("OEM") agreement with Lucent Technologies, dependence on key personnel, ability to manage our growth, ability to enter into strategic relationships, quarterly fluctuations in operating results, dependence on proprietary technology, dependence on a limited number of major customers, product certifications, factors inhibiting takeover, shares eligible for future sale, possible volatility of stock price, success in defending significant litigation, liquidity risks and future capital needs, potential year 2000 problems and government regulations. The Company participates in a highly concentrated industry, and has limited visibility with regard to customer orders and the timing of such orders. The Company may also encounter difficulty obtaining sufficient supplies to staff and meet production schedules. As a result, quarter-to-quarter and year-to-year financial performance is highly dependent upon the timely receipt of orders from its customers during fiscal periods. The Company disclaims any obligation to update any such factors or announce publicly revisions to such statements to reflect events or developments.

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

     Since inception the Company has incurred substantial net operating losses as a result of significant investment in research and development, sales and marketing and administrative expenses. The Company intends to continue to build its organization in anticipation of growth and believes that its operating expenses will continue to increase accordingly due to a variety of factors including: (1) increased research and development expenses associated with the completion of the products in development and the continued enhancement of existing products; and (2) increased selling, general and administrative expenses associated with continued expansion of sales and marketing capabilities, product advertising and promotion. The quarter ended June 30, 1999 marked the first quarter of profitability for the Company. There can be no assurance that profitability will be sustained.

RESULTS OF OPERATIONS

     The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter and six months ended June 30, 1999 compared to the quarter and six months ended June 30, 1998. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of net sales to facilitate the discussions that follow.

                                                      QUARTER ENDED
                                                   -------------------   AMOUNT    PERCENT   PERCENT OF
                                                                         CHANGE    CHANGE     NET SALES
                                                   JUNE 30,   JUNE 30,    FAV/      FAV/     -----------
                                                     1999       1998     (UNFAV)   (UNFAV)   1999   1998
                                                   --------   --------   -------   -------   ----   ----
                                                                (IN MILLIONS, EXCEPT %)
Net sales........................................   $10.7      $  3.5     $ 7.2      207%    100%    100%
Cost of goods sold...............................    (3.6)       (1.3)     (2.3)    (176)     34      38
                                                    -----      ------     -----              ---    ----
Gross profit.....................................     7.1         2.2       4.9      224      66      62
Engineering and development expenses.............    (2.7)       (3.7)      1.0       28      25     105
Sales and marketing expenses.....................    (3.1)       (3.1)       --       (1)     29      88
General and administrative expenses..............    (1.2)       (1.6)      0.4       25      11      47
Reorganization charges...........................      --          --        --       --      --      --
Litigation settlement............................      --        (8.5)      8.5       --      --     242
                                                    -----      ------     -----              ---    ----
          Total operating expenses...............    (7.0)      (16.9)      9.9       59      65     482
Operating income (loss)..........................     0.1       (14.7)     14.8      101       1    (420)
Other income, net................................      --         0.1      (0.1)     (83)     --       2
                                                    -----      ------     -----              ---    ----
Pre-tax income (loss)............................     0.1       (14.6)     14.7      100       1    (418)
Income taxes.....................................      --          --        --       --      --      --
                                                    -----      ------     -----              ---    ----
Net income (loss)................................   $ 0.1      $(14.6)    $14.7      100%      1%   (418)%
                                                    =====      ======     =====              ===    ====

                                                    SIX MONTHS ENDED
                                                   -------------------   AMOUNT    PERCENT   PERCENT OF
                                                                         CHANGE    CHANGE     NET SALES
                                                   JUNE 30,   JUNE 30,    FAV/      FAV/     -----------
                                                     1999       1998     (UNFAV)   (UNFAV)   1999   1998
                                                   --------   --------   -------   -------   ----   ----
                                                                (IN MILLIONS, EXCEPT %)
Net sales........................................   $18.8      $  8.9     $ 9.9      112%    100%    100%
Cost of goods sold...............................    (6.9)       (3.4)     (3.5)    (102)     36      38
                                                    -----      ------     -----              ---    ----
Gross profit.....................................    11.9         5.5       6.4      116      64      62
Engineering and development expenses.............    (5.4)       (7.0)      1.6       23      29      78
Sales and marketing expenses.....................    (5.9)       (5.0)     (0.9)     (17)     31      56
General and administrative expenses..............    (2.3)       (3.6)      1.3       35      12      41
Reorganization charges...........................      --        (1.0)      1.0      100      --      11
Litigation settlement............................      --        (8.5)      8.5      100      --      95
                                                    -----      ------     -----              ---    ----
          Total operating expenses...............   (13.6)      (25.1)     11.5       46      72     281
Operating loss...................................    (1.7)      (19.6)     17.9       91      (8)   (219)
Other income, net................................     0.1         0.5      (0.4)     (85)     --       6
                                                    -----      ------     -----              ---    ----
Pre-tax loss.....................................    (1.6)      (19.1)     17.5       92      (8)   (213)
Income taxes.....................................      --          --        --       --      --      --
                                                    -----      ------     -----              ---    ----
Net loss.........................................   $(1.6)     $(19.1)    $17.5       92%     (8)%  (213)%
                                                    =====      ======     =====              ===    ====

  Sales

     Sales include total revenues from customer purchases of Network Information Computers (NIC) and Network Access Agents (NAA), net of accrual for product returns. Net sales for the quarter increased $7.2 million to $10.7 million from $3.5 million in the year ago quarter. Sales to existing customers during the quarter represented 93% of sales, or $9.9 million as compared to 74% of sales, or $2.7 million in the year ago quarter. During the quarter, the Company shipped 273 units in varying configurations of the NIC and 6 NAA units to a total of 43 customers (including 12 new customers) at an ASP of $38,453 as compared to 113 NIC units to a total of 26 customers (including 9 new customers) at an ASP of $31,117 in the year ago quarter.

     Sales for the six months ended June 30 1999, increased $9.9 million to $18.8 million from $8.9 million in the year ago period. Sales to existing customers for the period represented 88% of sales, or $16.6 million as compared to 61% of sales, or $5.6 million for the same period last year. During the period, the Company shipped 501 units in varying configurations of the NIC and 6 NAA at an ASP of $37,161 as compared to 287 NIC units at an ASP of $31,178 in the year ago period.

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

     The increase in ASP for the quarter and six months ended June 30, 1999 as compared to the year ago periods is primarily due to the higher selling price associated with the Company's higher speed optical configuration, OC-48, which was not available in the first six months of 1998.

  Cost of Goods Sold

     Costs of goods sold principally includes inventory, labor and overhead, management costs, facility rental and depreciation of equipment. Cost of goods sold for the quarter increased by $2.3 million to $3.6 million from $1.3 million in the year ago quarter.

     Cost of goods sold for the six months ended June 30, 1999 increased by $3.5 million to $6.9 million from $3.4 million in the year ago period.

     The primary reason for the increase in cost of goods sold is the increase in the volume of units sold.

  Gross Profit

     Gross profit for the quarter ended June 30, 1999 increased by $4.9 million to $7.1 million from $2.2 million in the year ago quarter. As a percentage of sales, gross margin for the quarter increased to 65.6% from 62.1%.

     Gross profit for the six months ended June 30, 1999 increased by $6.4 million to $11.9 million from $5.5 million in the year ago quarter. As a percentage of sales, gross margin increased to 63.5% from 61.6%.

     The increase in gross profit is directly related to the increase in sales for the quarter and six months ended June 30, 1999. Along with the increase in sales, gross margin percentages have also increased. The primary reasons for his were increased margins on higher speed optical configured units at OC12 and above.

  Engineering and Development

     Engineering and development expenses principally include compensation attributable to engineering and development personnel, depreciation of fixed assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter decreased by $1.0 million to $2.7 million from $3.7 million in the year ago quarter.

     Engineering and development expenses for the six months ended June 30, 1999 decreased by $1.6 million to $5.4 million from $7.0 million in the year ago period.

     The decrease for both the quarter and the six months is primarily due to the Company's efforts to lower overhead costs and streamline its operating structure by eliminating certain full-time and consultant positions. This resulted in a savings of $1.2 and $2.1 million in salaries and related benefits for the quarter and six months, respectively, over the same periods last year. However, this was partially offset by a disproportionate share of overhead expenses which could not be capitalized as part of inventory costs due to lower levels of production activity in the early months of the 1st and 2nd quarters of 1999.

  Sales and Marketing

     Sales and marketing expenses principally include salaries and commissions paid on sales of products, travel expenses, tradeshow costs, and costs of promotional materials and customer incentives. Sales and marketing expenses were $3.1 million for both quarters. While expenses remained the same overall, there were increases directly related to a larger sales force, higher commissions resulting from the increased sales activity, and higher depreciation caused by upgrading existing demo units to the latest configuration of OC48. These were offset by the elimination of the International Sales organization and decreased tradeshow spending over the year ago quarter.

     Sales and marketing expenses for the six months ending June 30, 1999 increased $0.9 million to $5.9 million compared to $5.0 million in the year ago period. The increase is directly related to the factors described that impacted the quarter. However, the savings noted for the quarter were not significant enough to offset the increase on a year-to-date basis.

  General and Administrative

     General and administrative expenses principally include professional fees, facility rentals, compensation, and information systems related to general management functions. General and administrative expenses for the quarter decreased by $0.4 million to $1.2 million from $1.6 million in the year ago quarter.

     General and administrative expenses for the six months ended June 30, 1999 decreased by $1.3 million to $2.3 million from $3.6 million in the year ago quarter.

     The decrease for both the quarter and year-to-date period primarily reflects higher professional fees related to legal costs in 1998.

  Reorganization Charges

     During the six months ended June 30, 1998, the Company streamlined its management structure and eliminated 20 positions which resulted in a one-time charge of $1.0 million.

  Litigation Settlement

     During the quarter ended June 30, 1998, the Company signed a memorandum of understanding for the settlement of class action complaints filed against it in U.S. District Court for alleged violations of federal securities laws. The settlement resulted in a one-time charge of $8.5 million.

  Other Income or Expense

     Other income for the quarter ended June 30, 1999, decreased by $0.1 million to $0.0 million from $0.1 million in the same quarter last year.

     Other income for the six months ended June 30, 1999 decreased by $0.4 million to $0.1 million from $0.5 million in the same period last year.

     The decrease in both the quarter and the six months is the result of the utilization of cash reserves to fund the Company's operations which caused a decrease in interest earned on invested cash balances. This decrease is also a result of increased interest expense related to the Company's newly issued Secured Bridge Notes.

  Net Income or Loss

     Net income for the quarter increased $14.7 million to net income of $0.1 million or $.00 per share, from a net loss of $14.6 million or $.55 per share in the year ago quarter.

     Net loss for the six months ended June 30, 1999 decreased $17.5 million to a net loss of $1.6 million or $.06 per share, from a net loss of $19.1 million or $.72 per share.

     The net loss in the prior year quarter was adversely impacted by the one-time charge of $8.5 million to record the settlement of outstanding securities litigation. Without this charge, the net loss would have been $6.1 million or a loss of $.23 per share for the quarter ended June 30, 1998. For the six months ended June 30, 1998, the loss would have been $10.6 million or a loss of $.40 per share.

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

     Cash and cash equivalents at June 30, 1999 were approximately $3.8 million, unchanged from December 31, 1998. As of June 30, 1999, the Company's working capital was approximately $1.1 million as compared to $2.3 million at December 31, 1998. The decrease was primarily associated with cash used in operations during the six months ended June 30, 1999, as detailed in the Company's Consolidated Statements of Cash Flows, and the settlement of litigation previously discussed. For the six months ended June 30, 1999, capital expenditures were approximately $0.7 million. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products as well as continued product development efforts.

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

     On June 29, 1999, the accounts receivable agreement with EAB automatically renewed for a six month period ending December 28, 1999 under the same terms and conditions as the previous agreement except the $2.0 million maximum available on a monthly basis was waived. The agreement is still subject to the aggregate maximum amount the Company can borrow at one time of $2.9 million. As of June 30, 1999, there were no borrowings outstanding under this agreement.

     On March 31, 1999, the Company entered into a financing agreement with certain investors pursuant to which the Company agreed to issue $3.0 million of 9% Secured Bridge Notes due January 17, 2000. These notes were issued on April 6, 1999. They are collateralized by all of the Company's assets and are subordinated to the accounts receivable agreement with EAB and the proposed line of credit agreement with Emergent Business Capital described in the following paragraph. In connection with the financing agreement, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants. The warrants have a term of five years from the date of issuance. The Company has agreed to register the warrants and the common stock issuable upon exercise thereof under the Securities Act of 1933.

     On March 31, 1999, the Company entered into a Letter of Commitment with Emergent Business Capital pursuant to which Emergent Business Capital would provide the Company with a $5.0 million line of credit (the "Emergent Line of Credit"). Under the Emergent Line of Credit, the Company would be entitled to borrow up to $5.0 million, subject to certain borrowing limitations based on amounts of the Company's accounts receivable and other assets. The Emergent Line of Credit would have a term of two years. All indebtedness outstanding under the Emergent Line of Credit Agreement would be collateralized by substantially all of the Company's assets.

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

     The Company continues to consider various financing alternatives, including the existing accounts receivable agreement with EAB, the Emergent Line of Credit, public offering of Convertible Subordinated Notes and/or equity (the "Financing Sources"). The Company anticipates that its existing cash and cash equivalents and anticipated cash flow from operations together with funds provided from the Financing Sources will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next 12 months. The anticipated cash flow from operations assumes the Company achieves a level of sales that is significantly higher than those of earlier quarters. In the event that these sales levels are not attained, the Company will be required to supplement its working capital with additional funding in order to meet shorter or longer term liquidity needs. There can be no assurance, however, that the Company will achieve the assumed or increased sales levels or that adequate additional financing will be available when needed or, if available, on terms acceptable to the Company.

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

     With respect to IT systems, the Company has inventoried its internal software and electronic hardware devices currently in use to determine which of these devices rely on a valid date in order to function. Of these, certain operating, accounting, and telephony systems were identified as critical. Resources required to make these systems Year 2000 compliant were evaluated based on availability and cost of the related upgrade. In general, the Company has obtained Year 2000 compliant versions from third party software vendors and modified these systems. The telephony system still requires such upgrade and the Company expects to complete this during the third quarter of 1999. Total costs of such remediation, when complete, are estimated at approximately $21,000. Non-IT embedded systems, consisting primarily of security systems, the emergency power generator, HVAC controls and elevators have also been reviewed. These systems were found to be year 2000 compliant.

     The Company also has certain key relationships with suppliers and subcontractors. We have contacted certain third-party suppliers of key components or services regarding their Year 2000 readiness. We have received confirmation of their Year 2000 readiness and/or documentation concerning their efforts to achieve compliance. We do not anticpate the need to identify alternative vendors.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As of April 9, 1998, 23 class action complaints (which were subsequently consolidated into a single action) for violations of the Federal Securities Laws during certain periods in 1997 and 1998 had been filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of the Company's Common Stock. The complaints named as defendants the Company, Bryan J. Zwan, the Company's then Chairman, Steven H. Grant, the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary, and other former corporate officers. The complaints allege that the Company and certain officers during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of the Company's Common Stock.

     On July 23, 1998, the Company entered into a memorandum of understanding for the settlement of these class action complaints. In late October 1998, a Stipulation of Settlement was filed with the court and on December 21, 1998, the court preliminarily approved the settlement. The settlement consists of $4.3 million in cash, to be paid to plaintiffs primarily by a claim on the Company's directors and officers liability insurance policy, and the issuance of up to 1.8 million shares of Common Stock. The Company recorded a one-time charge of $8.5 million during 1998 as a result of the settlement. On March 12, 1999, the court indicated that it would grant final approval of the settlement of the class action complaints and on April 30, 1999, the court granted the final order approving the settlement of the actions. The final order is subject to appeal.

     On May 20, 1999, Charles Chalmers, a lead plaintiff in the class action suit, filed a notice of appeal with the Eleventh Circuit Court of Appeals. Subsequently, a motion was filed on behalf of plaintiffs in the District Court to require Mr. Chalmers to post a bond in order to proceed with the appeal. On August 9, 1999, the District Court granted plaintiff's motion mandating that Mr. Chalmers post a $12.5 million bond in order to proceed with the appeal. In addition, on August 9, 1999, the Securities and Exchange Commission filed an amicus brief in support of Mr. Chalmers' appeal. The Company intends to vigorously oppose this appeal. However, there can be no assurance as to the outcome of the appeal. If the appeal is successful, the settlement of the class action could be set aside, and the Company again could be required to defend or attempt to settle the class action suit, which could have a negative effect on the Company and its results of operations and financial condition.

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

     On November 5, 1997, Hugh Brian Haney ("Plaintiff"), an early stage investor, commenced an action in the United States District Court for the Southern District of Ohio against Dr. Bryan J. Zwan, the Company's then Chairman of the Board and Chief Executive Officer, and the Company ("Defendants"). An amended complaint filed December 15, 1997 alleged violations of Section 10(b) of the Securities Exchange Act, violations of state corporation statutes, and various common law violations by Defendants in connection with Plaintiff's sale to the Company's predecessor in November 1995, pursuant to a previously granted option exercisable by Dr. Zwan and/or the Company's predecessor, of 4,900 shares of stock in the Company's predecessor, an amount equivalent to 19,215,686 shares of the Company's common stock. The amended complaint sought, among other things,
(1) rescission of the sale of the shares transferred by Plaintiff and (2) damages of $235 million, together with interest. On October 20, 1998, the Company and Dr. Zwan entered into an agreement with Plaintiff to settle the action. The settlement agreement provided, among other things, for dismissal of the action with prejudice, for a $500,000 payment by the Company to Plaintiff for his attorneys' fees and granted Plaintiff an option, for 10 years, to purchase for $1 per share 2 million shares of Dr. Zwan's stock in the Company. Pursuant to that agreement, the action was dismissed with prejudice on November 13, 1998. The Company recorded a $3.0 million charge to earnings consisting of the cash payment and the valuation of the options upon settlement.

     On April 21, 1999, Plaintiff filed an action in the United States District Court for the Southern District of Ohio against the Defendants alleging that the terms of the settlement agreement entered into between the parties had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded, or, alternatively, that the settlement agreement be set aside. The Company believes that it has fulfilled its obligations under the settlement agreement and that the claims made by Plaintiff against the Company in this action are without merit. Accordingly, in response to this action, the Company filed a motion to dismiss for failure to state a claim against the Company. However, there can be no assurance that the Company's motion will be granted, or if the motion is denied, that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders of Digital Lightwave, Inc. on May 14, 1999, the stockholders voted on two proposals. The first was a proposal to elect Dr. Bryan J. Zwan, Dr. William F. Hamilton, Gerry Chastelet, and William Seifert as directors of the Company. The following table sets forth the votes in such election:

                                                                            VOTES
                          DIRECTOR                            VOTES FOR    WITHHELD
                          --------                            ----------   --------
Dr. Bryan J. Zwan...........................................  24,895,008    78,454
Dr. William F. Hamilton.....................................  24,895,008    78,054
William Jefferson Marshall..................................  24,895,008    78,054
William Seifert.............................................  24,895,008    78,054

     The shareholders also voted on a proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's Independent Auditor for the fiscal year ending December 31, 1999:

                     NUMBER OF SHARES:
                     -----------------
Voted For...................................................  24,898,693
Voted Against...............................................      47,620
Abstentions.................................................      27,149

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

     (a) Exhibit

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

                                          Digital Lightwave, Inc.

                                          By:      /s/ GERRY CHASTELET
                                            ------------------------------------
                                            Gerry Chastelet
                                            Chairman, Chief Executive Officer
                                              and President
                                            (Principal Executive Officer)

                                            Date: August 13, 1999

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

                                            Date: August 13, 1999