Form 10-Q
period 1999-09-30
DIGITAL LIGHTWAVE INC
filed 1999-11-15
CIK 1016100

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

                     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                             YES  [ ]       NO  [ ]

     The number of shares outstanding of the Registrant's Common Stock as of November 11, 1999 was 27,018,319.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DIGITAL LIGHTWAVE, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                       PAGE
                                                                       ----
                       PART I FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Consolidated Condensed Balance Sheets -- September 30, 1999
         and December 31, 1998.......................................    1
         Consolidated Condensed Statements of Operations -- Three
         Months Ended September 30, 1999 and September 30, 1998......    2
         Consolidated Condensed Statements of Operations -- Nine
         Months Ended September 30, 1999 and September 30, 1998......    3
         Consolidated Condensed Statements of Cash Flows -- Nine
         Months Ended September 30, 1999 and September 30, 1998......    4
         Notes to Consolidated Condensed Financial Statements........    5
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................    9

                         PART II OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   18
Item 6.  Exhibits and Reports on Form 8-K............................   19
SIGNATURES...........................................................   20

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................     $ 4,779        $ 3,848
  Accounts receivable, net..................................      11,533          7,152
  Inventories...............................................       5,396          5,476
  Prepaid expenses and other current assets.................       1,720            748
                                                                 -------        -------
          Total current assets..............................      23,428         17,224
Property and equipment, net.................................       8,938          9,274
Other assets................................................         925          1,060
                                                                 -------        -------
          Total assets......................................     $33,291        $27,558
                                                                 =======        =======
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................     $ 8,506        $ 6,468
  Notes payable, net of discount............................       2,996             --
  Interest payable..........................................         132             --
  Accrued settlement charges................................       6,305          8,489
                                                                 -------        -------
          Total current liabilities.........................      17,939         14,957
Long-term liabilities.......................................         189            281
                                                                 -------        -------
          Total liabilities.................................      18,128         15,238
                                                                 -------        -------
Stockholders' equity:
  Common stock..............................................           3              3
  Additional paid-in capital................................      59,697         57,927
  Accumulated deficit.......................................     (44,537)       (45,610)
                                                                 -------        -------
          Total stockholders' equity........................      15,163         12,320
                                                                 -------        -------
          Total liabilities and stockholders' equity........     $33,291        $27,558
                                                                 =======        =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DIGITAL LIGHTWAVE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Sales.......................................................  $    14,162    $     6,915
Cost of goods sold..........................................        4,851          2,620
                                                              -----------    -----------
  Gross profit..............................................        9,311          4,295
Operating expenses:
  Engineering and development...............................        2,325          4,290
  Sales and marketing.......................................        3,147          3,526
  General and administrative................................        1,187          1,096
                                                              -----------    -----------
          Total operating expenses..........................        6,659          8,912
                                                              -----------    -----------
Operating income (loss).....................................        2,652         (4,617)
Other income (expense)......................................          (11)           102
                                                              -----------    -----------
Income (loss) before income tax.............................        2,641         (4,515)
Provision for income taxes..................................           --             --
                                                              -----------    -----------
       Net income (loss)....................................  $     2,641    $    (4,515)
                                                              ===========    ===========
Per share of common stock:
       Net income (loss) per share..........................  $      0.10    $     (0.17)
                                                              ===========    ===========
       Diluted net income (loss) per share..................  $      0.09    $     (0.17)
                                                              ===========    ===========
Weighted average common shares outstanding..................   26,863,115     26,484,670
                                                              ===========    ===========
Weighted average common and common equivalent shares
  outstanding...............................................   28,590,833     26,484,670
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DIGITAL LIGHTWAVE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
Sales.......................................................  $    33,002    $    15,864
Cost of goods sold..........................................       11,729          6,057
                                                              -----------    -----------
  Gross profit..............................................       21,273          9,807
Operating expenses:
  Engineering and development...............................        7,746         11,291
  Sales and marketing.......................................        9,006          8,562
  General and administrative................................        3,511          4,639
  Reorganization charges....................................           --          1,018
  Litigation settlement.....................................           --          8,500
                                                              -----------    -----------
          Total operating expenses..........................       20,263         34,010
                                                              -----------    -----------
Operating income (loss).....................................        1,010        (24,203)
Other income................................................           63            547
                                                              -----------    -----------
Income (loss) before income tax.............................        1,073        (23,656)
Provision for income taxes..................................           --             --
                                                              -----------    -----------
     Net income (loss)......................................  $     1,073    $   (23,656)
                                                              ===========    ===========
Per share of common stock:
     Net income (loss) per share............................  $      0.04    $     (0.89)
                                                              ===========    ===========
     Diluted net income (loss) per share....................  $      0.04    $     (0.89)
                                                              ===========    ===========
Weighted average common shares outstanding..................   26,656,797     26,463,408
                                                              ===========    ===========
Weighted average common and common equivalent shares
  outstanding...............................................   27,517,832     26,463,408
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DIGITAL LIGHTWAVE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   FOR THE
                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1999       1998
                                                              -------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $ 1,073   $(23,656)
  Adjustments to reconcile net income (loss) due to cash
     used by operating activities:
     Depreciation and amortization..........................    1,825      1,671
     Loss on disposal of property...........................       13         --
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable.............   (4,776)       163
     Decrease in inventories................................      149        983
     Increase in prepaid expenses and other current
      assets................................................     (837)      (927)
     Increase (decrease) in accounts payable and accrued
      expenses..............................................    1,970     (2,001)
     (Decrease) increase in accrued settlement charges......     (990)     8,454
                                                              -------   --------
       Net cash used in operating activities................   (1,572)   (15,313)
                                                              -------   --------
Cash flows from investing activities:
  Purchase of property and equipment........................   (1,224)    (2,878)
                                                              -------   --------
       Net cash used in investing activities................   (1,224)    (2,878)
                                                              -------   --------
Cash flows from financing activities:
  Proceeds from notes payable...............................    3,000         --
  Proceeds from sale of common stock, net of expense........      574        175
  Payments received -- lease receivables....................      395         48
  Principal payments--capital lease obligations.............     (242)       (51)
                                                              -------   --------
       Net cash provided by financing activities............    3,727        172
                                                              -------   --------
Net increase (decrease) in cash and cash equivalents........      931    (18,019)
Cash and cash equivalents at beginning of period............    3,848     24,031
                                                              -------   --------
Cash and cash equivalents at end of period..................  $ 4,779   $  6,012
                                                              =======   ========
Other supplemental disclosures:
  Cash paid for interest....................................       39         21
Noncash investing and financing activities:
  Capital lease obligations incurred........................  $   194   $    287
  Fixed asset additions included in accounts payable........  $   155   $     39
  Accounts receivable related to capital leases.............  $   270   $    297

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DIGITAL LIGHTWAVE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three and nine month periods ended September 30, 1999, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Form 10-K for the period ended December 31, 1998, File No. 000-21669.

     For comparative purposes, certain amounts previously disclosed in the financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on the results of operations for the periods presented.

2. INVENTORIES

     Inventories at September 30, 1999 and December 31, 1998 are summarized as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Raw materials...............................................     $3,235          $2,166
Work-in-process.............................................      1,787           1,443
Finished goods..............................................        374           1,867
                                                                 ------          ------
                                                                 $5,396          $5,476
                                                                 ======          ======

3. COMPUTATION OF NET LOSS PER SHARE

     Basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. For the quarter and the nine months ended September 30, 1998, diluted loss per share, which includes the effect of incremental shares from common stock equivalents using the treasury stock method, is not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                  -----------------------   -----------------------
                                                     1999         1998         1999         1998
                                                  ----------   ----------   ----------   ----------
Weighted average common stock outstanding.......  26,863,115   26,484,670   26,656,797   26,463,408
Weighted average common stock equivalents
  outstanding...................................   1,727,718           --      861,035           --
                                                  ----------   ----------   ----------   ----------
Shares including effect of common stock
  equivalents outstanding.......................  28,590,833   26,484,670   27,517,832   26,463,408
                                                  ==========   ==========   ==========   ==========

4. REORGANIZATION CHARGES

     The Company streamlined its management structure and eliminated 20 positions which resulted in a one-time charge of approximately $1.0 million during the nine months ended September 30, 1998.

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

     On July 23, 1998, the Company entered into a memorandum of understanding for the settlement of these class action complaints. In late October 1998, a Stipulation of Settlement was filed with the court and on December 21, 1998, the court preliminarily approved the settlement. The settlement consists of $4.3 million in cash, to be paid to plaintiffs primarily by a claim on the Company's directors and officers liability insurance policy, and the issuance of up to 1.8 million shares of Common Stock. The Company recorded a one-time charge of $8.5 million during 1998 as a result of the settlement. On March 12, 1999, the court indicated that it would grant final approval of the settlement of the class action complaints and on April 30, 1999, the court entered a final judgment approving the settlement of the actions. The final order is subject to appeal. On July 21, 1999, the Company issued to plaintiffs' counsel 289,350 shares of Common Stock in partial satisfaction of the total shares required under this settlement. Those shares are not to be distributed, sold or hypothecated until after the appeal of the settlement, discussed below, is fully resolved.

     On May 20, 1999, Charles Chalmers, a lead plaintiff and class representative in the class action suit, filed a notice of appeal of the final judgment with the Eleventh Circuit Court of Appeals. Subsequently, plaintiffs filed a motion in the District Court to require Mr. Chalmers to post a bond to secure costs to be incurred in connection with the appeal. On August 9, 1999, the District Court granted plaintiff's motion mandating that Mr. Chalmers post a $12.5 million bond in support of his appeal. Mr. Chalmers did not post the bond and, on August 26, 1999, he filed a Notice of Appeal regarding the bond order with the Eleventh Circuit Court of Appeals. In addition, on August 9, 1999, the Securities and Exchange Commission filed an amicus brief in partial support of Mr. Chalmers' appeal of the settlement. On October 4, 1999, the Court of Appeals denied the Company's emergency motion for an expedited decision dismissing the appeal of the settlement. Briefing on the settlement appeal has been completed and the Court has ordered an expedited briefing schedule for the bond appeal. The Company intends to vigorously oppose the appeals. However, there can be no assurance as to the outcome of the appeals. If the appeal of the settlement is successful, the settlement of the class action could be set aside, and the Company again could be required to defend or attempt to settle the class action suit, which could have a negative effect on the Company and its results of operations and financial condition.

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

                            DIGITAL LIGHTWAVE, INC.

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

     On April 21, 1999, Plaintiff filed an action in the United States District Court for the Southern District of Ohio against the Defendants alleging that the terms of the settlement agreement entered into between the parties had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded, or, alternatively, that the settlement agreement be set aside. The Company believes that it has fulfilled its obligations under the settlement agreement and that the claims made by Plaintiff against the Company in this action are without merit. Accordingly, in response to this action, the Company filed a motion to dismiss for failure to state a claim against the Company, which is pending before the Court. However, there can be no assurance that the Company's motion will be granted, or if the motion is denied, that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company.

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

6. FINANCING TRANSACTIONS

     The Company entered into an accounts receivable agreement dated December 28, 1998 with EAB Leasing Corp. ("EAB") providing for the sale of the Company's accounts receivable to EAB. The aggregate maximum amount the Company can borrow at one time under this agreement was $2.9 million through July 12, 1999, with a maximum of $2.0 million available on a monthly basis. In connection with this agreement, the Company has granted EAB a security interest in its accounts, accounts receivables, contract rights, equipment, chattel paper, general intangibles, instruments, inventory and all proceeds of the foregoing. The annual interest rate equivalent charged to the Company under this agreement is the prime rate plus 1.5%. The agreement also provides that the Company pay a minimum monthly service fee in the amount of $10,000.

     On July 12, 1999, the accounts receivable agreement with EAB automatically renewed for a six month period ending January 12, 2000 under the same terms and conditions as the previous agreement except the $2.0 million maximum available on a monthly basis was waived. The agreement is still subject to the aggregate maximum amount the Company can borrow at one time of $2.9 million. As of September 30, 1999, there were no borrowings outstanding under this agreement.

     On March 31, 1999, the Company entered into a financing agreement with certain investors pursuant to which the Company agreed to issue $3.0 million of 9% Secured Bridge Notes due January 17, 2000. These notes were issued on April 6, 1999. They are collateralized by all of the Company's assets and are subordinated to the accounts receivable agreement with EAB and the proposed line of credit agreement with Emergent Business Capital described in the following paragraph. In connection with the financing agreement, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants. The warrants have a term of five years from the date of issuance. The Company has agreed to register the warrants and the common stock issuable upon exercise thereof under the Securities Act of 1933. The Company expects to complete this registration during the fourth quarter of 1999.

                            DIGITAL LIGHTWAVE, INC.

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

     On April 19, 1999, the Company filed a registration statement with the Securities and Exchange Commission relating to a public offering of $20.0 million of Convertible Subordinated Notes. The Convertible Subordinated Notes would be convertible into shares of the Company's common stock. The Company would grant the underwriter a 30-day option to purchase up to an additional $3.0 million of Convertible Subordinated Notes for the purpose of covering over-allotments. C.E. Unterberg, Towbin is the underwriter of this offering.

7. COMMITMENTS

     In May 1999, the Company signed an original equipment manufacturer contract to provide integrated performance monitoring and diagnostic capabilities for a product marketed by Lucent Technologies, Inc. Lucent's placement of orders for product is conditional upon the Company achieving certain milestone events defined in the contract.

8. SUBSEQUENT EVENTS

     On October 14, 1999, the Company and Dr. Bryan J. Zwan, the Company's majority stockholder and a director, entered into an agreement which provides that (i) the size of the Board of Directors ("Board") will be increased from four to five members, (ii) two new outside directors will be appointed to the Board upon the approval of Dr. Zwan and a majority of the current Board and one current outside director will step down, (iii) the newly formed Board will stay in place at least until the Company's annual meeting in 2001 and (iv) the Company will enter into agreements containing provisions with respect to change of control, severance and non-compete with current senior management.

     In November 1999, the Board decided not to proceed with the registration statement with the Securities and Exchange Commission relating to a public offering of $20.0 million of Convertible Subordinated Notes described in Note
6 -- Financing Transactions. The Company may record a charge related to costs deferred in anticipation of the issuance of this debt during the fourth quarter. The total of these costs at September 30, 1999 was $608,623. The Company continues to consider various financing alternatives, including the existing accounts receivable agreement with EAB, the Emergent Line of Credit, and other asset based lending facilities. There can be no assurance that the Company will be successful in obtaining alternative financing on a timely basis or, if available, on terms acceptable to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements as well as the future prospects of the Company generally, such investors should specifically consider various factors identified in the Company's Annual Report on Form 10-K for the period ended December 31, 1998, including the matters set forth therein under the caption "Factors That May Affect Operating Results," which could cause actual results to differ materially from those indicated by such forward-looking statements. Factors that may affect the Company's results of operations include but are not limited to the Company's limited operating history and cumulative losses, control by a majority shareholder, dependence on a limited number of products, uncertain market acceptance of planned products, rapid technological changes, dependence on new product introductions, ability to compete effectively with other companies, dependence on contract manufacturing and limited source suppliers, delays in product development and delivery schedules, success of the original equipment manufacturer ("OEM") agreement with Lucent Technologies, dependence on key personnel, ability to manage our growth, ability to enter into strategic relationships, quarterly fluctuations in operating results, dependence on proprietary technology, dependence on a limited number of major customers, product certifications, factors inhibiting takeover, shares eligible for future sale, possible volatility of stock price, success in defending significant litigation, liquidity risks and future capital needs, general business conditions, potential year 2000 problems and government regulations. The Company participates in a highly concentrated industry, and has limited visibility with regard to customer orders and the timing of such orders. The Company may also encounter difficulty obtaining sufficient supplies to staff and meet production schedules. As a result, quarter-to-quarter and year-to-year financial performance is highly dependent upon the timely receipt of orders from its customers during fiscal periods. The Company disclaims any obligation to update any such factors or announce publicly revisions to such statements to reflect events or developments.

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

     Since inception the Company has incurred substantial net operating losses as a result of significant investment in research and development, sales and marketing and administrative expenses. The Company intends to continue to build its organization in anticipation of growth and believes that its operating expenses will continue to increase accordingly due to a variety of factors including: (1) increased research and development expenses associated with the completion of the products in development and the continued enhancement of existing products; and (2) increased selling, general and administrative expenses associated with continued expansion of sales and marketing capabilities, product advertising and promotion. The quarter ended September 30, 1999 marked the second consecutive quarter of profitability for the Company rendering 1999 profitable on a year-to-date basis. There can be no assurance that profitability will be sustained.

RESULTS OF OPERATIONS

     The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter and nine months ended September 30, 1999 compared to the quarter and nine months ended September 30, 1998. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of net sales to facilitate the discussions that follow.

                                                     QUARTER ENDED                               PERCENT OF
                                             -----------------------------   AMOUNT    PERCENT       NET
                                                                             CHANGE    CHANGE       SALES
                                             SEPTEMBER 30,   SEPTEMBER 30,    FAV/      FAV/     -----------
                                                 1999            1998        (UNFAV)   (UNFAV)   1999   1998
                                             -------------   -------------   -------   -------   ----   ----
                                                                 (IN MILLIONS, EXCEPT %)
Net sales..................................      $14.2           $ 6.9        $7.3       105%    100%   100%
Cost of goods sold.........................       (4.9)           (2.6)       (2.3)      (87)     34     38
                                                 -----           -----        ----               ---    ---
Gross profit...............................        9.3             4.3         5.0       117      66     62
Engineering and development expenses.......       (2.3)           (4.3)        2.0        46      17     62
Sales and marketing expenses...............       (3.2)           (3.5)        0.3         7      22     51
General and administrative expenses........       (1.2)           (1.1)       (0.1)       (8)      8     16
                                                 -----           -----        ----               ---    ---
          Total operating expenses.........       (6.7)           (8.9)        2.2        25      47    129
Operating income (loss)....................        2.6            (4.6)        7.2       155      19    (67)
Other income, net..........................         --             0.1        (0.1)     (111)     --      1
                                                 -----           -----        ----               ---    ---
Pre-tax income (loss)......................        2.6            (4.5)        7.1       159      19    (66)
Income taxes...............................         --              --          --        --      --     --
                                                 -----           -----        ----               ---    ---
Net income (loss)..........................      $ 2.6           $(4.5)       $7.1       159%     19%   (66)%
                                                 =====           =====        ====               ===    ===

                                                  NINE MONTHS ENDED                             PERCENT OF
                                            -----------------------------   AMOUNT    PERCENT       NET
                                                                            CHANGE    CHANGE       SALES
                                            SEPTEMBER 30,   SEPTEMBER 30,    FAV/      FAV/     -----------
                                                1999            1998        (UNFAV)   (UNFAV)   1999   1998
                                            -------------   -------------   -------   -------   ----   ----
                                                                (IN MILLIONS, EXCEPT %)
Net sales.................................      $33.0          $ 15.9        $17.1      108%    100%    100%
Cost of goods sold........................      (11.7)           (6.1)        (5.6)     (92)     36      38
                                                -----          ------        -----              ---    ----
Gross profit..............................       21.3             9.8         11.5      117      64      62
Engineering and development expenses......       (7.8)          (11.3)         3.5       31      23      71
Sales and marketing expenses..............       (9.0)           (8.6)        (0.4)      (5)     27      54
General and administrative expenses.......       (3.5)           (4.6)         1.1       24      11      29
Reorganization charges....................         --            (1.0)         1.0      100      --       6
Litigation settlement.....................         --            (8.5)         8.5      100      --      54
                                                -----          ------        -----              ---    ----
          Total operating expenses........      (20.3)          (34.0)        13.7       40      61     214
Operating income (loss)...................        1.0           (24.2)        25.2      104       3    (152)
Other income, net.........................        0.1             0.5         (0.4)     (87)     --       3
                                                -----          ------        -----              ---    ----
Pre-tax income (loss).....................        1.1           (23.7)        24.8      105       3    (149)
Income taxes..............................         --              --           --       --      --      --
                                                -----          ------        -----              ---    ----
Net income (loss).........................      $ 1.1          $(23.7)       $24.8      105%      3%   (149)%
                                                =====          ======        =====              ===    ====

  Sales

     Sales include total revenues from customer purchases of Network Information Computers (NIC) and Network Access Agents (NAA), net of accrual for product returns. Net sales for the quarter increased $7.3 million to $14.2 million from $6.9 million in the year ago quarter. Sales to existing customers during the quarter represented 93% of sales, or $13.3 million as compared to 83% of sales, or $5.7 million in the year ago quarter. During the quarter, the Company shipped 299 units in varying configurations of the NIC and 4 NAA units to a total of 49 customers (including 17 new customers) at an ASP of $46,740 as compared to 251 NIC units to a total of 36 customers (including 14 new customers) at an ASP of $27,550 in the year ago quarter.

     Sales for the nine months ended September 30, 1999, increased $17.1 million to $33.0 million from $15.9 million in the year ago period. Sales to existing customers for the period represented 89% of sales, or $29.5 million as compared to 71% of sales, or $11.3 million for the same period last year. During the period, the Company shipped 800 units in varying configurations of the NIC and 10 NAA at an ASP of $40,744 as compared to 539 NIC units at an ASP of $29,432 in the year ago period.

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

     The increase in ASP for the quarter and nine months ended September 30, 1999 as compared to the year ago periods is primarily due to the higher selling price associated with the Company's higher speed optical configuration, OC-48, which was not available until September of 1998.

  Cost of Goods Sold

     Costs of goods sold principally includes inventory, labor and overhead, management costs, facility rental and depreciation of equipment. Cost of goods sold for the quarter increased by $2.3 million to $4.9 million from $2.6 million in the year ago quarter.

     Cost of goods sold for the nine months ended September 30, 1999 increased by $5.6 million to $11.7 million from $6.1 million in the year ago period.

     The primary reason for the increase in cost of goods sold is the increase in the volume of units sold.

  Gross Profit

     Gross profit for the quarter increased by $5.0 million to $9.3 million from $4.3 million in the year ago quarter. As a percentage of sales, gross margin for the quarter ended September 30, 1999 increased to 65.7% from 62.1%.

     Gross profit for the nine months ended September 30, 1999 increased by $11.5 million to $21.3 million from $9.8 million in the year ago period. As a percentage of sales, gross margin for the nine months ended September, 30, 1999 increased to 64.5% from 61.8%.

     The increase in gross profit is directly related to the increase in sales for the quarter and nine months ended September 30, 1999. Along with the increase in sales, gross margin percentages have also increased. The primary reasons for this were increased margins on higher speed optical configured units at OC12 and above, particularly OC-48 which has significantly impacted margins in 1999 on both a quarterly and year to date basis.

  Engineering and Development

     Engineering and development expenses principally include compensation attributable to engineering and development personnel, depreciation of fixed assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter decreased by $2.0 million to $2.3 million from $4.3 million in the year ago quarter.

     Engineering and development expenses for the nine months ended September 30, 1999 decreased by $3.5 million to $7.8 million from $11.3 million in the year ago period.

     The decrease for both the quarter and the nine months is primarily due to the Company's efforts to lower overhead costs and streamline its operating structure by eliminating certain full time and consultant positions. This resulted in a savings of $1.0 and $3.1 million in salaries and related benefits for the quarter and nine months, respectively, over the same periods last year. In addition, engineering and development for the quarter were lower in 1999 as a greater portion of overhead expenses were capitalized as part of inventory costs due to higher production activity. Also, product development spending in the 1998 quarter was higher as the development of the OC-48 product was completed and the product was brought to market in September of 1998.

  Sales and Marketing

     Sales and marketing expenses principally include salaries and commissions paid on sales of products, travel expenses, tradeshow costs, and costs of promotional materials and customer incentives. Sales and marketing expenses for the quarter decreased $0.3 million to $3.2 million from $3.5 million in the year ago quarter. This decrease is the result of the elimination of the International Sales organization and normal attrition for which replacements were not sought. In addition, in 3rd quarter 1998, customer incentives were granted in the form of free customer upgrades resulting in a $0.3 million expense. These items were partially offset by higher commissions resulting from the increased sales activity.

     Sales and marketing expenses for the nine months ending September 30, 1999 increased $0.4 million to $9.0 million compared to $8.6 million in the year ago period. The increase is directly related to higher commissions resulting from the increased sales activity partially offset by the salary and benefits savings previously discussed.

  General and Administrative

     General and administrative expenses principally include professional fees, facility rentals, compensation, and information systems related to general management functions. General and administrative expenses for the quarter increased by $0.1 million to $1.2 million from $1.1 million in the year ago quarter.

     General and administrative expenses for the nine months ended September 30, 1999 decreased by $1.1 million to $3.5 million from $4.6 million in the year ago period.

     The decrease for the year-to-date period primarily reflects higher professional fees related to legal costs in 1998.

  Reorganization Charges

     During the nine months ended September 30, 1998, the Company streamlined its management structure and eliminated 20 positions which resulted in a one-time charge of $1.0 million.

  Litigation Settlement

     During the nine months ended September 30, 1998, the Company signed a memorandum of understanding for the settlement of class action complaints filed against it in U.S. District Court for alleged violations of federal securities laws. The settlement resulted in a one-time charge of $8.5 million.

  Other Income or Expense

     Other expense for the quarter ended September 30, 1999, represents a unfavorable change of $0.1 million to $0.0 million in expense from $0.1 million in income in the same quarter last year.

     Other income for the nine months ended September 30, 1999 decreased by $0.4 million to $0.1 million from $0.5 million in the same period last year.

     The change in both the quarter and the nine months is the result of the utilization of cash reserves to fund the Company's operations which caused a decrease in interest earned on invested cash balances This change is also a result of increased interest expense related to the Company's debt issued in the 2nd quarter of 1999.

  Net Income or Loss

     Net income for the quarter increased by $7.1 million to $2.6 million or $.09 per share (diluted), from a net loss of $4.5 million or $.17 per share in the year ago quarter.

     Net income for the nine months ended September 30, 1999 increased by $24.8 million to $1.1 million or $.04 per share (diluted), from a net loss of $23.7 million or $.89 per share in the year ago period.

     The net loss for the nine months ended September 30, 1998 was adversely impacted by the one-time charges of $8.5 million to record the settlement of outstanding securities litigation and $1.0 million to record the reorganization. Without these charges, the net loss would been $14.1 million or a loss of $.53 per share.

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

     Cash and cash equivalents at September 30, 1999 were approximately $4.8 million as compared to approximately $3.8 million at December 31, 1998. As of September 30, 1999, the Company's working capital was approximately $5.5 million as compared to $2.3 million at December 31, 1998. The increase was primarily the result of the growth in trade accounts receivable caused by record sales in 1999. For the nine months ended September 30, 1999, capital expenditures were approximately $1.2 million. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products as well as continued product development efforts.

     The Company entered into an accounts receivable agreement dated December 28, 1998 with EAB Leasing Corp. ("EAB") providing for the sale of the Company's accounts receivable to EAB. The aggregate maximum amount the Company can borrow at one time under this agreement is $2.9 million through July 12, 1999 with a maximum of $2.0 million available on a monthly basis. In connection with this agreement, the Company has granted EAB a security interest in its accounts, accounts receivable, contract rights, equipment, chattel paper, general intangibles, instruments, inventory and all proceeds of the foregoing. The annual interest rate equivalent charged to the Company under this agreement is the prime rate plus 1.5%. The agreement also provides that the Company pay a minimum monthly service fee in the amount of $10,000.

     On July 12, 1999, the accounts receivable agreement with EAB automatically renewed for a six month period ending January 12, 2000 under the same terms and conditions as the previous agreement except the $2.0 million maximum available on a monthly basis was waived. The agreement is still subject to the aggregate maximum amount the Company can borrow at one time of $2.9 million. As of September 30, 1999, there were no borrowings outstanding under this agreement.

     On March 31, 1999, the Company entered into a financing agreement with certain investors pursuant to which the Company agreed to issue $3.0 million of 9% Secured Bridge Notes due January 17, 2000. These notes were issued on April 6, 1999. They are collateralized by all of the Company's assets and are subordinated to the accounts receivable agreement with EAB and the proposed line of credit agreement with Emergent Business Capital described in the following paragraph. In connection with the financing agreement, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants. The warrants have a term of five years from the date of issuance. The Company has agreed to register the warrants and the common stock issuable upon exercise thereof under the Securities Act of 1933. The Company expects to complete this registration during the fourth quarter of 1999.

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

     On April 19, 1999, the Company filed a registration statement with the Securities and Exchange Commission relating to a public offering of $20.0 million of Convertible Subordinated Notes. The Convertible Subordinated Notes would be convertible into shares of the Company's common stock. The Company would grant the underwriter a 30-day option to purchase up to an additional $3.0 million of Convertible Subordinated Notes for the purpose of covering over-allotments. C.E. Unterberg, Towbin is the underwriter of this offering.

     In November 1999, the Board decided not to proceed with the registration statement with the Securities and Exchange Commission relating to a public offering of $20.0 million of Convertible Subordinated Notes. The Company may record a charge related to costs deferred in anticipation of the issuance of this debt during the fourth quarter. The total of these costs at September 30, 1999 was $608,623.

     The Company continues to consider various financing alternatives, including the existing accounts receivable agreement with EAB, the Emergent Line of Credit, and other asset based lending facilities (the "Financing Sources"). The Company anticipates that its existing cash and cash equivalents and anticipated cash flow from operations together with funds provided from the Financing Sources will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next 12 months. The anticipated cash flow from operations assumes the Company achieves a level of sales that is significantly higher than those of earlier quarters. In the event that these sales levels are not attained, the Company will be required to supplement its working capital with additional funding in order to meet shorter or longer term liquidity needs. There can be no assurance, however, that the Company will achieve the assumed or increased sales levels or that adequate additional financing will be available when needed or, if available, on terms acceptable to the Company.

YEAR 2000 READINESS DISCLOSURE

  Year 2000 Issues and State of Readiness

     The Company is aware of the issues associated with existing computer-controlled systems properly recognizing and processing information relating to dates in and after the Year 2000. Systems that cannot adequately process dates beyond the year 1999 could generate erroneous data or cause a system to fail. The problem may affect internal information technology ("IT") systems used by the Company for product development, accounting, distribution and planning. The problem may also affect non-IT embedded systems such as building security systems, machine controllers, and other equipment. The Company has made an assessment of its Year 2000 readiness for its operations relating to
(1) the Company's software products, (2) the Company's internal IT and non-IT systems and (3) third party customers, vendors and others with whom the Company does business.

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

     With respect to IT systems, the Company has inventoried its internal software and electronic hardware devices currently in use to determine which of these devices rely on a valid date in order to function. Of these, certain operating, accounting, and telephony systems were identified as critical. Resources required to make these systems Year 2000 compliant were evaluated based on availability and cost of the related upgrade. In general, the Company has obtained Year 2000 compliant versions from third party software vendors and modified these systems. A portion of the telephony system still requires such upgrade and the Company expects to complete this during November 1999. Total costs of the remaining remediation, when complete, are estimated at approximately $15,000. Non-IT embedded systems, consisting primarily of security systems, the emergency power generator, HVAC controls and elevators have also been reviewed. These systems were found to be year 2000 compliant.

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

     The most significant aspect of a Year 2000 contingency plan would involve the ability of the Company to identify alternative vendors if the need arose. As an element of the Company's normal business planning and analysis, multiple sources for key components and services are continually being evaluated. Therefore, the Company believes it has that ability.

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

     On July 23, 1998, the Company entered into a memorandum of understanding for the settlement of these class action complaints. In late October 1998, a Stipulation of Settlement was filed with the court and on December 21, 1998, the court preliminarily approved the settlement. The settlement consists of $4.3 million in cash, to be paid to plaintiffs primarily by a claim on the Company's directors and officers liability insurance policy, and the issuance of up to 1.8 million shares of Common Stock. The Company recorded a one-time charge of $8.5 million during 1998 as a result of the settlement. On March 12, 1999, the court indicated that it would grant final approval of the settlement of the class action complaints and on April 30, 1999, the court entered a final judgment approving the settlement of the actions. The final order is subject to appeal. On July 21, 1999, the Company issued to plaintiffs' counsel 289,350 shares of Common Stock in partial satisfaction of the total shares required under this settlement. Those shares are not to be distributed, sold or hypothecated until after the appeal of the settlement, discussed below, is fully resolved.

     On May 20, 1999, Charles Chalmers, a lead plaintiff and class representative in the class action suit, filed a notice of appeal of the final judgment with the Eleventh Circuit Court of Appeals. Subsequently, plaintiffs filed a motion in the District Court to require Mr. Chalmers to post a bond to secure costs to be incurred in connection with the appeal. On August 9, 1999, the District Court granted plaintiff's motion mandating that Mr. Chalmers post a $12.5 million bond in support of his appeal. Mr. Chalmers did not post the bond and, on August 26, 1999, he filed a Notice of Appeal regarding the bond order with the Eleventh Circuit Court of Appeals. In addition, on August 9, 1999, the Securities and Exchange Commission filed an amicus brief in partial support of Mr. Chalmers' appeal of the settlement. On October 4, 1999, the Court of Appeals denied the Company's emergency motion for an expedited decision dismissing the appeal of the settlement. Briefing on the settlement appeal has been completed and the Court has ordered an expedited briefing schedule for the bond appeal. The Company intends to vigorously oppose the appeals. However, there can be no assurance as to the outcome of the appeals. If the appeal of the settlement is successful, the settlement of the class action could be set aside, and the Company again could be required to defend or attempt to settle the class action suit, which could have a negative effect on the Company and its results of operations and financial condition.

     On August 5, 1999, as a complete settlement of an investigation of the Company being conducted by the U.S. Securities and Exchange Commission relating to the circumstances underlying the restatement of its financial results, the Company agreed to voluntarily consent to the entry of a permanent injunction enjoining it from violations of Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20 and 13a-13 thereunder. The settlement is subject to approval by the Commission and the United States District Court. There can be no assurance that the settlement will be approved or if it is not approved, that the Company will succeed in defending or settling any subsequent action that might be brought against it by the Commission. In addition, it is the Company's understanding that several current and former officers and directors of the Company are also the subjects of this investigation, which is ongoing.

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

     On April 21, 1999, Plaintiff filed an action in the United States District Court for the Southern District of Ohio against the Defendants alleging that the terms of the settlement agreement entered into between the parties had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded, or, alternatively, that the settlement agreement be set aside. The Company believes that it has fulfilled its obligations under the settlement agreement and that the claims made by Plaintiff against the Company in this action are without merit. Accordingly, in response to this action, the Company filed a motion to dismiss for failure to state a claim against the Company, which is pending before the Court. However, there can be no assurance that the Company's motion will be granted, or if the motion is denied, that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company.

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

     (a) Exhibit

EXHIBIT   DESCRIPTION

10.1 -- Memorandum of Understanding between the Company and Dr. Bryan J. Zwan dated October 14, 1999.

27   -- Financial Data Schedule (for SEC use only).

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

                                            Date: November 15, 1999

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

                                            Date: November 15, 1999