Form 10-K
period 1999-12-31
DIGITAL LIGHTWAVE INC
filed 2000-03-30
CIK 1016100

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER: 0-21669
                            DIGITAL LIGHTWAVE, INC.
             (Exact name of Registrant as specified in its charter)

                     DELAWARE                                           95-4313013
           (State or Other Jurisdiction                              (I.R.S. Employer
         of incorporation or organization)                          Identification No.)


     15550 LIGHTWAVE DRIVE CLEARWATER, FLORIDA                             33760
     (Address of principal executive offices)                           (Zip Code)

      Registrant's telephone number, including area code)  (727) 442-6677

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, $0.0001 PAR VALUE PER SHARE

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this Report. [ ]

     The aggregate market value of Registrant's voting stock, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Common Stock as reported by Nasdaq on March 29, 2000:
$799,422,690.

     The number of shares of Registrant's Common Stock issued and outstanding as of March 29, 2000: 28,941,136.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

     Certain statements contained in this report on Form 10-K including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import, constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Digital Lightwave, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 under the heading "Factors That May Affect Operating Results." Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

     A glossary of terms used in this Report appears at the end of this Item 1.

ITEM 1.  BUSINESS

GENERAL

     Digital Lightwave designs, develops, markets and supports diagnostic products for monitoring, maintaining and managing fiber optic networks. Telecommunications service providers utilize fiber optics to provide increased network bandwidth to transmit Internet, voice, data, and multimedia video traffic. Our products provide telecommunications service providers and equipment manufacturers with capabilities to cost-effectively deploy and manage fiber optic networks to address the rapidly increasing demand for bandwidth. Our current customers include telecommunications service providers, such as GTE, MCI WorldCom, Qwest Communications, Level 3 Communications, and Ameritech, and telecommunications equipment manufacturers, such as Alcatel Network Systems, Tellabs, Nortel Networks and Cisco Systems, and equipment leasing companies such as Telogy and Technology Rental Services, formerly Newcourt Financial.

     Our products are used to qualify and verify service during network installation and to provide ongoing real-time quality assurance for deployed networks. In contrast to most existing telecommunications test equipment, our products are based on modular and scaleable hardware and software platforms with a flexible architecture that allows customers to readily upgrade existing systems to accommodate new technologies.

     Our ASA 312 Network Information Computer provides engineers and technicians with a truly portable, easy-to-use diagnostic product that offers increased functionality for the installation and maintenance testing of advanced, high speed networks and transmission equipment. In 1998, we introduced our initial Network Access Agent, which incorporates the technology developed for the Network Information Computer and is an unattended, software-controlled performance monitoring and diagnostic product permanently installed within optical-based networks for management from a central location.

     In May 1999, we entered into an original equipment manufacturer agreement with Lucent Technologies to provide dense wave division multiplexing optical analysis and performance monitoring for advanced fiber optic networks. Under this agreement, we will incorporate our network analysis technology into an optical monitoring system, the WaveAgent, designed for integration with lucent Technologies' next generation optical transmission system, the WaveStar OLS 400-G. Lucent Technologies' placement of orders is conditional upon Digital Lightwave achieving certain development objectives and Lucent Technologies' customer demand. In January 2000, we announced that we had received an order for four WaveAgents from Lucent for the initiation of customer lab trials.

     The Company was incorporated in California on October 12, 1990 under the name Digital Lightwave, Inc., and reincorporated in Delaware on March 18, 1996 through our merger into a newly formed Delaware corporation. Unless the context otherwise requires, as used in this Report the "Company", "we", "our", and "Digital Lightwave" refer to Digital Lightwave, Inc., a Delaware corporation, and its predecessor entity. Our principal executive offices are located at 15550 Lightwave Drive, Clearwater, Florida, 33760, and telephone number at that address is (727) 442-6677.

INDUSTRY

     Over the past several years, the telecommunications industry has undergone fundamental changes. The volume of traffic carried over telecommunications networks has increased significantly, principally as the result of the rapid growth of data traffic as well as steady growth of voice traffic. Data traffic has increased substantially due to a variety of factors, including the Internet, e-commerce, fax, video and a proliferation of bandwidth intensive applications.

     The telecommunications industry has addressed the demand for increased network capacity by installing new fiber optic transmission lines, increasing transmission rates and employing new technologies such as Dense Wave Division Multiplexing (DWDM), a process that increases the carrying capacity of existing fiber. Faster transmission speeds and new technologies magnify the complexity of telecommunications networks while continuing demands for greater bandwidth stress their capacity. In addition, various standards or "protocols" are required for encoding and transmitting information across these networks, including the T-Carrier protocol, SONET and ATM. New fiber optic networks must be compatible with existing legacy networks and protocols as well as with wireless networks used in cellular technologies.

     The increasing demand for telecommunications capabilities, together with worldwide deregulation of the telecommunications industry, has led to an increase in the number of service providers entering the industry. These conditions have heightened the need to provide uninterrupted service while creating new competitive pressures to increase operational efficiencies.

     As the network environment becomes increasingly complex and the telecommunications industry becomes more competitive, network communications equipment is required for quality assurance during network installation and to monitor and maintain the integrity of existing networks. During the installation of new networks, test equipment is required to qualify and verify the communications infrastructure, including transmission lines, signal generators, switches and other network equipment. Once the network is deployed, real-time simultaneous and independent analysis is required to monitor network performance and reduce the possibility of network interruptions or system failures to improve overall operational efficiency.

THE DIGITAL LIGHTWAVE SOLUTION

     Our products provide telecommunications service providers and equipment manufacturers with capabilities to cost-effectively deploy and manage fiber optic networks to address the rapidly increasing demand for bandwidth. Characterized by their ease of use, Digital Lightwave's products qualify and verify service during optical network installation and provide ongoing quality assurance after new equipment is deployed.

     We believe that our Network Information Computers and Network Access Agents offer a broad range of features and capabilities that provide distinct competitive advantages over the traditional network test equipment offered by our competitors. Our Network Information Computers were designed to provide technicians with a more compact, easy-to-use, lightweight product with increased functionality compared to other products currently available. The Network Information Computer (i) is an integrated product that is capable of independently and simultaneously testing multiple protocols; (ii) utilizes an intuitive windows-based graphical user interface with a touch sensor display to create an easy-to-use diagnostic tool; and (iii) is a software-based solution which can be easily upgraded and customized.

     Utilizing the technology of the Network Information Computer, in 1998, we introduced our first Network Access Agent. Network Access Agents are software-controlled performance monitoring and diagnostic equipment, permanently installed at multiple access points within optical networks to provide real-time analysis and network management from a centralized location. Using the real-time analysis provided by the Network Access Agent, a network operator is able to monitor signal degradation and respond immediately in order to prevent potential network interruptions or failures.

     Our products are based on advanced technologies, including modular and scaleable hardware and software platforms and a flexible architecture that allows customers to easily upgrade existing systems to accommodate new technologies. We plan to utilize the core technology of our Network Information Computer and our Network Access Agents to continue to develop products that address the evolving needs of the optical networking industry.

PRODUCTS

     Our current family of products is organized into two product lines: Network Information Computers and Network Access Agents.

     Network Information Computers. Our portable Network Information Computers enable users to verify, qualify and monitor the performance of telecommunications networks and transmission equipment. The Network Information Computer was designed to replace existing network test instruments by incorporating their functions into a software-based information processing system, adding additional functions and improving performance while maintaining competitive pricing. With the Network Information Computer, telecommunications service providers and equipment manufacturers are able to plan for and implement fiber optic network expansion more cost-effectively and verify and manage information concerning the transmission of voice, data, image and video traffic. Telecommunications equipment manufacturers also use the Network Information Computer in designing, engineering and manufacturing their products, installing their products in the networks of their customers and providing ongoing customer support.

     The Network Information Computer generates, transmits, receives, multiplexes and processes legacy and lightwave signals and provides network analysis. The Network Information Computer's easy-to-use graphical user interface is a touch sensor over a large color display which provides simple and intuitive windowed graphics and menus. The Network Information Computer may be accessed and operated remotely by modem or through direct connection to an Ethernet local area network or LAN.

     The following table sets forth certain features of the Network Information Computer that we believe provide superior performance over competitive devices:

FEATURE                                                CUSTOMER BENEFIT
-------                                                ----------------
Software-based...........................  Provides for custom features and field upgrades
One simple menu format for all             Easy to learn and set up
  protocols..............................
Touch sensor over full color windowed      Easy to use by personnel of all levels of
  graphics...............................  aptitude
Intuitive graphic user interface.........  Clear display of data
Transmitting and receiving of signals      Simultaneous review of multiple protocols
  through all protocols simultaneously...  reduces overall task time
Switch matrix............................  Facilitates configuration of the product for dropping and inserting traffic from,
                                             into and between different protocols
Remote operation capability..............  Provides complete, direct and identical operation of the product at a remote
                                             site
Ethernet interface.......................  Provides operation of the product via LAN
Laptop profile/lightweight...............  Truly portable
PCMCIA card for expanded memory..........  Can display long-term history graphs;
                                           provides recallable setups and can store
                                             significant amounts of data
Non-volatile memory......................  Saves data when turned off
Software calibration.....................  Allows calibration by the customer which reduces cost and down-time

     The following core technologies are used in the Network Information Computer and provide a basis for certain of our products in development: (1) a software operating environment which runs over a windows or a MS-DOS platform;
(2) programs which operate our firmware and hardware; (3) graphical user interface programs, written in object-oriented code, running in a windowed environment; (4) network protocol translators, which logically process discrete network information from signals at specific bandwidths and specific protocols; and (5) network protocol processors, which process information encoded in a specific protocol over a range of bandwidth.

     To allow our customers to work simultaneously with different bandwidths and protocols, we have developed a non-blocking switch matrix and applications software that allow our customers to "frame up" on a given signal, multiplex or demultiplex the signal into different transmission speeds and map the signal into different protocols without interfering with signal transmission. These functions allow customers to derive information concerning the performance of the network under various existing or potential conditions.

     Network Access Agent. Network Access Agents are unattended, software controlled performance monitoring and diagnostic equipment installed within optical networks for analysis and management of a telecommunications network from a centralized location. We recently commenced sales of our Network Access Agent which is a modular hardware/software platform designed to provide network operators with real-time information concerning performance of the network segments where a Network Access Agent has been installed. Installation of Network Access Agents at multiple access points throughout networks provides the capability for end-to-end monitoring, maintenance and management of fiber optic networks. Network Access Agents provide performance and quality data to the network operator through a standard operations interface. Network Access Agents incorporate technology that we developed for the Network Information Computer, that includes advanced hardware and software technology that accesses bits in lightwave and legacy telecommunications transmissions, a non-blocking switch matrix that maps signals into different transmission speeds and protocols, and object-oriented software that controls selectable features accessible through Windows operating system or other user environments.

     The following table sets forth certain features of the Network Access
Agent:

FEATURE                                                CUSTOMER BENEFIT
-------                                    -----------------------------------------
Remote ATM service level testing.........  Verification of "Quality of Service" and proper ATM operations
Interoperability with Network Information
  Computer...............................  Single platform for analysis throughout the network
Hardware and software based..............  Field reprogrammable and upgradeable
Centralized management of remote testing
  capabilities...........................  Reduced time to install service and maintain networks
                                           Utilizes senior level technicians to
                                           perform testing
Non-intrusive test capabilities..........  Qualify circuits without service interruption
Similar graphical user interface to
  Network Information Computer...........  Decrease learning curve associated with new test equipment
Industry standard interface..............  Integrates into existing operating system
Enhanced digital cross connects and
  routing testing........................  Increased return on investment through grooming testing

     Future Products and Enhancements. On January 18, 2000, we announced the industry's first portable computer for OC-192 fiber optic network testing. We plan to leverage the core technologies of our Network Information Computer and Network Access Agents to continue to develop a family of advanced products and enhancements that address the evolving needs of the optical networking industry.

CUSTOMERS

     Through December 31, 1999, we have sold over 2,300 units of the Network Information Computer and approximately 20 Network Access Agents to over 140 customers. Set forth below is a representative list of purchasers of our products:

REGIONAL BELL OPERATING COMPANIES
Ameritech Corporation
Bell Atlantic Communications, Inc.
Pacific Telesis Group
SBC Communications, Inc.
US West Communications, Inc.

EQUIPMENT MANUFACTURERS
ADC Telecommunications
Alcatel Network Systems, Inc.
CIENA
Cisco Systems, Inc.
Fujitsu
Hitachi Telecom Technologies Co., Ltd. (USA)
Lucent Technologies, Inc.
NEC America, Inc.
Nortel Networks
QUALCOMM
Tellabs Operations, Inc.

COMPETITIVE LOCAL EXCHANGE CARRIERS
AT&T Local Service (TCG)
Electric Lightwave
GST
Hyperion Communications
ICG Communications
MFS WorldCom
WorldxChange Communications

INDEPENDENT TELEPHONE COMPANIES
Frontier Communications
GTE Corp.

EQUIPMENT LEASING COMPANIES
GE Capital
McGrath Rentelco
Technology Rental Services
Telogy

INTEREXCHANGE CARRIERS
AT&T Corp.
IXC Communications, Inc.
Level 3 Communications, Inc.
MCI WorldCom, Inc.
Qwest Communications

WIRELESS SERVICE PROVIDERS
AT&T Wireless
GTE Mobilnet
Pacific Bell Mobile Services

PRIVATE NETWORK OPERATORS
Bear Stearns & Co., Inc.
IBM Global Services
Time Warner
U.S. Department of Defense

     We involve key customers in the evaluation of products in development and continually solicit suggestions from customers regarding additional desirable features of products that we have introduced or plan to develop. Because our products have flexible designs, we have generally been able to satisfy requests for additional feature sets by providing software upgrades for loading into our products in the field.

     For the year ended December 31, 1999, our two largest customers accounted for approximately 39% of total revenue, with Telogy and Technology Rental Services, or "TRS" that was formerly Newcourt Financial, accounting for 21% and 18% of total sales, respectively. Both Telogy and TRS purchase our products for lease to end users in the telecommunications industry. We believe that a significant portion of the equipment purchased by Telogy and TRS is deployed at Nortel Networks. For the year ended December 31, 1998, our four largest customers accounted for approximately 57% of total revenues, with Qwest, MCI WorldCom, Tellabs, and GTE accounting for approximately 17%, 16%, 13% and 11% of total sales, respectively. For the year ended December 31, 1997, sales to our five largest customers comprised 69% of our total revenues, with WorldCom, Inc., prior to its acquisition of MCI Communications Corporation, and its subsidiaries accounting for 42% of our total sales. No other customers accounted for sales of 10% or more during those years. Some of the customers highlighted in years prior to 1999 as accounting for more than 10% continued to purchase at similar dollar levels in 1999 although those levels did not surpass the 10% threshold of this record sales year. There can be no assurance regarding the amount or timing of purchases by any customer in any future period.

See "Factors That May Affect Operating Results -- We are dependent on a limited number of major customers."

SALES, MARKETING AND CUSTOMER SUPPORT

     Sales. We sell our products to telecommunications service providers and network equipment manufacturers through a sales organization of 30 employees, including managers, sales engineers and sales administrative staff based at our principal executive offices and across 14 regions throughout the U.S. The primary functions of our direct sales force are (i) to ensure that existing and potential customers in each territory are being regularly contacted, (ii) to differentiate the features and capabilities of our products from competitive offerings, (iii) to assist customers with the implementation of our products and
(iv) to serve as a direct link to assure quality and timely customer support. In addition, we believe that our direct sales staff helps us to monitor changing customer requirements, as well as the development of industry standards.

     Marketing. In marketing the Network Information Computer, we focus on the divisions of telecommunications service providers that are responsible for planning and installing extensions of the network, as well as the quality assurance divisions of telecommunications equipment manufacturers. In marketing the Network Access Agents, we have directed our preliminary efforts towards the strategic planning divisions of telecommunications service providers and private network operators in order to define customer requirements. We seek to build awareness of our products through a variety of marketing channels and methodologies, including industry trade shows and conferences and direct mailings to targeted customers.

     Customer Support. We offer technical support to our customers 24 hours a day, seven days a week, via a toll-free hotline to reach on-site or on-call personnel. Our customer support organization is comprised of 12 employees. All service and repair is performed at our Clearwater, Florida facility by a factory repair group which is accounted for within our manufacturing functional area. Technical support is provided through our toll-free hotline, or through 5 remote sales/customer support sites. Our technical support engineers are trained in the hardware and software incorporated in our products, as well as the networks and transmission equipment operated by our customers. We offer a three-year limited warranty on all components of our products other than the laser transmitter unit, which has a one-year limited warranty.

PRODUCTION

     Our production operations consist primarily of material planning and procurement, final assembly, software loading, testing and quality assurance. Our operational strategy relies on outsourcing of manufacturing to reduce fixed costs and to provide flexibility in meeting market demand. We subcontract the manufacture of computer system boards, plastic molds and metal chassis, and certain subassemblies and components for the Network Information Computer and the Network Access Agent. We perform final assembly and program the products with our software. We have implemented strict quality control procedures throughout each stage of the manufacturing process, and test the boards and subassemblies at various stages in the process, including final test and qualification of the product. We are ISO 9001 certified. To further enhance quality and efficiency, in October 1999, we centralized all of our production in one location by transferring all operations to our headquarters facility in Clearwater, Florida.

     Although we generally use standard parts and components for our products, several key components used in the manufacture of our products are currently purchased only from a sole-source or limited sources, the loss of which could seriously disrupt our operations. We purchase certain laser and laser amplifier components, power supplies, touch-screen sensors, single-board computers and SONET overhead terminators used in the Network Information Computer and the Network Access Agent from a single or a limited number of contractors. In addition, for the Network Access Agent, we purchase a controller board and an interface board from a single or limited number of contractors. We do not have long-term agreements with any of these sole or limited sources of supply. Any interruption in the components, or our inability to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon our business, financial condition and results of operations. We are currently attempting to qualify certain additional suppliers for certain of the sole-sourced components. However, qualifying additional suppliers is time consuming and expensive and the likelihood of errors could be greater with new suppliers.

     In connection with our outsourcing strategy, we are seeking to identify and secure additional sources of supply, including additional contract subassembly and component manufacturers. We have experienced in the past, and may in the future experience, problems with our contract manufacturers, in areas such as quality, quantity and on-time delivery. In addition, we may in the future experience pricing pressure from our contract manufacturers.

     We forecast product demand on a quarterly basis, based on anticipated product sales and order materials and components based on these forecasts. Lead times for materials and components that we order vary significantly, and depend on factors such as the specific supplier, purchase terms and demand for a component at a given time. If actual orders vary significantly from forecasts, we may have excess or inadequate inventory of certain materials and components.

ENGINEERING AND DEVELOPMENT

     We have organized our engineering and development efforts into product or project teams, currently ranging in size from three to eleven engineers. The teams are organized around the development of a particular product, and are responsible for all aspects of the development of that product and any enhanced features or upgrades. Our engineering teams are located at our corporate headquarters in Clearwater, Florida and our facility in Wall Township, New Jersey.

     As of February 14, 2000, our engineering and development department consisted of 50 individuals, 41 of whom are full time employees and the remainder of whom are contractors. During fiscal years 1999, 1998 and 1997, we spent approximately $10.2, $14.3 million and $5.3 million, on sponsored engineering and development activities, respectively.

INTELLECTUAL PROPERTY

     Our success and our ability to compete depends in part upon our proprietary technology, which we protect through a combination of patent, copyright, trade secret and trademark law. As of March 29, 2000, in the United States, we have three issued patents relating to the Network Information Computer and Network Access Agent. We have filed continuation applications for each of these issued patents. We have applied and may apply for additional patents for our Network Access Agent technology. We cannot assure you that the patents for which we have applied or intend to apply will be issued, or that the steps that we take to protect our technology will be adequate to prevent misappropriation. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. In addition, our growth strategy includes a plan to enter international markets, and the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.

     As part of our confidentiality procedures, we generally enter into non-disclosure agreements and proprietary information and invention agreements with our employees and suppliers and limit access to and distribution of our proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization.

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

BACKLOG

     Our backlog at December 31, 1999 was approximately $7.9 million. Variations in the size and delivery schedule of purchase orders we receive, as well as changes in customers' delivery requirements, may result in substantial fluctuations in backlog from period to period. Accordingly, we believe that our backlog cannot be considered a meaningful indicator of future financial results.

SEASONALITY

     Our sales are generally seasonal, with the largest portion of quarterly sales tied to telecommunications industry purchasing patterns, which tend to decrease during the first calendar quarter of the year.

COMPETITION

     The market for our products is intensely competitive and is subject to rapid technological change, frequent product introductions with improved performance, competitive pricing ratios and shifting industry standards. We believe that the principal competitive factors in our markets are product capabilities and design, price, customer service and support, ease of operation and reliability, length of operating history, industry experience and name recognition, and extent and maturity of sales and distribution relationships.

     We believe that there are six principal competitors that currently offer products that compete with the Network Information Computer, including Agilent that was formerly Hewlett-Packard, Telecommunications Techniques Corporation or "TTC," a subsidiary of Dynatech, Anritsu, Tektronix, Wavetek Wandel Goltermann, or "WWG", and ANDO. TTC and WWG announced plans to merge on February 14, 2000. However, the companies that offer test instruments in competition with the Network Information Computer do not provide an integrated comprehensive solution to performance monitoring transmission speeds from DS-0 through OC-48 in a single, upgradeable, portable unit. Although there are several companies that offer network monitoring and test instruments, including Hekimian Laboratories, Inc., TTC, Applied Digital Access, which merged with TTC on November 1, 1999, and Sage Instruments, none of these companies offer lightwave network monitoring products in competition with our Network Access Agents. Accordingly, we believe that there are currently no competitors that provide optical network monitoring capability which cover the full range of features offered by the Network Access Agent. We are aware of certain companies that are also developing equipment to monitor lightwave transmissions. Many of our competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources than we do. In addition, a number of these competitors have long established relationships with our customers and potential customers. We believe it is likely that competitors will enter the market for most, if not all, of the products which we will offer. See "Risk Factors -- Our industry is extremely competitive and such competition may negatively affect our business."

REGULATORY MATTERS

     Our products must meet industry standards and, in the United States, our products must comply with various regulations promulgated by the Federal Communications Commission and Underwriters Laboratories. In the event we sell our products in international markets, it will be necessary for our products to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. In addition, some of our planned products may be required to be certified by Bell Communications Research in order to be commercially viable. Any inability to obtain on a timely basis or retain domestic or foreign regulatory approvals or certifications that may be required in the future or to comply with existing or evolving industry standards could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

     As of February 14, 2000, we employed a full-time staff of 163 employees, of which 82 were engineering and production personnel, and the remainder were sales and marketing staff and administrative personnel. We believe that our relationship with our employees is good.

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

WE HAVE A LIMITED OPERATING HISTORY AND CUMULATIVE LOSSES, AND WE MAY NOT BE ABLE TO ACHIEVE SUSTAINED OPERATING PROFITABILITY

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

     - Recruit and train a sales and marketing group; and

     - Build an administrative organization.

     As a result of these costs, we have incurred operating losses in each fiscal year through December 31, 1998 and became profitable on an operating basis for the first time in the three months ended June 30, 1999 and for the year ended December 31, 1999. As a result or our operating losses, combined with $11.5 million in charges and settlement amounts recorded in connection with the settlement of certain lawsuits and a $1.0 million reorganization charge, as of December 31, 1999, our accumulated net losses totaled approximately $40.7 million. We anticipate that our costs will continue to increase for the foreseeable future as we create and introduce new products and technologies and develop additional distribution channels. We expect that any related increases in revenues will lag behind these cost increases for the foreseeable future. If we cannot sustain operating profitability or positive cash flow from operations, we may not be able to meet our working capital requirements. This would have a material adverse effect on our business, financial condition and results of operations.

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

     - Increase the scope of our product and technology offerings.

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

     - Our ability to attain and maintain production volumes and quality levels for our current and future products;

     - The timing of introduction and market acceptance of new products by us, our competitors or our suppliers;

     - Our success in developing, introducing and shipping product enhancements and new products;

     - Pricing increases or decreases by us or our competitors;

     - Changes in costs of materials, labor and overhead;

     - Our ability to enter into long term agreements or blanket purchase orders with customers; and

     - General economic conditions, including inflationary pressures, as well as those specific to the communications and related industries.

     Because of these factors, among others, our operating results for any particular quarter may not be indicative of future operating results. These factors have historically been, and are likely to continue to be, difficult to forecast. Any unfavorable changes in these or other factors could negatively affect our business, financial condition and operating results.

     Our revenues and operating results generally depend on the volume and timing of the orders we receive from customers, as well as our ability to fulfill the orders received. Most of our expenses, particularly employee compensation and rent, are relatively fixed and cannot be reduced in response to decreases in revenues. As a result, variations in the timing of revenues could cause significant variations in results of operations from quarter to quarter and could result in continuing quarterly losses. The deferral of any large order from one quarter to another would negatively affect our results of operations for the earlier quarter. To achieve our revenue objectives, we must obtain orders during each quarter for shipment in that quarter. If we fail to do this, we may be unable to sustain profitability on a quarterly basis.

     Quarterly fluctuations in operating results may result in volatility in the market prices of our common stock. We have experienced and expect to continue to experience seasonality in our business. Historically, our sales have been affected by a seasonal decrease in demand in the first quarter of each calendar year due to the budgeting processes of our customers. We expect this trend to continue, which may contribute to quarterly or annual fluctuations in our operating results, and could have a material adverse effect on our business, financial condition and results of operations.

WE ARE DEPENDENT ON A LIMITED NUMBER OF PRODUCTS AND ARE UNCERTAIN OF THE MARKET FOR OUR PRODUCTS AND OUR PLANNED PRODUCTS

     We derive the vast majority of our sales from our initial product, the Network Information Computer, and we expect that sales of Network Information Computers will continue to account for a substantial portion of our sales for the foreseeable future. In 1998, we started shipping a commercial version of our Network Access Agent, based on the same core technology as the Network Information Computer. Because the market for our products is evolving and subject to rapid technological change, we are uncertain about the size and scope of the market for our current and future products. Our future performance will depend on increased sales of the Network Information Computer, market acceptance of Network Access Agents, our ability to enter into additional original equipment manufacturer agreements and the successful development, introduction and market acceptance of other new and enhanced products. If we are delayed in introducing or producing new products or fail to detect software or hardware errors in new products (which frequently occur when new products are first introduced), market acceptance of our products and our credibility with our customers might be diminished. This could have a material adverse affect on our business, financial condition and results of operations.

FAILURE TO EXPAND OR ENTER INTO ADDITIONAL ORIGINAL EQUIPMENT MANUFACTURER RELATIONSHIPS MAY ADVERSELY AFFECT OUR RESULTS

     An important component of our growth strategy is to enter into original equipment manufacturer agreements in order to expand our product lines and offer our products and services to a larger customer base. For example, we recently entered into an original equipment manufacturer agreement with Lucent Technologies to market our products and technology and we are seeking additional similar relationships to market our products on an original equipment manufacturer basis. We have never sold products on an original equipment manufacturer basis before. We may not be able to successfully enter into such additional arrangements or we may be unable to capitalize on the relationships we do establish.

     Factors that could affect our ability to enter into original equipment manufacturer agreements or our success in the relationships we do establish include:

     - Insufficient working capital;

     - Interruptions or delays in product manufacturing;

     - Competition;

     - Changing customer requirements; and

     - Failure of our original equipment manufacturer partners to achieve market acceptance of their products.

     If we do enter into relationships, we may become overly dependent on our strategic partners. In addition, we anticipate that the prices we charge to strategic partners would be less than the prices we charge for direct sales, resulting in lower gross margins in connection with these arrangements. Either development could have a material adverse effect on our business, operating results and financial condition.

OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND WE ARE DEPENDENT ON NEW PRODUCT INTRODUCTIONS

     To remain competitive, we must respond to the rapid technological change in our industry by developing, manufacturing and selling new products and technology and improving our existing products and technology. Our market is characterized by:

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

     Our principal competitors with respect to our Network Information Computers are Agilent that was formerly Hewlett Packard, Telecommunications Techniques Corporation or "TTC" and a subsidiary of Dynatech, Tektronix, Anritsu, Wavetek Wandel Goltermann or "WWG", ANDO Corporation and other companies which offer network monitoring products. TTC and WWG announced plans to merge on February 14, 2000. Our principal competitors with respect to our Network Access Agents are Hekimian Laboratories, Inc., TTC, Applied Digital Access, which merged with TTC on November 1, 1999, and Sage Instruments, although these companies have designed products primarily for copper-based legacy networks. We are a relative newcomer to the telecommunications equipment market, and many of these competitors have significantly longer operating histories, greater name recognition, and greater technical, financial, manufacturing and marketing resources than we have. A number of our competitors have long-established relationships with our current and potential customers. Furthermore, many of our large competitors may offer customers a broader product line than we currently offer or anticipate offering in the near future. These companies may have a competitive advantage over us in sales of similar products or alternative lightwave management solutions. We expect that competition will increase in the future and that new competitors will enter the market for most if not all of the products we will offer. Increased competition could reduce our profit margins and cause us to lose, or prevent us from gaining, market share. Any of these events could have a material adverse effect on our business, financial condition and results of operation.

WE ARE DEPENDENT ON A LIMITED NUMBER OF MAJOR CUSTOMERS

     For the year ended December 31, 1999, our two largest customers accounted for approximately 39% of total revenue, with Telogy and Technology Rental Services or "TRS" that was formerly Newcourt Financial, accounting for 21% and 18% of total sales, respectively. Both Telogy and TRS purchase our products for lease to end users in the telecommunications industry. We believe that a significant portion of the equipment purchased by Telogy and TRS is deployed at Nortel Networks. For the year ended December 31, 1998, our four largest customers accounted for approximately 57% of total revenues, with Qwest, MCI WorldCom, Tellabs, and GTE accounting for approximately 17%, 16%, 13% and 11% of total sales, respectively. For the year ended December 31, 1997, sales to our five largest customers comprised 69% of our total revenues, with WorldCom, Inc., prior to its acquisition of MCI Communications Corporation, and its subsidiaries accounting for 42% of our total sales. Some of the customers highlighted in years prior to 1999 as accounting for more than 10% continued to purchase at similar dollar levels in 1999 although those levels did not surpass the 10% threshold of this record sales year. There can be no assurance regarding the amount or timing of purchases by any customer in any future period.

     Our success is dependent upon our ability to broaden our customer base to increase the level of sales. None of our customers has a written agreement with us that obligates it to purchase additional products, and we cannot assure you that our customers will purchase additional products. We also cannot assure you that we will be able to retain our largest customers or to attract additional major customers. If we lose one or more of our major customers or if we fail to broaden our customer base, it could have a material adverse effect on our business, financial condition and results of operations.

WE ARE DEPENDENT ON CONTRACT MANUFACTURERS AND SOLE AND LIMITED SOURCE SUPPLIERS WHICH COULD ADVERSELY AFFECT OUR OPERATION

     Contract Manufacturers. Our operational strategy is to outsource component manufacturing. We subcontract the manufacture of computer system boards, plastic molds and metal chassis and certain subassemblies and components. We do not maintain large inventories of components for building our products. From time to time, our suppliers have failed to meet component delivery schedules, have failed to provide us with sufficient quantities of components and have failed to meet our component quality standards. We expect that these or other difficulties may occur in the future. These difficulties may be magnified as we introduce new products and product enhancements over the next twelve months. If demand for our products increases, we will need to coordinate our efforts with our contract manufacturers in order to achieve sufficient production levels. We do not know whether we will be able to manage our contract manufacturers effectively or whether the manufacturers will be able to supply us with the quantity and quality of products on the delivery schedule that we require. Although we are attempting to identify additional potential component manufacturers, we cannot assure you that we will be able to obtain sufficient quantities of quality components. If our contract manufacturers are unable to provide us with adequate supplies of high-quality products or if we lose any of our contract manufacturers without qualifying others, our ability to meet orders may be diminished. Such delays could have a material adverse effect on our business, financial condition and results of operations.

     Sole and Limited Source Suppliers. Several key components used in the manufacture of our products are currently purchased from a sole-source or limited sources, the loss of which could seriously disrupt our operations. We purchase certain laser and laser amplifier components, power supplies, touch-screen sensors, single-board computers and SONET overhead terminators used in the Network Information Computer and the Network Access Agent from a single or a limited number of contractors. In addition, for the Network Access Agent, we purchase a filter, controller board, and an interface board from a single or limited number of contractors. We do not have long-term agreements with any of these sole or limited sources of supply. Any interruption in the supply of any of these components, or in our ability to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon our business, financial condition and results of operations. We are currently attempting to qualify certain additional suppliers for certain of the sole-sourced components. However, qualifying additional suppliers is time consuming and expensive and the likelihood of errors could be greater with new suppliers.

OUR PRINCIPAL STOCKHOLDER HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

     As of March 29, 2000, Dr. Bryan J. Zwan, a director of Digital Lightwave, together with entities affiliated with him, beneficially owned approximately 63.7% of the outstanding shares of our common stock (including approximately 3.4 million shares, or 11.6%, which are subject to forward sales agreements). Accordingly, Dr. Zwan has the ability to cause a change of control of the board of directors of Digital Lightwave by electing candidates of his choice to the board at a stockholder meeting. Similarly, Dr. Zwan has the voting power to approve or disapprove any matter requiring stockholder approval and has significant influence over our affairs, including the power to cause, delay or prevent a change in control or sale of Digital Lightwave.

     On October 14, 1999, we entered into an agreement with Dr. Zwan which provides that (i) the size of the Board of Directors ("Board") will be increased from four to five members, (ii) two new outside directors will be appointed to the Board upon the approval of Dr. Zwan and a majority of the current Board and one current outside director will step down, (iii) the newly formed Board will stay in place at least until our annual meeting in 2001 and (iv) we will enter into arrangements containing certain provisions with respect to change of control, severance and non-compete with current senior management.

FAILURE TO MANAGE OUR GROWTH MAY AFFECT OUR RESULTS

     Successful implementation of our business strategy in the rapidly evolving fiber optic equipment market will require effective planning and management. We are continuing to expand our product lines and introduce new products and features and intend to extend our operations internationally. We have expanded our operations over the past year and our success depends upon continued expansion. Our growth has placed, and we expect future growth to continue to place, a significant strain on our management, operational and financial resources. To manage our growth, we will need to continue to:

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

WE ARE DEPENDENT ON PROPRIETARY TECHNOLOGY AND SUBJECT TO RISKS OF INFRINGEMENT

     Our success and our ability to compete depends in part upon our proprietary technology, which we protect through a combination of patent, copyright, trade secret and trademark law. As of March 29, 2000, in the United States, we have three issued patents relating to the Network Information Computer and Network Access Agent. We have filed continuation applications for each of these issued patents. We have applied and may apply for additional patents for our Network Access Agent technology. We cannot assure you that the patents for which we have applied or intend to apply will be issued, or that the steps that we take to protect our technology will be adequate to prevent misappropriation. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. In addition, our growth strategy includes a plan to enter international markets, and the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. If our protective measures are not successful, our business, financial condition and operating results could be materially and adversely affected.

     As part of our confidentiality procedures, we generally enter into non-disclosure agreements and proprietary information and invention agreements with our employees and suppliers and limit access to and distribution of our proprietary information. Despite those precautions, it may be possible for a third party to copy or otherwise obtain and use our technology without authorization. Accordingly, there can be no assurance that we will be successful in protecting our intellectual property or that our rights will preclude competitors from developing products or technology equivalent or superior to ours.

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

WE ARE DEFENDING SIGNIFICANT LITIGATION

     On November 5, 1997, Hugh Brian Haney ("Plaintiff"), an early stage investor, commenced an action in the United States District Court for the Southern District of Ohio against Dr. Bryan J. Zwan, one of our directors and our former Chairman of the Board and Chief Executive Officer, and Digital Lightwave ("Defendants"). An amended complaint filed December 15, 1997 alleged violations of Section 10(b) of the Securities Exchange Act, violations of state corporation statutes, and various common law violations by Defendants in connection with Plaintiff's sale to our predecessor in November 1995, pursuant to a previously granted option exercisable by Dr. Zwan and/or our predecessor, of 4,900 shares of stock in our predecessor, an amount equivalent to 19,215,686 shares of our common stock. The amended complaint sought, among other things, (1) rescission of the sale of the shares transferred by Plaintiff and (2) damages of $235 million together with interest. On October 20, 1998, Digital Lightwave and Dr. Zwan entered into an agreement with Plaintiff to settle the action. The settlement agreement provided, among other things, for dismissal of the action with prejudice, for a $500,000 payment by us to Plaintiff for his attorneys' fees and granted Plaintiff an option, for 10 years, to purchase for $1 per share 2.0 million shares of Dr. Zwan's Digital Lightwave stock. Pursuant to that agreement, the action was dismissed with prejudice on November 13, 1998. We recorded a $3.0 million charge to earnings consisting of the cash payment and the valuation of the options upon settlement.

     On April 21, 1999, Plaintiff filed an action in the United States District Court for the Southern District of Ohio against the Defendants alleging that the terms of the settlement agreement entered into between the parties had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded, or, alternatively, that the settlement agreement be set aside. We believe that we have fulfilled our obligations under the settlement agreement and that the claims made by Plaintiff against us in this action are without merit. Accordingly, in response to this action, we filed a motion to dismiss for failure to state a claim against Digital Lightwave. However, there can be no assurance that our motion will be granted, or if the motion is denied, that we will succeed in defending or settling this action. Additionally, we cannot assure you that the action will not have a material adverse effect on Digital Lightwave.

     On November 23, 1999, Seth P. Joseph, a former officer of Digital Lightwave, filed a demand for arbitration against us. While the exact scope and nature of Mr. Joseph's claims are unclear at this time, according to his demand, he is alleging breach of his employment agreement, violation of the Florida Whistleblower statute and breach of an indemnification agreement and our company bylaws. As relief, Mr. Joseph seeks $500,000, attorney fees, interest and stock options exercisable for 656,666 shares of our common stock. On December 17, 1999, we filed our answer denying Mr. Joseph's allegations and alleging multiple affirmative defenses. We intend to vigorously oppose Mr. Joseph's claim. However, there can be no assurance that we will succeed in defending this action. Additionally, we cannot assure you that the action will not have a material adverse effect on Digital Lightwave.

     On March 29, 2000, the Commission filed a complaint in the United States District Court for the Middle District of Florida alleging that Dr. Zwan, our director and former Chairman and Chief Executive Officer, violated Sections 17(a)(1), 17(a)(2) and 17(a)(3) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rules 10b-5 and 13b2-2 thereunder, and that he aided and abetted the Company's alleged violations of Sections 13(a) and 13(b)(2) of the Exchange Act, and Rules 13a-13 and 12b-20 thereunder. The allegations arise from the Commission's investigation regarding the Company's restatement of its financial results for certain periods during 1997. We cannot assure you that the action will not have a material adverse effect on Digital Lightwave.

     We are from time to time involved in other lawsuits and actions by third parties arising in the ordinary course of business. Our management believes that we have adequate legal defenses and/or adequate reserves for related costs for these lawsuits. As of the date of this prospectus, we were not aware of any additional litigation, claims or assessments that were pending that could have a material adverse effect on our business, financial condition and operating results.

A SIGNIFICANT NUMBER OF SHARES ARE ELIGIBLE FOR FUTURE SALE AND THEIR SALE COULD DEPRESS OUR STOCK PRICE

     Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 29, 2000,

28,941,136 shares of common stock were outstanding. Of these shares, 13,864,386 were eligible for sale in the public market without restriction (including approximately 3.4 million by Dr. Zwan which are subject to forward sales agreements). The remaining 15,076,750 shares of outstanding common stock were held by Dr. Zwan, one of our directors. As an "affiliate" (as defined under Rule 144, under the Securities Act ("Rule 144")) of Digital Lightwave, Dr. Zwan may only sell his shares of common stock in the public market in compliance with the volume limitations of Rule 144. In addition, in connection with the settlement of the class action litigation against us, we expect to issue up to 1.8 million shares of common stock, all of which will be freely tradable immediately upon issuance. As of March 29, 2000, 423,624 shares of common stock have been issued in partial satisfaction of this settlement.

WE ARE DEPENDENT ON KEY PERSONNEL

     Our success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, finance and product assembly personnel, some of whom would be difficult to replace. We do not intend to maintain key man life insurance covering our key personnel. Our success will depend on the performance of our officers, our ability to retain and motivate our executive officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE

     The market price of our common stock has been and is likely in the future to be highly volatile. Our common stock price may fluctuate significantly in response to factors such as:

     - Quarterly variations in our operating results;

     - Announcements of technological innovations;

     - New product introductions by us or our competitors;

     - Changes in earnings estimates by analysts or our failure to meet such earnings estimates;

     - Announcements by us regarding significant acquisitions, strategic relationships or capital expenditure commitments;

     - Additions or departures of key personnel;

     - Sales or issuances of common stock or other securities; and

     - Changes in federal, state or foreign regulations affecting the telecommunications industry.

     In addition, the stock markets in general, and the stocks of technology companies in particular, have experienced extreme price and volume fluctuations recently. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation often has been initiated against that company. Litigation like this, if initiated, could result in substantial costs and divert attention and resources of our management personnel.

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

     Now that the Company has entered the Year 2000, we have continued testing our product, internal IT and non-IT systems and, to date, we have not experienced any material Year 2000 disruptions or failures, nor have we been notified of any disruptions or failures by any of our third party customers, vendors and others with whom the Company does business. However, there is an ongoing risk that Year 2000 related problems could still occur and we will continue to monitor Year 2000 issues as they relate to our internal systems, our products, third parties with whom we interact, and industry trends. We cannot assure that our Year 2000 compliance program, or similar programs by third parties with whom we do business, will be successful. We may incur significant costs in resolving any Year 2000 issues that may arise in the future. If not resolved, these issues could have a significant adverse impact on our business, operating results, and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Disclosure".

CERTAIN OF OUR PRODUCTS MUST MEET REGULATORY REQUIREMENTS BEFORE WE CAN SELL
THEM

     In the United States, our products must meet industry standards and comply with various regulations promulgated by the Federal Communications Commission, Underwriters Laboratories and Bellcore. In the event we sell our products in international markets, it will be necessary for our products to comply with standards established by telecommunications authorities in various foreign countries, as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. If we fail to meet industry standards or regulatory requirements, or if in the future we have difficulty obtaining regulatory approvals or certifications, our business, financial condition and results of operations could be materially adversely affected.

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

     Cladding -- Welding of one substance over another.

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

ITEM 2.  PROPERTIES

     In November 1998, we relocated our operations, other than our production operations, into our corporate headquarters facility of 92,225 square feet in Clearwater, Florida. The production operations were relocated to this facility in October 1999. We also lease space for our software development operations in Wall Township, New Jersey.

     The lease for our Clearwater, Florida headquarters expires in November 2008 and the Wall Township, New Jersey lease expires in December 2002. A lease for the space previously occupied by the production facility in St. Petersburg, Florida expires in July 2000.

ITEM 3.  LEGAL PROCEEDINGS

     As of April 9, 1998, 23 class action complaints (which were subsequently consolidated into a single action) alleging violations of the Federal Securities Laws during certain periods in 1997 and 1998 had been filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of our Common Stock. The complaints named as defendants the Company, Bryan J. Zwan, a current director of the Company and our former Chairman and Chief Executive Officer, Steven H. Grant, the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary, and other former corporate officers. The complaints allege that the Company and certain officers during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of our Common Stock.

     On July 23, 1998, we entered into a memorandum of understanding for the settlement of these class action complaints. In late October 1998, a Stipulation of Settlement was filed with the court and on December 21, 1998, the court preliminarily approved the settlement. On April 30, 1999, the District Court entered a final judgement approving the settlement. The settlement consists of $4.25 million in cash, to be paid to plaintiffs primarily by a claim on the Company's directors and officers liability insurance policy, and the issuance of up to 1.8 million shares of Common Stock. We recorded a charge of $8.5 million during 1998 as a result of the settlement.

     On May 20, 1999, a lead plaintiff in the class action suit filed a notice of appeal with the Eleventh Circuit Court of Appeals. On March 16, 2000, all parts of the appeal that pertain to the Company were dismissed with prejudice. The District Court's judgment approving settlement of the securities class actions is now final.

     On August 5, 1999, as a complete settlement of an investigation of us being conducted by the U.S. Securities and Exchange Commission relating to the circumstances underlying the restatement of our financial results, we agreed voluntarily to consent to the entry of a permanent injunction enjoining us from violations of Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20 and 13a-13 thereunder. The Commission's complaint and the settlement with the Company were filed with the United States District Court for the Middle District of Florida on March 29, 2000. In connection with the same investigation, on March 29, 2000, the Commission's complaint filed in the District Court also alleges that Dr. Zwan, a director and former Chairman and Chief Executive Officer of the Company, violated Sections 17(a)(1), 17(a)(2) and 17(a)(3) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rules 10b-5 and 13b2-2 thereunder, and that he aided and abetted the Company's alleged violations of Sections 13(a) and 13(b)(2) of the Exchange Act, and Rules 13a-13 and 12b-20 thereunder. In addition, the Commission concurrently settled administrative proceedings against Steven H. Grant, the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary, and two other former officers of the Company. Mr. Grant, without admitting or denying the Commission's findings, consented to the entry of an order that he cease and desist from committing or causing any violation or future violation of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20 and 13a-13 thereunder.

     On November 5, 1997, Hugh Brian Haney ("Plaintiff"), an early stage investor, commenced an action in the United States District Court for the Southern District of Ohio against Dr. Bryan J. Zwan, our former

Chairman of the Board and Chief Executive Officer, and Digital Lightwave ("Defendants"). An amended complaint filed December 15, 1997 alleged violations of Section 10(b) of the Securities Exchange Act, violations of state corporation statutes, and various common law violations by Defendants in connection with Plaintiff's sale to our predecessor in November 1995, pursuant to a previously granted option exercisable by Dr. Zwan and/or our predecessor, of 4,900 shares of stock in our predecessor, an amount equivalent to 19,215,686 shares of our common stock. The amended complaint sought, among other things, (1) rescission of the sale of the shares transferred by Plaintiff and (2) damages of $235 million together with interest. On October 20, 1998, Digital Lightwave and Dr. Zwan entered into an agreement with Plaintiff to settle the action. The settlement agreement provided, among other things, for dismissal of the action with prejudice, for a $500,000 payment by us to Plaintiff for his attorneys' fees and granted Plaintiff an option, for 10 years, to purchase for $1 per share
2.0 million shares of Dr. Zwan's Digital Lightwave stock. Pursuant to that agreement, the action was dismissed with prejudice on November 13, 1998. We recorded a $3.0 million charge to earnings consisting of the cash payment and the valuation of its options upon settlement.

     On April 21, 1999, Plaintiff filed an action in the United States District Court for the Southern District of Ohio against the Defendants alleging that the terms of the settlement agreement entered into between the parties had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded, or alternatively, that the settlement agreement be set aside. We believe that we have fulfilled our obligations under the settlement agreement and that the claims made by Plaintiff against us in this action are without merit. Accordingly, in response to this action, we filed a motion to dismiss for failure to state a claim against Digital Lightwave. However, there can be no assurance that our motion will be granted, or if the motion is denied, that we will succeed in defending or settling this action. Additionally, we cannot assure you that the action will not have a material adverse effect on Digital Lightwave.

     On November 23, 1999, Seth P. Joseph, a former officer of Digital Lightwave, filed a demand for arbitration against us. While the exact scope and nature of Mr. Joseph's claims are unclear at this time, according to his demand, he is alleging breach of his employment agreement, violation of the Florida Whistleblower statute and breach of an indemnification agreement and our company bylaws. As relief, Mr. Joseph seeks $500,000, attorney fees, interest and stock options exercisable for 656,666 shares of our common stock. On December 17, 1999, we filed our answer denying Mr. Joseph's allegations and alleging multiple affirmative defenses. We intend to vigorously oppose Mr. Joseph's claim. However, there can be no assurance that we will succeed in defending this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

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

                                                                COMMON STOCK
                                                              -----------------
                                                               HIGH       LOW
                                                              -------   -------
1997
1st Quarter (from February 7, 1997).........................  $12.875   $ 7.125
2nd Quarter.................................................    9.250     3.250
3rd Quarter.................................................   17.750     7.875
4th Quarter.................................................   23.750    12.000
1998
1st Quarter.................................................  $16.813   $ 2.000
2nd Quarter.................................................    6.469     3.000
3rd Quarter.................................................    4.500     1.281
4th Quarter.................................................    4.375     1.156
1999
1st Quarter.................................................  $ 5.000   $ 2.312
2nd Quarter.................................................    8.062     2.500
3rd Quarter.................................................    9.937     5.562
4th Quarter.................................................   69.250     6.000

     On March 29, 2000, the closing bid and ask prices of the Company's Common Stock were $76.00 and $76.50, respectively. As of March 29, 2000, there were approximately 120 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future. The Company anticipates that any earnings in the near future will be retained from the development and expansion of its business. Certain of the Company's credit facilities require consent from the banks prior to payments of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     On March 31, 1999, the Company entered into a financing agreement with certain investors pursuant to which the Company agreed to issue $3.0 million of 9% Secured Bridge Notes due January 17, 2000. In connection with the financing agreement, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants. The warrants had a term of five years from the date of issuance. The Company agreed to register the warrants and the common stock issuable upon exercise thereof under the Securities Act of 1933. The registration took place on January 7, 2000 and the warrants were subsequently exercised.

     During the fiscal year ended December 31, 1999, there were no other sales of unregistered securities.

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

                                                           YEARS ENDED DECEMBER 31,
                                   -------------------------------------------------------------------------
                                      1999          1998            1997            1996            1995
                                   -----------   -----------     -----------     -----------     -----------
Consolidated Statement of
  Operations:
  Sales..........................  $    50,474   $    24,191     $     9,081     $     6,044     $        --
  Cost of goods sold.............       17,431         9,219           3,124           2,079              --
                                   -----------   -----------     -----------     -----------     -----------
         Gross Profit............       33,043        14,972           5,957           3,965              --
Operating expenses:
  Engineering and development....       10,204        14,335           5,342           2,403           1,509
  Selling and marketing..........       12,724        11,363           5,260           1,706             199
  General and administrative.....        5,240         7,223           3,812           1,380           1,017
  Reorganization charges(1)......           --         1,018              --              --              --
  Litigation settlements(2)......           --        11,500              --              --              --
                                   -----------   -----------     -----------     -----------     -----------
         Total operating
           expenses..............       28,168        45,439          14,414           5,489           2,725
                                   -----------   -----------     -----------     -----------     -----------
Income (loss)from operations.....        4,875       (30,467)         (8,457)         (1,524)         (2,725)
Other income (expense)...........           78           642           1,767            (584)           (609)
                                   -----------   -----------     -----------     -----------     -----------
         Net income (loss).......  $     4,953   $   (29,825)    $    (6,690)    $    (2,108)    $    (3,334)
                                   ===========   ===========     ===========     ===========     ===========
Income (loss)per share...........  $       .18   $     (1.13)    $      (.25)    $      (.10)    $      (.08)
                                   ===========   ===========     ===========     ===========     ===========
Diluted income (loss) per
  share..........................  $       .17   $       n/a(4)  $       n/a(4)  $       n/a(4)  $       n/a(4)
                                   ===========   ===========     ===========     ===========     ===========
Weighted average shares(3).......   26,808,158    26,475,749      26,084,208      21,375,584      38,989,963
Weighted average shares and
  common equivalent shares.......   29,151,628    26,494,439      27,060,221      21,829,235      39,443,614
Consolidated Balance Sheet Data:
  Working capital (deficit)......  $    12,913   $     2,267     $    32,495     $     2,349     $    (8,595)
  Total assets...................       39,998        27,558          44,361           6,374           1,277
  Total long-term debt...........          498           281              25             983           7,985
  Stockholders' equity
    (deficit)....................       22,153        12,320          39,419           3,449          (8,163)

---------------

(1) Includes a one-time expense of $1.0 million for reorganization charges as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and Note 14 of the Consolidated Financial Statements -- Reorganization Charges.
(2) Includes a charge of $8.5 million made in connection with the settlement of a class action legal proceeding and a one-time charge of $3.0 million made in connection with the settlement of the Haney litigation as described under
    Note 15 of the Consolidated Financial Statements -- Legal Proceedings.
(3) On November 30, 1995, the Company purchased 19,215,686 shares of Common Stock from a former stockholder pursuant to an option granted to the Company by the former stockholder in February 1995. See "Factors That May Affect Operating Results -- We are defending significant litigation," "Item 3 -- Legal Proceedings" and Notes 9 and 15 of the Consolidated Financial Statements -- Related Party Transactions and Legal Proceedings.
(4) Incremental shares for common stock equivalents are not included in the loss per share calculations due to the anti-dilutive effect.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements as well as the future prospects of the Company generally, such investors should specifically consider various factors identified in this Report on Form 10-K, including the matters set forth therein under the caption "Factors That May Affect Operating Results," which could cause actual results to differ materially from those indicated by such forward-looking statements. Factors that may affect the Company's results of operations include but are not limited to the Company's limited operating history and cumulative losses, anticipated fluctuations in operating results and seasonal sales, dependence on limited products, uncertain market acceptance of planned products, uncertainty regarding our ability to enter into OEM agreements, rapid technological change, dependence on new product introductions, competition, dependence on a limited number of customers, dependence on contract manufacturing and sole or limited source suppliers, substantial influence of principal stockholder, dependence on key personnel, management of growth, anticipated fluctuations in operating results, dependence on proprietary technology, success in defending significant litigation, shares eligible for future sale, possible volatility of stock price, factors inhibiting takeover, potential year 2000 problems and government regulations. The Company participates in a highly concentrated industry, and has limited visibility with regard to customer orders and the timing of such orders. The Company may also encounter difficulty obtaining sufficient supplies to staff and meet production schedules. As a result, quarter-to-quarter and year-to-year financial performance is highly dependent upon the timely receipt of orders from its customers during fiscal periods.

OVERVIEW

     Digital Lightwave designs, develops, markets and supports diagnostic products that monitor, maintain and manage fiber optic-based networks. The Company's products provide telecommunications service providers and equipment manufacturers with capabilities to cost-effectively deploy and manage fiber optic networks to address the rapidly increasing demand for bandwidth.

     From inception in 1990 through 1996, the Company focused its primary activities on developing the necessary technology and infrastructure required to launch its first product, the Network Information Computer. The Company had no sales until February 1996, when it began shipping the Network Information Computer. As of December 31, 1999, the Company had sold approximately 2,300 Network Information Computers to approximately 140 customers such as MCI WorldCom, Ameritech Corporation, Tellabs, Qwest, GTE and Level 3 Communications. In 1998, the Company commenced limited sales of the Network Access Agent. Net sales for the Company were approximately $50,474,000, $24,191,000 and $9,081,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company's net sales are generated from sales of its products, less an estimate for customer returns. Net sales are recognized when products are shipped to a customer. The average sales price ("ASP") of the Network Information Computer gross of the return accrual was approximately $41,507, $31,232 and $32,642 for the years ended December 31, 1999, 1998, and 1997, respectively. The average sales price ("ASP") of the Network Access Agent gross of the return accrual was approximately $29,595 and $39,679 for the years ended December 31, 1999 and 1998, respectively. The Company expects that the ASP of its Network Information Computers and Network Access Agents will fluctuate based on a variety of factors, including product configuration, potential volume discounts to customers, the timing of new product introductions and enhancements and the introduction of competitive products. Because the cost of goods sold tends to remain relatively stable for any given product, fluctuations in the ASP may have a material adverse effect on the Company's results of operations.

     The Company sells its products through a direct sales force to telecommunications service providers and equipment manufacturers. The sales cycle for new customers tends to be long. In addition, the telecommunications industry historically has had a limited number of competitors. Given long sales cycles and few industry participants, sales of the Company's products have tended to be concentrated, and the Company expects that sales will continue to be concentrated in the future. For the year ended December 31, 1999, the Company's two largest customers accounted for approximately 39% of total revenues, with Telogy and Technology Rental Services ("TRS", formerly, Newcourt Financial) accounting for approximately 21% and 18% of total sales, respectively. The Company believes that a significant portion of the equipment purchased by Telogy and TRS is deployed at Nortel Networks. For the year ended December 31, 1998, sales to the Company's four largest customers comprised 57% of its total revenues, with Qwest, MCI WorldCom, Tellabs, and GTE accounting for approximately 17%, 16%, 13% and 11% of total sales, respectively. For the year ended December 31, 1997, the Company's five largest customers comprised 69% of total revenues, with WorldCom, Inc. (prior to its acquisition of MCI Communications Corporation) and its subsidiaries accounting for 42% of total sales. No other customers accounted for sales of 10% or more during such periods. Many of the customers highlighted in years prior to 1999 as accounting for more than 10% continued to purchase at similar dollar levels in 1999 although they did not surpass the 10% threshold for this year. There can be no assurance regarding the amount or timing of purchases by any customer in any future period. See "Factors That May Affect Operating Results -- We are dependent on a limited number of major customers."

     In May 1999, the Company signed an original equipment manufacturer contract to provide integrated performance monitoring and diagnostic capabilities for a product marketed by Lucent Technologies, Inc. Lucent's placement of orders for product is conditional upon the Company achieving certain milestone events defined in the contract. In January 2000, the Company announced that it had received an order for four WaveAgents from Lucent for the initiation of customer lab trails.

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

     Since inception the Company had incurred substantial net operating losses as a result of significant investment in research and development, sales and marketing and administrative expenses until the quarter ended June 30, 1999 when the Company showed its first profitable quarter. Profitability was sustained through the end of 1999 with earnings of approximately $5.0 million on a year-to-date basis. As of December 31, 1999, the Company had an accumulated deficit of approximately $41 million and net operating loss carryforwards of approximately $54 million for tax purposes. The Company intends to continue to build its organization in anticipation of growth and believes that its operating expenses will continue to increase accordingly due to a variety of factors including: (1) increased research and development expenses associated with the completion of the products in development and the continued enhancement of existing products; and (2) increased selling, general and administrative expenses associated with continued expansion of sales and marketing capabilities, product advertising and promotion. There can be no assurance that the Company will sustain profitability.

     In January 1998, the Company restated its revenues from the second and third quarters of fiscal 1997. The Company's decision to restate the 1997 results of operations resulted from the discovery of certain errors in the timing of revenue recognition and a review of related accounting policies and procedures. A committee consisting of the outside members of the Company's board of directors was established to review the policies, procedures and circumstances which may have been factors in the restatement of revenue and made recommendations regarding the adoption of appropriate revenue recognition policies and procedures. In April 1998, 23 class action lawsuits (which were subsequently consolidated into a single action) were filed against the Company arising out of such restatement and alleged violations of the federal securities laws. The Company settled the class action and recorded a charge of $8.5 million in the second quarter of 1998 as a result of the settlement. Pursuant to the terms of the settlement, the Company will pay $4.25 million in cash, which payment will be primarily funded by the Company's directors' and officers' liability insurance policy, and issue 1.8 million shares of Common Stock of the Company, all of which may be freely tradable. In late

October 1998, a Stipulation of Settlement was filed with the court and on December 21, 1998, the court preliminarily approved the settlement. The Court entered a final judgment approving the settlement on April 30, 1999.

     On May 20, 1999, a lead plaintiff in the class action suit filed a notice of appeal with the Eleventh Circuit Court of Appeals. On March 16, 2000, all parts of the appeal that pertain to the Company were dismissed. The District Court's judgment approving settlement of the class action is now final.

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

     On April 21, 1999, Plaintiff filed an action in the United States District Court for the Southern District of Ohio against the Defendants alleging that the terms of the settlement agreement entered into between the parties had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded, or, alternatively, that the settlement agreement be set aside. We believe that we have fulfilled our obligations under the settlement agreement and that the claims made by the Plaintiff against us in this action are without merit. Accordingly, in response to this action, we filed a motion to dismiss for failure to state a claim against Digital Lightwave. However, there can be no assurance that our motion will be granted, or if the motion is denied, that we will succeed in defending or settling this action. Additionally, we cannot assure you that the action will not have a material adverse effect on Digital Lightwave.

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

     On October 14, 1999, the Company and Dr. Bryan J. Zwan, the Company's majority stockholder and a director, entered into an agreement which provides that (i) the size of the Board of Directors ("Board") will be increased from four to five members, (ii) two new outside directors will be appointed to the Board upon the approval of Dr. Zwan and a majority of the current Board and one current outside director will resign, (iii) the newly formed Board will serve at least until the Company's annual meeting in 2001 and (iv) the Company will enter into arrangements containing certain provisions with respect to change of control, severance and non-competition with current senior management.

     On November 23, 1999, Seth P. Joseph, a former officer of Digital Lightwave, filed a demand for arbitration against us. While the exact scope and nature of Mr. Joseph's claims are unclear at this time, according to his demand, he is alleging breach of his employment agreement, violation of the Florida Whistleblower statute and breach of an indemnification agreement and our company bylaws. As relief, Mr. Joseph seeks $500,000, attorney fees, interest and stock options exercisable for 656,666 shares of our common stock. On December 17, 1999, we filed our answer denying Mr. Joseph's allegations and alleging multiple affirmative defenses. We intend to vigorously oppose Mr. Joseph's claim. However, there can be no assurance that we will succeed in defending this action.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net sales.

                                                                  FISCAL YEAR
                                                               ENDED DECEMBER 31,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
Net sales...................................................  100%     100%   100%
Cost of goods sold..........................................   34       38     34
                                                              ---     ----    ---
Gross profit................................................   66       62     66
Operating expenses:
  Engineering and development expenses......................   20       59     58
  Sales and marketing expenses..............................   25       47     58
  General and administrative expenses.......................   11       30     42
  Reorganization and litigation charges.....................   --       52     --
                                                              ---     ----    ---
          Total operating expenses..........................   56      188    158
                                                              ---     ----    ---
Operating income (loss).....................................   10     (126)   (92)
Other income (expense), net.................................   --        3     19
                                                              ---     ----    ---
Net income (loss)...........................................   10%    (123)%  (73)%
                                                              ===     ====    ===

  YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

     Net Sales

     Net Sales include total revenues from customer purchases of Network Information Computers and, to a limited extent, Network Access Agents, net of accrual for product returns. Net sales for the year ended December 31, 1999 increased by $26.3 million, or 109%, to $50.5 million from $24.2 million in fiscal 1998. Sales to existing customers for the year represented 85% of sales, or $43.0 million as compared to 77% of sales, or $18.6 million for fiscal 1998. During fiscal 1999, the Company shipped 1158 total units (including 14 NAA's) at an ASP of $41,363 compared with 723 units (including 6 NAA's) at an ASP of $31,302 for fiscal 1998. The primary increase in ASP (which is shown gross of the accrual for product returns) is related to a shift in demand to higher speed configurations. Additionally, during 1999, the Company recognized $3.0 million of revenue from upgrades compared to $1.8 million in 1998. In each of the years, the majority of the upgrades were related to the conversion of NIC's to OC-48 speeds.

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

Cost of Goods Sold

     Cost of goods sold for the year ended December 31, 1999 increased by $8.2 million to $17.4 million as compared to $9.2 million in 1998. Growth in cost of goods sold was directly related to the increase in the volume of units sold.

Gross Profit

     Gross profit for the year ended December 31, 1999 increased by $18.0 million to $33.0 million as compared to $15.0 million in 1998. The increase in gross profit was directly related to the increase in net sales. Along with the increase in net sales, gross profit margins increased 3.6% to 65.5 percent in 1999 from 61.9 percent in 1998.

     The increase in gross margin between 1999 and 1998 was related to increases in ASPs, more efficient production methods and better inventory management.

Engineering and Development

     Engineering and development expenses principally include compensation attributable to engineering and development personnel, depreciation of production assets, outside consulting fees and other development expenses. Engineering and development expenses for the year ended December 31, 1999 decreased by $4.1 million to $10.2 million, or 20% of net sales, from $14.3 million, or 59% of net sales, last year.

     The decrease is primarily due to the Company's efforts to lower overhead costs and streamline its operating structure by eliminating certain full time and consultant positions resulting in a savings of approximately $3.0 million. In addition, engineering and development expenses were lower in 1999 as a greater portion of production overhead expenses were capitalized as part of inventory costs due to the higher production activity.

Sales and Marketing

     Sales and marketing expenses principally include salaries and commissions paid on sales of products, travel expenses, tradeshow costs, and costs of promotional materials and customer incentives. Sales and marketing expenses for the year ended December 31, 1999 increased by $1.3 million to $12.7 million from $11.4 million last year. As a percentage of net sales, sales and marketing expenses in the year ended December 31, 1999 declined to 25%, from 47% in 1998. The dollar increase is directly related to higher commissions resulting from the increased sales activity partially offset by salary and benefits savings from certain eliminations in full-time positions previously discussed.

General and Administrative

     General and administrative expenses principally include professional fees, facility rentals, compensation, and information systems related to general management functions. General and administrative expenses for the year ended December 31, 1999 decreased by $2.0 million to $5.2 million from $7.2 million last year. As a percentage of net sales, general and administrative expenses declined to 11% from 30% in 1998. The decrease primarily reflects higher professional fees related to legal costs in 1998.

Reorganization Charges

     During the year ended December 31, 1998, the Company streamlined its management structure and eliminated 20 positions which resulted in a one-time charge of $1.0 million.

Litigation Settlement

     During the year ended December 31, 1998, the Company signed a memorandum of understanding and a Stipulation of Settlement for the settlement of class action complaints filed against it in U.S. District Court for alleged violations of federal securities laws. The settlement resulted in a charge of approximately $8.5 million which was recorded in the second quarter of 1998. In addition, Dr. Bryan Zwan and the Company entered into an agreement to settle an action commenced by Hugh Brian Haney. Pursuant to that agreement, the action was dismissed with prejudice on November 13, 1998. The Company recorded a non-cash charge to earnings of approximately $2.5 million and a $0.5 million accrual of related legal expenses during the fourth quarter of 1998.

Other Income (Expense)

     Other income for the year ended December 31, 1999 decreased by $0.5 million to $0.1 million from $0.6 million last year. The decrease is the result of the utilization of cash reserves to fund the Company's operations which caused a decrease in interest earned on invested cash balances. This change is also a result of increased interest expense related to the Company's debt issued in the second quarter of 1999.

Net Income

     Net income for the year ended December 31, 1999 increased by $34.8 million to $5.0 million or $0.17 per share (diluted), from a net loss of $29.8 million or $1.13 per share in 1998. The net loss for the year ended December 31, 1998 was adversely impacted by the charges of approximately $12.8 million in charges related to various legal matters, $1.0 million to record the reorganization, and $0.3 million of other special charges. Without these charges, the pro-forma net loss would have been $15.7 million or a loss of $.59 per share.

  YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     Net Sales

     Net sales for the year ended December 31, 1998 increased by $15.1 million, or 166%, to $24.2 million from $9.1 million in fiscal 1997. Sales to existing customers for the year represented 77% of sales, or $18.6 million as compared to 55% of sales, or $5.0 million for fiscal 1997. During fiscal 1998, the Company shipped 723 total units (including 6 NAA's) at an ASP (which is shown gross of the accrual for product returns) of $31,302 compared with 275 units at an ASP of $32,642 for fiscal 1997. Additionally, during 1998, the Company recognized $1.8 million of revenue from upgrades compared to $0.1 million in 1997. The significant upgrade revenue in 1998 was related to the conversion of NIC's to OC-48 speeds.

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

     The increase was primarily related to the ongoing development efforts on products, and enhancements to the Company's Network Information Computers (most significantly, the OC-48 option). In addition, during the last two quarters of 1998, the Company incurred a significant level of overhead costs that could not be absorbed into inventory production due to a lower level of production activity during the last six months.

Sales and Marketing

     Sales and marketing expenses for the year ended December 31, 1998 increased by $6.1 million to $11.4 million from $5.3 million in 1997. As a percentage of net sales, sales and marketing expenses in the year ended December 31, 1998 declined to 47%, from 58% in 1997. The dollar increase was directly related to a larger sales force, higher commissions resulting from the increased sales activity, and an increase in marketing related expenses.

General and Administrative

     General and administrative expenses for the year ended December 31, 1998 increased by $3.4 million to $7.2 million from $3.8 million last year. As a percentage of net sales, general and administrative expenses declined to 30%, from 42% in 1997. The dollar increase is primarily due to a $3.3 million increase in professional fees associated with outstanding litigation and various legal matters.

Reorganization Charges

     During the year ended December 31, 1998, the Company actively pursued streamlining its management and operating structure. During the first quarter, the Company focused on its management structure and eliminated 20 positions which resulted in a one-time charge of approximately $1.0 million. In August 1998, the Company streamlined its operating structure by eliminating approximately 55 full-time positions which did not result in a material charge to earnings or materially affect the Company's ability to operate.

Litigation Settlements

     The Company has settled fully a securities class action that had been filed against it in U.S. District Court for alleged violations of federal securities laws. The settlement resulted in a charge of approximately $8.5 million recorded during the second quarter of 1998. In addition, Dr. Bryan Zwan and the Company entered into an agreement to settle an action commenced by Hugh Brian Haney. Pursuant to that agreement, the action was dismissed with prejudice on November 13, 1998. The Company recorded a non-cash charge to earnings of approximately $2.5 million and a $0.5 million accrual of related legal expenses during the fourth quarter of 1998.

Other Income (Expense)

     Other income for the year ended December 31, 1998 decreased by $1.1 million to $0.6 million from $1.7 million in 1997. The decrease is the result of the utilization of cash reserves to fund the Company's operations which caused a decrease in interest earned on invested cash balances.

Net Loss

     Net loss for the year ended December 31, 1998 increased by $23.1 million to a net loss of $29.8 million or $1.13 per share, from a net loss of $6.7 million or $.25 per share in 1997. The increase in net loss for the year ended December 31, 1998 was adversely impacted by the charges of approximately $12.8 million in charges related to various legal matters, $1.0 million to record the reorganization, and $0.3 million of other special charges. Without these charges, the pro-forma net loss would have been $15.7 million or a loss of $.59 per share.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception through December 31, 1999, the Company has financed its operations primarily through private sales of its Common Stock, cash from operations and the initial public offering of 4,600,000 shares of its Common Stock. The Company completed its IPO in February 1997, resulting in net proceeds to the Company of $39.6 million. During 1997, the Company used the net proceeds to fund the repayment of notes payable for approximately $0.8 million, to purchase computer equipment, software, test equipment and other assets for approximately $6.0 million and to fund product research and development for approximately $5.3 million. In addition, approximately $3.5 million was used to fund the Company's expansion in the form of additional manufacturing and administrative space and a significant increase in engineering, production and financial management personnel to support the Company's growth.

     Cash and cash equivalents at December 31, 1999 were approximately $7.5 million compared to approximately $3.8 million at December 31, 1998. As of December 31, 1999, the Company's working capital was approximately $12.9 million as compared to $2.3 million at December 31, 1998. The increase in working capital was primarily the result of the growth in trade accounts receivable caused by record sales in 1999. For the year ended December 31, 1999, capital expenditures were approximately $1.9 million. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products as well as continued product development efforts.

     The Company entered into an accounts receivable agreement dated December 28, 1998 with EAB Leasing Corp. ("EAB") providing for the sale of the Company's accounts receivable to EAB. The aggregate maximum amount the Company can borrow at one time under this agreement was $2.9 million through June 28, 1999 with a maximum of $2.0 million available on a monthly basis. In connection with this agreement, the Company has granted EAB a security interest in its accounts, accounts receivable, contract rights, equipment, chattel paper, general intangibles, instruments, inventory and all proceeds of the foregoing. The annual interest rate equivalent charged to the Company under this agreement is the prime rate plus 1.5%. The agreement also provides that the Company pay a minimum monthly service fee in the amount of $10,000.

     On June 28, 1999 and December 28, 1999, the accounts receivable agreement with EAB automatically renewed for six month periods, the latter ending June 28, 2000 under the same terms and conditions as the previous agreement except the $2.0 million maximum available on a monthly basis was waived. The agreement is still subject to the aggregate maximum amount the Company can borrow at one time of $2.9 million. As of March 30, 2000, there were no borrowings outstanding under this agreement.

     On March 31, 1999, the Company entered into a financing agreement with certain investors pursuant to which the Company agreed to issue $3.0 million of 9% Secured Bridge Notes due January 17, 2000. These notes were issued on April 6, 1999. They were collateralized by all of the Company's assets and were subordinated to the accounts receivable agreement with EAB and the proposed line of credit agreement with Emergent Business Capital described in the following paragraph. In connection with the financing agreement, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants. The warrants had a term of five years from the date of issuance. The Company agreed to register the warrants and the common stock issuable upon exercise thereof under the Securities Act of 1933. This registration took place on January 7, 2000 and the warrants were subsequently exercised. The Secured Bridge Notes and related interest were paid in full by January 17, 2000.

     On March 31, 1999, the Company entered into a Letter of Commitment with Emergent Business Capital pursuant to which Emergent Business Capital would provide the Company with a $5.0 million line of credit. In December 1999, the Company chose not to proceed with this agreement. The Company recorded charges related to costs deferred in anticipation of the issuance of this debt totalling approximately $63,000.

     On April 19, 1999, the Company filed a registration statement with the Securities and Exchange Commission relating to a public offering of $20.0 million of Convertible Subordinated Notes. In November 1999, the Board decided not to proceed with the public offering. The Company recorded a charge of approximately $0.3 million related to costs deferred in anticipation of the issuance of this debt during the fourth quarter of 1999.

     On March 14, 2000, the Company entered into a non-binding Letter of Commitment with Congress Financial Corporation pursuant to which Congress Financial Corporation would provide the Company with a $10.0 million line of credit (the "Congress Line of Credit"). Under the Congress Line of Credit, the Company would be entitled to borrow up to $10.0 million, subject to certain borrowing limitations based on amounts of the Company's accounts receivable and other assets. The Congress Line of Credit will have an initial term of two years. All indebtedness outstanding under the Congress Line of Credit Agreement will be collateralized by substantially all of the Company's assets. The transaction is subject to certain conditions of closing including the completion of due diligence, execution of a definitive agreement, and other customary items.

     The Company continues to consider various financing alternatives, including the existing accounts receivable agreement with EAB, the Congress Line of Credit, and other equity or debt issuances (the "Financing Sources"). The Company anticipates that its existing cash and cash equivalents and anticipated cash flow from operations together with funds provided from the Financing Sources will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next 12 months. The anticipated cash flow from operations assumes the Company achieves a level of sales that is higher than those of earlier quarters. In the event that these sales levels are not attained, the Company may be required to supplement its working capital with additional funding in order to meet shorter or longer term liquidity needs. There can be no assurance, however, that the Company will achieve the assumed or increased sales levels or that adequate additional financing will be available when needed or, if available, on terms acceptable to the Company.

YEAR 2000 DISCLOSURE

     The Company is aware of the issues associated with existing computer-controlled systems properly recognizing and processing information relating to dates in and after the Year 2000. Systems that cannot adequately process dates beyond the year 1999 could generate erroneous data or cause a system to fail. The problem may affect internal information technology ("IT") systems used by the Company for product development, accounting, distribution and planning. The problem may also affect non-IT embedded systems such as building security systems, machine controllers, and other equipment. During 1999, the Company completed its assessment of its Year 2000 readiness for its operations relating to (1) the Company's software products, (2) the Company's internal IT and non-IT systems and (3) third party customers, vendors and others with whom the Company does business. Appropriate corrective actions were taken. The cost of the Year 2000 preparedness effort was funded through operating cash flows and was expensed by the Company. The Company did not incur significant expense in becoming Year 2000 compliant as both the majority of our product software and the infrastructure of our internal systems were developed after the Year 2000 risks were realized.

     Now that the Company has entered the Year 2000, we have continued testing our product, internal IT and non-IT systems and, to date, we have not experienced any material Year 2000 disruptions or failures, nor have we been notified of any disruptions or failures by any of our third party customers, vendors and others with whom the Company does business.

     Trends in customer spending patterns as a result of resources expended on Year 2000 compliance efforts and Year 2000 litigation throughout the computer industry were also identified by the Company as risks associated with Year 2000. To date, we have seen no significant changes in customer purchasing patterns nor are we aware of any Year 2000 litigation which might be brought against the Company.

     However, there is an ongoing risk that Year 2000 related problems could still occur and we will continue to monitor Year 2000 issues as they relate to our internal systems, our products, third parties with whom we interact, and industry trends. We cannot assure that our Year 2000 compliance program, or similar programs by third parties with whom we do business, will be successful. We may incur significant costs in resolving any Year 2000 issues that may arise in the future. If not resolved, these issues could have a significant adverse impact on our business, operating results, and financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for quarters beginning after June 15, 2000. The Company does not currently maintain any derivative instruments nor does it conduct any hedging activities, therefore, SFAS No. 133 is not expected to impact the Company.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as subsequently amended by SAB No. 101A. This statement summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. The SAB provides additional guidance regarding when revenue is realized, earned and properly recognized. The SAB is required to be adopted for the quarter ended June 30, 2000. The Company is evaluating SAB 101 and the effect it may have on the consolidated financial statements. At this time, management believes that SAB 101 will not have a material impact on the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS
Report of Independent Certified Public Accountants..........   35
Consolidated Balance Sheets.................................   36
Consolidated Statements of Operations.......................   37
Consolidated Statements of Stockholders' Equity (Deficit)...   38
Consolidated Statements of Cash Flows.......................   39
Notes to Consolidated Financial Statements..................   40
FINANCIAL STATEMENT SCHEDULE
Report of Independent Certified Public Accountants on
  Financial Statement Schedule..............................   66
Schedule II -- Valuation and qualifying accounts............   67

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Digital Lightwave, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Digital Lightwave, Inc. (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP
Tampa, Florida
January 31, 2000, except for Note 17, as to which the date is March 29, 2000

                            DIGITAL LIGHTWAVE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of
     $2,341 and $2,422 in 1999 and 1998, respectively.......    $  7,466       $  3,848
  Accounts receivable, less allowance of $215 in 1999.......      15,397          7,152
  Inventories...............................................       6,407          5,476
  Prepaid expenses and other current assets.................         990            748
                                                                --------       --------
          Total current assets..............................      30,260         17,224
Property and equipment, net.................................       9,424          9,274
Other assets................................................         314          1,060
                                                                --------       --------
          Total assets......................................    $ 39,998       $ 27,558
                                                                ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $  8,048       $  6,468
  Accrued settlement charges................................       6,231          8,489
  Notes payable.............................................       3,000             --
  Interest payable..........................................          68             --
                                                                --------       --------
          Total current liabilities.........................      17,347         14,957
Long-term liabilities.......................................         498            281
                                                                --------       --------
          Total liabilities.................................      17,845         15,238
                                                                --------       --------
Commitments and contingencies (Notes 7, 8, 10 and 15)
Stockholders' equity:
  Preferred stock, $.0001 par value; authorized 20,000,000
     shares; no shares issued or outstanding................          --             --
  Common stock, $.0001 par value; authorized 200,000,000
     shares; issued and outstanding 27,656,103 and
     26,535,332 shares, respectively........................           3              3
  Additional paid-in capital................................      62,807         57,927
  Accumulated deficit.......................................     (40,657)       (45,610)
                                                                --------       --------
          Total stockholders' equity........................      22,153         12,320
                                                                --------       --------
          Total liabilities and stockholders' equity........    $ 39,998       $ 27,558
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1999          1998          1997
                                                          -----------   -----------   -----------
Sales...................................................  $    50,474   $    24,191   $     9,081
Cost of goods sold......................................       17,431         9,219         3,124
                                                          -----------   -----------   -----------
Gross profit............................................       33,043        14,972         5,957
                                                          -----------   -----------   -----------
Operating expenses:
  Engineering and development...........................       10,204        14,335         5,342
  Sales and marketing...................................       12,724        11,363         5,260
  General and administrative............................        5,240         7,223         3,812
  Reorganization charges................................           --         1,018            --
  Litigation settlement.................................           --        11,500            --
                                                          -----------   -----------   -----------
          Total operating expenses......................       28,168        45,439        14,414
                                                          -----------   -----------   -----------
Operating income (loss).................................        4,875       (30,467)       (8,457)
                                                          -----------   -----------   -----------
Other income (expense):
  Interest income.......................................          341           649         1,826
  Interest expense......................................         (252)          (37)          (66)
  Other income (expense), net...........................          (11)           30             7
                                                          -----------   -----------   -----------
          Total other income............................           78           642         1,767
                                                          -----------   -----------   -----------
Income (loss) before income taxes.......................        4,953       (29,825)       (6,690)
Provision for income taxes..............................           --            --            --
                                                          -----------   -----------   -----------
       Net income (loss)................................  $     4,953   $   (29,825)  $    (6,690)
                                                          ===========   ===========   ===========
Per share of common stock:
  Net income (loss) per share...........................  $      0.18   $     (1.13)  $     (0.25)
                                                          ===========   ===========   ===========
  Diluted income (loss) per share.......................  $      0.17           n/a           n/a
                                                          ===========   ===========   ===========
  Weighted average common shares outstanding............   26,808,158    26,475,749    26,084,208
                                                          ===========   ===========   ===========
  Weighted average common and common equivalent shares
     outstanding........................................   29,151,628    26,494,439    27,060,221
                                                          ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        NOTE
                                       COMMON STOCK       ADDITIONAL                 RECEIVABLE
                                    -------------------    PAID-IN     ACCUMULATED      FROM
                                      SHARES     AMOUNT    CAPITAL       DEFICIT     STOCKHOLDER    TOTAL
                                    ----------   ------   ----------   -----------   -----------   --------
Balance, January 1, 1997..........  22,518,917     $2      $14,242      $ (9,095)      $(1,700)    $  3,449
  Issuance of common stock from
     Initial Public Offering,
     net..........................   3,658,860      1       39,591            --            --       39,592
  Issuance of common stock........     263,101     --        1,368            --            --        1,368
  Repayment of note receivable
     from stockholder.............          --     --           --            --         1,700        1,700
          Net loss................          --     --           --        (6,690)           --       (6,690)
                                    ----------     --      -------      --------       -------     --------
Balance, December 31, 1997........  26,440,878      3       55,201       (15,785)           --       39,419
  Issuance of common stock........      94,454     --          226            --            --          226
  Settlement of Haney
     Litigation...................          --     --        2,500            --            --        2,500
          Net loss................          --     --           --       (29,825)           --      (29,825)
                                    ----------     --      -------      --------       -------     --------
Balance, December 31, 1998........  26,535,332     $3      $57,927      $(45,610)      $    --     $ 12,320
  Issuance of common stock........   1,120,771     --        4,863            --            --        4,863
  Issuance of options to
     non-employee.................          --     --           13            --            --           13
  Issuance of stock warrants......          --     --            4            --            --            4
          Net income..............          --     --           --         4,953            --        4,953
                                    ----------     --      -------      --------       -------     --------
Balance, December 31, 1999........  27,656,103     $3      $62,807      $(40,657)      $    --     $ 22,153
                                    ==========     ==      =======      ========       =======     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998         1997
                                                              --------    ---------    --------
Cash flows from operating activities:
  Net income (loss).........................................  $ 4,953     $(29,825)    $(6,690)
  Adjustments to reconcile net income (loss) to cash used by operating activities:
     Depreciation and amortization..........................    2,524        2,254         778
     Loss on disposal of property...........................       19           33          --
     Litigation settlement..................................       --        9,925          --
  Changes in operating assets and liabilities:
     Increase in accounts receivable........................   (8,953)      (2,452)     (2,270)
     (Increase) decrease in inventories.....................     (849)       1,832      (8,166)
     (Increase) decrease in prepaid expenses and other
       assets...............................................      424       (1,163)        (37)
     Increase in accounts payable and accrued liabilities...    1,364        1,386       2,647
     (Decrease) increase in accrued settlement charges......   (1,064)       1,064          --
                                                              -------     --------     -------
          Net cash used by operating activities.............   (1,582)     (16,946)    (13,738)
                                                              -------     --------     -------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (1,888)      (3,500)     (5,098)
                                                              -------     --------     -------
          Net cash used by investing activities.............   (1,888)      (3,500)     (5,098)
                                                              -------     --------     -------
Cash flows from financing activities:
  Repayment of stockholder receivable.......................       --           --       1,700
  Proceeds from notes payable...............................    3,000           --          --
  Principal payments on notes payable.......................       --           --        (750)
  Principal payments, capital lease obligations.............     (307)         (43)       (208)
  Payments received, lease receivables......................      708           80          --
  Proceeds from sale of common stock, net of expense........    3,687          226      40,960
                                                              -------     --------     -------
          Net cash provided by financing activities.........    7,088          263      41,702
                                                              -------     --------     -------
Net increase (decrease) in cash and cash equivalents........    3,618      (20,183)     22,866
Cash and cash equivalents at beginning of period............    3,848       24,031       1,165
                                                              -------     --------     -------
Cash and cash equivalents at end of period..................  $ 7,466     $  3,848     $24,031
                                                              =======     ========     =======
Other supplemental disclosures:
  Cash paid for interest....................................  $   183     $     37     $    66
Non-cash investing and financing activities:
  Capital lease obligations incurred........................      722          382          --
  Fixed asset additions included in accounts payable at year
     end....................................................       87           82         327
  Accounts receivable related to capital leases.............      270          847          --

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     Digital Lightwave, Inc. (the "Company") was incorporated on October 12, 1990 in the state of California, and subsequently reincorporated in Delaware on March 18, 1996 through a merger into a newly formed Delaware corporation. The Company commenced business on February 15, 1991 and manufactures and sells advanced computer systems that provide information concerning the performance of fiberoptic (or "lightwave") telecommunications networks and transmission equipment. The Company's major product, the ASA 312, is a portable software-based network information computer that is lightweight, compact and easily operated through a touch sensor over a full color display. The ASA 312 enables users to understand and process information, simultaneously and without interruption, from telecommunications networks utilizing legacy T-Carrier protocol, lightwave SONET protocol and lightwave ATM protocol. In 1998, the Company introduced a second product line known as the network access agent or "NAA." The NAA is unattended, software controlled performance monitoring and diagnostic equipment installed within optical networks for analysis and management of telecommunications network from a centralized location. The Company sells its products to InterExchange Carriers ("IXCs"), Regional Bell Operating Companies ("RBOCs"), Competitive Access Providers ("CAPs"), independent telephone companies, network equipment manufacturers, equipment leasing companies and private network operators.

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

RESTRICTED CASH

     In February 1998, $2,300,000 of cash in the form of a certificate of deposit was pledged as collateral on an outstanding letter of credit related to the lease on the Company's office building in Clearwater, Florida. In December 1997, $122,000 was similarly pledged related to the lease on the Company's New Jersey facility. By December 31, 1999, the remaining balance of the New Jersey letter of credit and related certificate of deposit had been reduced to $41,025. These items are classified as restricted cash on the balance sheet.

INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

     The Company's property and equipment, including certain assets under capital leases, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of 5 to 7 years, or over the lesser of the term of the lease or the estimated useful life of assets under capital lease or improvements made to leased property. Maintenance and repairs are expensed as incurred while renewals and betterments are capitalized. Upon the sale or retirement of property and equipment, the accounts are relieved of the cost and the related accumulated depreciation and amortization, and any resulting gain or loss is included in the results of operations.

                            DIGITAL LIGHTWAVE, INC.

ACCRUED WARRANTY

     The Company provides the customer a warranty with each product sold and accrues warranty expense based upon historical data. Actual warranty costs incurred are charged against the accrual when paid.

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

DEFERRED REVENUE

     Deferred revenue, which represents amounts billed and collected from customers in advance of shipment or amounts billed and collected from distributors prior to the distributors sale of the goods, is recorded at the date of billing. Revenue is subsequently recognized at the date of shipment or, in the case of distributor sales, at the time the distributor ships the product to the end user.

RESEARCH AND DEVELOPMENT

     Software and product development costs are included in engineering and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs during the period following the time that technological feasibility is established until general release of the product to customers. The capitalized cost is then amortized over the estimated product life. To date, the period between achieving technological feasibility and the general release to customers has been short and, therefore, software development costs qualifying for capitalization have been insignificant.

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

                            DIGITAL LIGHTWAVE, INC.

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

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        1999         1998         1997
                                                     ----------   ----------   ----------
Basic:
  Weighted average common shares outstanding.......  26,808,158   26,475,749   26,084,208
                                                     ----------   ----------   ----------
          Total basic..............................  26,808,158   26,475,749   26,084,208
Diluted:
  Incremental shares for common stock
     equivalents...................................   2,343,470       18,690*     976,013*
                                                     ----------   ----------   ----------
          Total dilutive...........................  29,151,628   26,494,439   27,060,221
                                                     ==========   ==========   ==========

---------------

* not included in loss per share calculations due to anti-dilutive effect

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and receivables. As of December 31, 1999, 1998 and 1997, substantially all of the Company's cash balances, including amounts representing outstanding checks, were deposited with what management believes to be high quality financial institutions. During the normal course of business, the Company extends credit to customers conducting business primarily in the telecommunications industry both within the United States and internationally.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133". These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 will be effective for quarters beginning after June 15, 2000. The Company does not currently maintain any derivative instruments nor does it conduct any hedging activities, therefore, SFAS No. 133 is not expected to impact the Company.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 1999 presentation.

                            DIGITAL LIGHTWAVE, INC.

2. INVENTORIES

     Inventories at December 31, 1999 and 1998 are summarized as follows:

                                                               1999     1998
                                                              ------   ------
                                                              (IN THOUSANDS)
Raw materials...............................................  $3,404   $2,166
Work-in progress............................................   2,454    1,443
Finished goods..............................................     549    1,867
                                                              ------   ------
                                                              $6,407   $5,476
                                                              ======   ======

3. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1999 and 1998 are summarized as follows:

                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Test equipment..............................................  $ 5,116   $ 4,418
Computer equipment and software.............................    4,179     3,555
Tooling.....................................................      529       487
Tradeshow fixtures and equipment............................      266       242
Office furniture, fixtures and equipment....................    2,683     2,255
Leasehold improvements......................................    1,878     1,214
                                                              -------   -------
                                                               14,651    12,171
Less accumulated depreciation...............................   (5,227)   (2,897)
                                                              -------   -------
                                                              $ 9,424   $ 9,274
                                                              =======   =======

     Depreciation expense was approximately $2,463,000, $2,254,000 and $778,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Equipment under capital lease and related accumulated amortization, included above at December 31, 1999 and 1998 are summarized as follows:

                                                               1999     1998
                                                              -------   -----
                                                              (IN THOUSANDS)
Test equipment..............................................  $  947    $425
Computer equipment and software.............................      70     117
                                                              ------    ----
                                                               1,017     542
Less accumulated amortization...............................    (161)    (96)
                                                              ------    ----
                                                              $  856    $446
                                                              ======    ====

                            DIGITAL LIGHTWAVE, INC.

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities at December 31, 1999 and 1998 are summarized as follows:

                                                               1999     1998
                                                              ------   ------
                                                              (IN THOUSANDS)
Accounts payable............................................  $5,023   $3,594
Deferred revenue............................................     143      124
Current portion of capital lease obligations................     332      153
Accrued expenses and other..................................   2,550    2,597
                                                              ------   ------
                                                              $8,048   $6,468
                                                              ======   ======

5. INCOME TAXES

     The provision (benefit) for income taxes for the year ending December 31, 1999 is summarized as follows:

Current:
  Federal...................................................  $ 1,637
  State.....................................................      267
                                                              -------
     Sub-total..............................................    1,904
                                                              -------
Deferred:
  Federal...................................................   (1,637)
  State.....................................................     (267)
                                                              -------
     Sub-total..............................................   (1,904)
                                                              -------
Total.......................................................  $     0
                                                              =======

     The tax effected amounts of temporary differences at December 31, 1999 and 1998 are summarized as follows:

                                                                1999      1998
                                                              --------   -------
                                                                (IN THOUSANDS)
Current:
  Deferred tax asset:
     Deferred compensation..................................  $    232   $    64
     Accrued liabilities....................................     2,345     3,194
     Other..................................................       569       774
     Valuation allowance....................................    (3,049)   (3,869)
                                                              --------   -------
          Total current deferred tax asset..................        97       163
                                                              --------   -------
          Net current deferred tax asset....................  $     97   $   163
                                                              --------   -------
Non-current:
  Deferred tax asset:
     Net operating loss carry forward.......................  $ 18,783   $14,686
     Other..................................................        --        --
     Research and experimentation credit....................     1,368       549
     Valuation allowance....................................   (19,533)  (14,621)
                                                              --------   -------
          Total non-current deferred tax asset..............       618       614
                                                              --------   -------

                            DIGITAL LIGHTWAVE, INC.

                                                                1999      1998
                                                              --------   -------
                                                                (IN THOUSANDS)
  Deferred tax liability:
     Fixed assets...........................................  $   (715)  $  (777)
          Total non-current deferred tax liability..........      (715)     (777)
                                                              --------   -------
          Net deferred tax asset............................  $      0   $     0
                                                              ========   =======

     Management believes that it is more likely than not that the tax benefit associated with these deferred tax assets will not be realized and, therefore as of December 31, 1999, the Company has established a valuation allowance of approximately $22.6 million. The result is an increase in the valuation allowance from December 31, 1998 of approximately $4.1 million.

     As of December 31, 1999, the Company had net operating loss carry forwards of approximately $50.0 million for tax purposes. Due to certain change of ownership requirements of Section 382 of the Internal Revenue Code ("IRC"), utilization of the Company's net operating losses incurred prior to July 1, 1993 is expected to be limited to approximately $7,500 per year. This limitation in conjunction with the expiration period for these pre-July 1, 1993 net operating losses results in the Company's total net operating losses available being limited to approximately $49.1 million. Loss carry forwards will expire between the years 2009 and 2019.

     As of December 31, 1999, the Company also had general business credit carry forwards of approximately $1.4 million which expire between the years 2008 and 2011. These credits are also subject to the Section 382 annual limitation. Approximately $15,000 of these credits are subject to the Section 382 annual limitation.

     Following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the statement of operations.

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                           1999       1998        1997
                                                         --------   ---------   --------
                                                                 (IN THOUSANDS)
Tax provision (benefit) at U.S. Federal income tax
  rate................................................   $ 1,684    $(10,140)   $(2,275)
State income tax provision (benefit) net of Federal...       180      (1,083)      (243)
Other, net............................................        40        (979)      (410)
Valuation allowance increase (decrease)...............    (1,904)     12,609      2,928
Research and experimentation credit...................        --        (407)        --
                                                         -------    --------    -------
Provision (benefit) for income taxes..................   $     0    $      0    $     0
                                                         =======    ========    =======

     The valuation allowance change shown in the above reconciliation is different from the actual change in the valuation allowance due to the tax benefits related to the exercise of non-qualified stock options which are directly reflected in stockholders' equity. For the years ended December 31, 1999, 1998, and 1997, the income tax benefit of $5.1 million, none, and $1.1 million, respectively, would have been allocated to additional paid in capital for the tax benefits associated with the exercise of non-qualified stock options. However, due to the 100% valuation allowance against deferred tax assets, these amounts have not been recognized.

     Section 162(m) of the IRC limits the Company's deduction in any one fiscal year for federal income tax purposes to $1 million per person with respect to the Company's Chief Executive Officer and its four (4) other highest paid executive officers who are employed on the last day of the fiscal year unless the compensation was not otherwise subject to the deduction limit. Certain performance-based compensation is not included in this $1 million limitation. Stock options may qualify for exclusion from this limitation if the plan under which they are granted meets certain conditions. At present, the Option Plan may not satisfy these conditions. Accordingly, the Company may not be able to claim a tax deduction for certain exercises of NSOs (non-qualified stock options) or disqualifying dispositions of ISOs (incentive stock options) by the CEO (should it

                            DIGITAL LIGHTWAVE, INC.

grant any in the future) and its four (4) other highest paid executive officers to the extent that the income from such exercises or dispositions, combined with such executive's other taxable compensation for the year, exceeds $1 million.

6. NOTES PAYABLE

     On March 31, 1999, the Company entered into a financing agreement with certain investors pursuant to which the Company agreed to issue $3.0 million of 9% Secured Bridge Notes due January 17, 2000. These notes were issued on April 6, 1999. They were collateralized by all of the Company's assets and were subordinated to the accounts receivable agreement with EAB described in Note
8 -- Commitments. In connection with the financing agreement, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants. The warrants had a term of five years from the date of issuance. The Company agreed to register the warrants and the common stock issuable upon exercise thereof under the Securities Act of 1933. In January 2000, such warrants were registered and subsequently exercised.

7. LEASES

     The Company is obligated under various non-cancelable leases for equipment and office space. Future minimum lease commitments under operating and capital leases were as follows as of December 31, 1999:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
2000........................................................   $409      $ 1,852
2001........................................................    331        1,724
2002........................................................    207        1,614
2003........................................................     --        1,541
2004........................................................     --        1,580
Thereafter..................................................     --        6,428
                                                               ----      -------
                                                                947      $14,739
                                                               ----      =======
Less: Amount representing interest..........................    127
                                                               ----
Present value of minimum lease payments.....................    820
Less: Current portion.......................................    332
                                                               ----
                                                               $488
                                                               ====

     Total rental expense was approximately $1,420,100, $1,162,900 and $506,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

8. COMMITMENTS

     On January 13, 1998, the Company entered into a ten year lease agreement for its main office site in Clearwater, Florida. Total rental expense was approximately $1,000,000 and $140,000 for 1999 and 1998, respectively. The Company may terminate the lease after seven years, subject to certain termination expenses.

     As required by the lease agreement, the Company has put in place a standby letter of credit to the benefit of the landlord in the amount of $2,300,000, which is collateralized by a three month certificate of deposit with a financial institution. The lease agreement calls for a declining letter of credit over the life of the lease.

     The Company entered into an accounts receivable agreement dated December 28, 1998 with EAB Leasing Corp. ("EAB") providing for the sale of the Company's accounts receivable to EAB. The aggregate

                            DIGITAL LIGHTWAVE, INC.

maximum amount the Company can borrow at one time under this agreement was $2.9 million through June 28, 1999 with a maximum of $2.0 million available on a monthly basis. In connection with this agreement, the Company has granted EAB a security interest in its accounts, accounts receivable, contract rights, equipment, chattel paper, general intangibles, instruments, inventory and all proceeds of the foregoing. The annual interest rate equivalent charged to the Company under this agreement is the prime rate plus 1.5%. The agreement also provides that the Company pay a minimum monthly service fee in the amount of $10,000.

     On June 28, 1999 and December 28, 1999, the accounts receivable agreement with EAB automatically renewed for six month periods, the latter ending June 28, 2000 under the same terms and conditions as the previous agreement except the $2.0 million maximum available on a monthly basis was waived. The agreement is still subject to the aggregate maximum amount the Company can borrow at one time of $2.9 million. As of December 31, 1999, there were no borrowings outstanding under this agreement.

     On April 19, 1999, the Company filed a registration statement with the Securities and Exchange Commission relating to a public offering of $20.0 million of Convertible Subordinated Notes. In November 1999, the Board decided not to proceed with the registration statement with the Securities and Exchange Commission. The Company recorded a charge related to costs deferred in anticipation of the issuance of this debt totalling approximately $300,000.

9. RELATED PARTY TRANSACTIONS

     During December 1998, a stockholder borrowed $100,000 from the Company. This note accrued interest at 9% with the principal sum and accrued interest thereon payable no later than December 31, 1999. This note was still outstanding at December 31, 1999. (See Note 17 -- Subsequent Events.)

     In 1998, a director received $12,750 for services performed as a consultant to the Company.

10. COMMON STOCK, STOCK OPTIONS, AND WARRANTS

EMPLOYEE STOCK OPTION PLAN

     The Company's 1996 Stock Option Plan (the "Option Plan") became effective on March 5, 1996. A reserve of 5,000,000 shares of the Company's Common Stock has been established for issuance under the Option Plan. Transactions related to the Option Plan during 1999, 1998 and 1997 are summarized as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                                SHARES     OPTION PRICE
                                                              ----------   ------------
Outstanding at 1/1/97.......................................   1,169,497      $5.16
  Granted...................................................   1,221,015       8.72
  Exercised.................................................    (257,843)      5.03
  Forfeited.................................................     (81,884)      5.37
                                                              ----------
Outstanding at 12/31/97.....................................   2,050,785       7.29
  Granted...................................................   2,362,643       3.62
  Exercised.................................................          --         --
  Forfeited.................................................  (1,723,282)      7.39
                                                              ----------
Outstanding at 12/31/98.....................................   2,690,146       3.98
  Granted...................................................   1,712,064       6.63
  Exercised.................................................    (760,757)      4.48
  Forfeited.................................................    (286,439)      4.98
                                                              ----------
Outstanding at 12/31/99.....................................   3,355,014      $5.12
                                                              ==========

                            DIGITAL LIGHTWAVE, INC.

     The following table summarizes information about stock options outstanding to employees and directors at December 31, 1999:

                                                   NUMBER         WEIGHTED         NUMBER
                                                 OUTSTANDING       AVERAGE       EXERCISABLE
                                                     AT           REMAINING          AT
EXERCISE PRICE PER SHARE                      DECEMBER 31, 1999     LIFE      DECEMBER 31, 1999
------------------------                      -----------------   ---------   -----------------
$ 2.3130....................................        500,000         5.00                 0
  2.3750....................................            750         4.99               250
  2.4375....................................            690         4.99               230
  2.5630....................................        399,997         4.88           116,341
  2.7500....................................            630         5.26                 0
  3.0310....................................        144,726         5.25             5,650
  3.0312....................................          4,350         5.24                 0
  3.0625....................................            750         5.24                 0
  3.2500....................................            900         5.23                 0
  3.4380....................................         15,334         5.59                 0
  3.6250....................................          3,000         5.15                 0
  3.6875....................................          3,000         5.13                 0
  3.8125....................................          4,440         5.16                 0
  3.8438....................................          1,140         5.32                 0
  3.9375....................................            690         5.34                 0
  4.0625....................................          3,000         5.36                 0
  4.0938....................................            600         5.13                 0
  4.1250....................................         21,000         5.36                 0
  4.4375....................................        235,484         4.38            75,083
  4.6875....................................        410,168         4.23            62,674
  5.0000....................................          5,567         2.18             5,567
  5.2500....................................        142,779         3.69            56,323
  5.6875....................................        661,300         5.22            44,000
  5.8750....................................         22,370         5.49                 0
  6.0000....................................          4,380         5.60                 0
  6.1250....................................          1,890         5.62                 0
  6.2500....................................          1,650         5.61                 0
  6.6875....................................          1,400         5.44                 0
  6.8125....................................          1,650         5.39                 0
  6.8750....................................        613,000         5.59                 0
  6.9375....................................          1,800         5.67                 0
  7.0000....................................            749         5.59                 0
  7.1250....................................          6,250         5.65                 0
  7.2500....................................         15,686         5.98             3,332
  7.5000....................................            500         5.72                 0
  7.6250....................................         50,000         5.78                 0
  7.8125....................................          1,950         5.68                 0
  8.2500....................................            749         5.56                 0
  9.0000....................................         25,000         6.10            16,666
 13.1250....................................          8,930         3.78             5,950
 14.6250....................................            687         5.82                 0
 19.2500....................................          1,770         5.84                 0
 30.8750....................................          4,800         5.87                 0

                            DIGITAL LIGHTWAVE, INC.

                                                   NUMBER         WEIGHTED         NUMBER
                                                 OUTSTANDING       AVERAGE       EXERCISABLE
                                                     AT           REMAINING          AT
EXERCISE PRICE PER SHARE                      DECEMBER 31, 1999     LIFE      DECEMBER 31, 1999
------------------------                      -----------------   ---------   -----------------
 33.6250....................................          2,460         5.85                 0
 33.9375....................................            749         5.86                 0
 43.2500....................................         20,000         5.97                 0
 45.3750....................................            749         5.94                 0
 46.3750....................................          2,190         5.93                 0
 49.0000....................................          1,140         5.94                 0
$62.3750....................................          2,220         5.99                 0
                                                  ---------                        -------
          Total.............................      3,355,014                        392,066
                                                  =========                        =======

     Generally, options issued vest in one-third increments over a three year period, with the exception of certain option agreements which provide for various vesting schedules throughout the same three-year vesting period or options allowing vesting acceleration based on certain performance milestones. If the performance milestones are not met, the options vest 5 1/2 years after issue. Option agreements generally expire six years from date of issue if not exercised. Unvested options are generally forfeited upon termination of employment with the Company. Total shares exercisable were 392,066, 385,933 and 421,566 as of December 31, 1999, 1998 and 1997, respectively.

     In 1995, the Financial Accounting Standards Board issued FAS 123, "Accounting for Stock -- Based Compensation" ("FAS 123"), effective for fiscal years beginning after December 15, 1995. The Company continues to apply the prior accounting rules under "APB No. 25, Accounting for Stock Issued to Employees," in recognizing expense for stock-based compensation, and therefore, no compensation expense has been recognized for the stock options granted under the Option Plan. Had compensation cost for the Company's stock options granted been determined based on the Black-Scholes option pricing model at the date of grant, consistent with the method of FAS 123, the Company's net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts shown below:

                                                            1999       1998      1997
                                                           -------   --------   -------
                                                                  (IN THOUSANDS)
Pro forma net income (loss):
  As reported............................................  $ 4,953   $(29,825)  $(6,690)
  As adjusted (unaudited)................................   (2,704)   (35,502)   (8,769)
Pro forma basic income (loss) per share:
  As reported............................................  $  0.18   $  (1.13)  $ (0.25)
  As adjusted (unaudited)................................    (0.10)     (1.34)    (0.34)

     No options were granted prior to 1996.

     These pro forma amounts were determined using the Black-Scholes valuation model with the following key assumptions: (a) a discount rate of 5.61%, 4.86%, and 5.84% for December 31, 1999, 1998 and 1997, respectively; (b) a volatility factor based upon averaging the week ending price for Digital Lightwave and comparable public companies for periods matching the terms of the options granted; (c) an average expected option life of 4.0, 4.0 and 4.2 years for December 31, 1999, 1998 and 1997, respectively; (d) there have been no options that have expired; and (e) no payment of dividends.

EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1997 Employee Stock Purchase Plan became effective on August 25, 1997 in order to provide employees with the opportunity to purchase shares of the Company's Common Stock. An aggregate of

                            DIGITAL LIGHTWAVE, INC.

300,000 shares of the Company's Common Stock was reserved for issuance under the Plan. At December 31, 1999 a total of 172,042 shares had been purchased by employees participating in the plan at a weighted average price per share of $3.29.

SUBSCRIPTION AGREEMENTS

     During 1995, the Company entered into subscription agreements (the Agreements) with certain noteholders for the issuance of an aggregate of 782,898 shares of common stock for the surrender of the outstanding balance on the notes (excluding certain accrued interest) of an aggregate of $4,074,000. Pursuant to the Agreements, the Company issued warrants to purchase 1,050,000 and 18,747 shares of common stock at an exercise price of $5.00 and $9.00 per share, respectively. The warrants expire on the earlier of: (i) three years from their respective dates of issuance; (ii) thirty (30) days following the filing of a registration statement for an underwritten initial public offering of the common stock of the Company; or (iii) a change of control of the Company. During the year ended December 31, 1996, 1,050,000 and 1,667 shares of Common Stock were issued upon the exercise of warrants at a price of $5.00 and $9.00 per share, respectively. The remaining 17,080 warrants expired in connection with the initial public offering. (See Note 13 -- Initial Public Offering). On May 29, 1996, the Company entered into a subscription agreement with an institutional investor for the issuance of 66,667 shares of common stock at a price of $18.00 per share. In the event that on or before May 23, 1997 the Company completed an Initial Public Offering of its Common Stock, then the price of the shares would be adjusted by: (i) payment by the stockholder to the Company in the amount equal to the excess, if any, over $18.00 per share of the price to the public per share times 75% (the 75% price), or by (ii) a payment by the Company to the stockholder equal to the excess, if any, of $18.00 per share over the 75% price. The Company recorded a liability of $400,000 as of December 31, 1996, based upon management's estimate of the expected payment to the institutional investor. In February 1997 the Company completed its Initial Public Offering at a price of $12.00 per share. Accordingly, the Company has made payment to the institutional investor as required by the terms of the subscription agreement.

WARRANTS

     As described in Note 6 -- Notes Payable, on March 31, 1999, the Company entered into a financing agreement with certain investors pursuant to which the Company agreed to issue $3.0 million of 9% Secured Bridge Notes due January 17, 2000. In connection with the financing agreement, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants. The warrants had a term of five years from the date of issuance. The Company agreed to register the warrants and the common stock issuable upon exercise thereof under the Securities Act of 1933.

11. DEFINED CONTRIBUTION PLAN

     During 1997, the Company implemented a defined contribution plan which qualifies under IRC section 401(k). All full-time employees are eligible to participate in the plan after three months of service with the Company. Employees may contribute up to 15% of their salary to the plan, subject to certain Internal Revenue Service limitations. The Company matches the first 6% of such voluntary contributions at 50% of the amount contributed by the employee. The Company does not make unmatched contributions. For the years ended December 31, 1999, 1998 and 1997, total Company contributions to the plan were approximately $206,000, $141,000 and $27,000, respectively.

                            DIGITAL LIGHTWAVE, INC.

12. SIGNIFICANT CUSTOMERS

     For the year ended December 31, 1999, the Company's two largest customers accounted for approximately 39% of total revenues, with Telogy and Technology Rental Services ("TRS", formerly, Newcourt Financial) accounting for approximately 21% and 18% of total sales, respectively. Both Telogy and TRS purchase our products for lease to end users in the telecommunications industry. The Company believes that a significant portion of the equipment purchased by Telogy and TRS is deployed at Nortel Networks. For the year ended December 31, 1998, the Company's four largest customers accounted for approximately 57% of total revenues, with Qwest, MCI WorldCom, Tellabs, and GTE accounting for approximately 17%, 16%, 13%, and 11% of total sales, respectively. For the year ended December 31, 1997, sales to the Company's five largest customers comprised 69% of its total revenues, with WorldCom, Inc. (prior to its acquisition of MCI Communications Corporation) and its subsidiaries accounting for 42% of total sales. No other customers accounted for sales of 10% or more during such periods. Some of the customers highlighted in years prior to 1999 as accounting for more than 10% continued to purchase at similar dollar levels in 1999 although those levels did not surpass the 10% threshold. There can be no assurance that these buying patterns will continue.

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

15. LEGAL PROCEEDINGS

     As of April 9, 1998, 23 class action complaints (which were subsequently consolidated into a single action) for violations of the Federal Securities Laws during certain periods in 1997 and 1998 had been filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of the Company's Common Stock. The complaints named as defendants the Company, Bryan J. Zwan, the Company's director and former Chairman, Steven H. Grant, the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary, and other former corporate officers. The complaints allege that the Company and certain officers during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of the Company's Common Stock.

     On July 23, 1998, the Company entered into a memorandum of understanding for the settlement of these class action complaints. In late October 1998, a Stipulation of Settlement was filed with the court and on December 21, 1998, the court preliminarily approved the settlement. The settlement consists of $4.3 million in cash, to be paid to plaintiffs primarily by a claim on the Company's directors and officers liability insurance policy, and the issuance of up to 1.8 million shares of Common Stock. The Company recorded a one-time charge of $8.5 million during 1998 as a result of the settlement. On April 30, 1999, the court entered a final judgment approving the settlement of the actions. The final order was subject to appeal. On July 21, 1999, the Company issued 289,350 shares of Common Stock in partial satisfaction of the total shares required under this

                            DIGITAL LIGHTWAVE, INC.

settlement. Those shares were not to be distributed, sold or hypothecated until after the appeal of the settlement, discussed below, is fully resolved.

     On May 20, 1999, Charles Chalmers, a lead plaintiff and class representative in the class action suit, filed a notice of appeal of the final judgment with the Eleventh Circuit Court of Appeals. (See Note 17 -- Subsequent Events).

     On August 5, 1999, as a complete settlement of an investigation of the Company being conducted by the U.S. Securities and Exchange Commission relating to the circumstances underlying the restatement of the Company's financial results, the Company agreed voluntarily to consent to the entry of a permanent injunction enjoining it from violations of Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20 and 13a-13 thereunder. (See Note 17 -- Subsequent Events).

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

     On November 23, 1999, Seth P. Joseph, a former officer of Digital Lightwave, filed a demand for arbitration against the Company. While the exact scope and nature of Mr. Joseph's claims are unclear at this time, according to his demand, he is alleging breach of his employment agreement, violation of the Florida Whistleblower statue and breach of an indemnification agreement and the Company's company bylaws. As a relief, Mr. Joseph seeks $500,000, attorney fees, interest and stock options exercisable for 656,666 shares of the Company's common stock. On December 17, 1999, the Company filed its answer denying Mr. Joseph's allegations and alleging multiple affirmative defenses, the Company intends to vigorously oppose Mr. Joseph's claim. However, there can be no assurance that the Company will succeed in defending this action.

     The Company from time to time is involved in lawsuits and actions by third parties arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses

                            DIGITAL LIGHTWAVE, INC.

and/or provided adequate accruals for related costs. The Company is not aware of any additional litigation, claims or assessments that were pending that could have a material adverse effect on the Company's business, financial condition and results of operations.

16. OTHER MATTERS

     On October 14, 1999, the Company and Dr. Bryan J. Zwan, the Company's majority stockholder and a director, entered into an agreement which provides that (i) the size of the Board of Directors ("Board") will be increased from four to five members, (ii) two new outside directors will be appointed to the Board upon the approval of Dr. Zwan and a majority of the current Board and one current outside director will step down, (iii) the newly formed Board will stay in place at least until the Company's annual meeting in 2001 and (iv) the Company will enter into arrangements containing certain provisions with respect to change of control, severance and non-compete with current senior management.

17. SUBSEQUENT EVENTS

     On February 26, 2000, Dr. Bryan J. Zwan repaid his loan outstanding in full, including accrued interest of approximately $10,000.

     On March 16, 2000 all parts of the appeal of the securities class action that pertain to the Company were dismissed by the Eleventh Circuit. The District Court's judgment approving settlement of the securities class actions is now final.

     On March 29, 2000, the Company's settlement with the U.S. Securities and Exchange Commission (Commission) was filed with the U.S. District Court for the Middle District of Florida. The Company consented to the entry of a permanent injunction enjoining it from violations of various sections of the Securities Exchange Act of 1934. Concurrently, the Commission filed a complaint in the District Court against Dr. Zwan, a director and former Chairman and Chief Executive Officer of the Company, alleging violations of various sections of the Securities Act of 1933 and 1934, and that he aided and abetted the Company's alleged violations of the Exchange Act. In addition, the Commission concurrently settled administrative proceedings against Steven H. Grant, the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary, and two other former officers of the Company. Mr. Grant, without admitting or denying the Commission's findings, consented to the entry of an order that he cease and desist from committing or causing any violation or future violation of various sections of the Exchange Act.

18. QUARTERLY OPERATING RESULTS (UNAUDITED)

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

                                                                   QUARTER ENDED
                                              --------------------------------------------------------
                                               MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                 1999          1999           1999            1999
                                              -----------   -----------   -------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales.......................................  $     8,112   $    10,728    $    14,162    $    17,471
Gross Profit................................        4,926         7,036          9,311         11,769
Operating income (loss).....................       (1,679)           36          2,652          3,864

                            DIGITAL LIGHTWAVE, INC.

                                                                   QUARTER ENDED
                                              --------------------------------------------------------
                                               MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                 1999          1999           1999            1999
                                              -----------   -----------   -------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)...........................       (1,634)           65          2,641          3,879
Basic income (loss) per share(1)............         (.06)          .00            .10            .14
Diluted income (loss) per share(1)..........          n/a           .00            .09            .13
Weighted average shares outstanding.........   26,539,760    26,563,964     26,863,115     27,257,303
Weighted average shares and equivalents
  outstanding...............................   26,914,618    27,423,386     28,590,833     30,877,372

                                                                   QUARTER ENDED
                                              --------------------------------------------------------
                                               MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                 1998          1998           1998            1998
                                              -----------   -----------   -------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales.......................................  $     5,432   $     3,517    $     6,915    $     8,327
Gross Profit................................        3,329         2,183          4,295          5,165
Operating loss..............................       (4,839)      (14,747)        (4,617)        (6,264)
Net loss....................................       (4,560)      (14,580)        (4,515)        (6,169)
Loss per share(1)...........................         (.17)         (.55)          (.17)          (.23)
Weighted average shares outstanding.........   26,441,775    26,461,151     26,484,670     26,512,397

---------------

(1) Earnings per share were calculated for each three month and twelve month period on a stand-alone basis. Earnings per share for the quarter ended March 31, 1999 and each quarter in 1998 does not include the impact of common stock equivalents as it would be anti-dilutive.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company and their ages as of the date of this report are as follows:

NAME                                         AGE                    POSITION
----                                         ---                    --------
Gerry Chastelet............................  53    Chairman, President and Chief Executive
                                                   Officer
Steven H. Grant............................  40    Executive Vice President, Finance, Chief
                                                     Financial Officer and Secretary
George Matz................................  50    Executive Vice President, Global Sales
Ali Haider.................................  49    Executive Vice President, Engineering
Joe Fuchs..................................  49    Vice President, Quality Management
Dr. Bryan J. Zwan..........................  51    Director
Dr. William F. Hamilton(1)(2)(3)...........  60    Director
William Seifert(1)(2)(3)...................  50    Director

---------------

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating Committee

     Following is a description of the background of each of the Company's executive officers and directors:

     Mr. Chastelet joined Digital Lightwave on December 31, 1998 as President and Chief Executive Officer, and was named Chairman of the Board in July 1999. Prior to joining the Company, Mr. Chastelet served as President, Chief Executive Officer and a director of Wandel & Goltermann Technologies, Inc., a global supplier of communications test and measurement equipment, from December 1995 to October 1998. From June 1993 to November 1995, he served as Vice President Sales, Marketing and Service-Americas and Asia Pacific for Network Systems Corporation, a supplier of channel-attached communications solutions for large mainframe computers. From 1989 to 1993, he was Vice President Sales, Marketing and Service for Infotron/ Gandalf Systems Corporation. Mr. Chastelet serves as a director of Wave Rider Communications, Inc. and Technology Research Corporation. Mr. Chastelet holds a degree in Electronics Engineering from Devry Institute of Technology and is a graduate of the University of Toronto Executive MBA Program.

     Mr. Grant currently serves as Executive Vice President, Finance, Chief Financial Officer and Secretary and joined the Company in September 1997. Prior to joining the Company, Mr. Grant served as Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary at Precision Systems Inc. from July 1996 through September 1997. Mr. Grant also served as Executive Vice President, Chief Financial/ Administrative Officer and Treasurer for Silver King Communications Inc. from December 1992 through July 1996, and as Director of Corporate Finance, Investor Relations and Assistant Treasurer at Home Shopping Network from February 1989 through December 1992. Mr. Grant holds a Bachelor's Degree in Accounting from the University of Alabama and holds an MBA in Finance from the University of South Florida. On March 29, 2000, Mr. Grant settled administrative proceedings with the Securities and Exchange Commission. Mr. Grant, without admitting or denying the Commission's findings, consented to the entry of an order that he cease and desist from committing or causing any violation or future violation of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20 and 13a-13 thereunder.

     Mr. Matz currently serves as Executive Vice President, Global Sales and joined the Company in May 1998. Prior to joining the Company, Mr. Matz served as Vice President of Global Sales at Boston Technology, Inc., a supplier of systems, software and services to telecommunications companies, from December 1995 to May 1998. From August 1994 to December 1995, Mr. Matz served as Executive Director of Global Sales at

Dale, Gesek, McWilliams and Sheridan, Inc., an international supplier of telecommunications products and services. From March 1990 to August 1994, Mr. Matz served as Director of North American Sales at Summa Four, Inc. Mr. Matz holds a B.S. degree from Wilkes University.

     Mr. Haider currently serves as Executive Vice President, Engineering and joined the Company in September 1997. Prior to joining the Company, Mr. Haider was a Director, Technical Support Center at AT&T/Paradyne Corporation from May 1996 to September 1997, Director, Engineering from May 1991 to May 1996, and Engineering Manager from July 1984 through May 1991. Mr. Haider holds a Masters Degree in Electrical Engineering from the University of Houston, a B.S. in Electrical Engineering from the University of Engineering and Technology, Lahore, Pakistan, and a B.S. in Physics and Math from Gordon College, University of Punjab.

     Mr. Fuchs currently serves as Vice President, Quality Management and joined the Company in January 1997. Prior to joining the Company, Mr. Fuchs was a System Test Lead and Project Manager at AT&T/ Paradyne from May 1992 through December 1996. Mr. Fuchs also worked at AT&T Bell Laboratories as a member of technical staff in the Transmission Center and the Quality Assurances Center from 1981 though 1992. Mr. Fuchs holds a B.S. in Electrical Engineering from the Pratt Institute and a M.S. in Electrical Engineering from Columbia University.

     Dr. Zwan, a director of Digital Lightwave since its inception, founded the Company in October 1990 and has served as Chairman of the Board from its inception until July 1999. In addition, Dr. Zwan served as the Company's Chief Executive Officer from the Company's inception until December 1998 and served as its President from inception until March 1996 and from October 1996 until December 1998. From 1987 to 1991, Dr. Zwan was Chief Executive Officer of Digital Photonics, Inc. ("DPI"), a SONET multiplexer manufacturer which he founded in 1987. DPI was purchased in December 1990 by Digital Transmission Systems, Inc., a manufacturer of digital cross-connect equipment and DS1 modems. From 1985 to 1987, Dr. Zwan was Vice President, Optical Products at DSC Communications Corporation, a global provider of telecommunication transmission, cross-connect and network access equipment. Dr. Zwan was a member of the Research Facility Staff at the Massachusetts Institute of Technology for two years, and holds a Ph.D. in Space Physics from Rice University and B.S. degrees in Physics and Chemistry from the University of Houston.

     Dr. Hamilton has served as a Director since 1997. He is the Landau Professor of Management and Technology at the Wharton School of the University of Pennsylvania and has been a professor at the University of Pennsylvania since July 1967. He is also a director of the following public companies: Hunt Manufacturing Co., Marlton Technologies, Inc. and Neose Technologies, Inc.

     Mr. Seifert has served as a Director since 1997. He is currently a General Partner at Prism Venture Partners of Westwood, Massachusetts. From 1991 to 1997, he served as Chief Executive Officer of Agile Networks, Inc., a wholly owned subsidiary of Lucent Technologies, Inc. from 1991 to 1997. Prior to founding Agile Networks, Inc. in 1991, Mr. Seifert was also a founder of Wellfleet Communications, now Bay Networks. Mr. Seifert serves as a director of DSL.net, a provider of digital subscriber services.

BOARD OF DIRECTORS

     Our Bylaws provide that the board can fix the authorized number of directors from time to time between one and nine. The Board currently consists of four (4) members, Messrs. Chastelet, Zwan, Hamilton and Seifert. Each director serves for a one year term or until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

     On October 14, 1999, the Company and Dr. Bryan J. Zwan, the Company's majority stockholder and a director, entered into an agreement which provides that (i) the size of the Board of Directors ("Board") will be increased from four to five members, (ii) two new outside directors will be appointed to the Board upon the approval of Dr. Zwan and a majority of the current Board and one current outside director will resign, and (iii) the newly formed Board will serve at least until the Company's annual meeting in 2001.

EXECUTIVE OFFICERS

     Digital Lightwave's executive officers are elected by the Board of Directors on an annual basis and serve until the next annual meeting of the Board of Directors or until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

BOARD COMMITTEES

     The Board of Directors of Digital Lightwave has established an audit committee, a compensation committee and a nominating committee. The audit committee, composed of Messrs. Hamilton and Seifert, is responsible for reviewing financial statements, accounting and financial policies and internal controls and reviewing the scope of the independent auditor's activities and fees. The compensation committee, composed of Messrs. Hamilton and Seifert, is responsible for reviewing and approving, within its authority, compensation, benefits, training and other human resource policies. In 1999, the Board formed a nominating committee to select nominees to the Board of Directors. The nominating committee consists of Messrs. Hamilton and Seifert.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten (10) percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by regulations of the SEC to furnish the Company with copies of all Section 16(a) forms that they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, the Company's officers, directors and greater than ten percent stockholders complied with all applicable Section 16(a) filing requirements, except that Dr. Zwan inadvertently failed to file a Form 4 for one transaction in March 1999. Dr. Zwan filed a Form 5 reporting the transaction in February, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table shows, for the year ended December 31, 1999, the cash and other compensation awarded to those individuals who served as Chief Executive Officer during 1999 and each other executive officer who earned in excess of $100,000 for all services in all capacities (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM COMPENSATION
                                                                          ----------------------------
                                           ANNUAL COMPENSATION                 RESTRICTED AWARDS           PAYOUTS
                                    ----------------------------------    ----------------------------   ------------
                                                          OTHER ANNUAL    STOCK    OPTIONS/     LTIP      ALL OTHER
                                     SALARY     BONUS     COMPENSATION    AWARDS     SARS      PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR     ($)        ($)          ($)          ($)       ($)         ($)         ($)
---------------------------  ----   --------   --------   ------------    ------   --------    -------   ------------
Gerry Chastelet............  1999   $256,566   $100,000    $2,924,065(1)   --      225,000       --        $24,500(2)(3)
  Chairman of the Board      1998      1,060         --            --      --      600,000       --             --
  President and Chief        1997         --         --            --      --           --       --             --
  Executive Officer
Steven H. Grant............  1999    201,541         --     1,890,312(1)   --      100,000       --          5,000(2)
  Executive Vice President,  1998    193,333     40,000            --      --      200,000       --          1,800(2)
  Finance, Chief Financial   1997     40,615         --            --      --       75,000(4)    --            500(2)
  Officer and Secretary
George Matz................  1999    208,822     95,000     2,018,835(1)   --      102,500       --         17,000(2)(3)
  Executive Vice President,  1998    148,415     50,000            --      --      300,000       --          8,000(3)
  Global Sales               1997         --         --            --      --           --       --             --

                                                                             LONG-TERM COMPENSATION
                                                                          ----------------------------
                                           ANNUAL COMPENSATION                 RESTRICTED AWARDS           PAYOUTS
                                    ----------------------------------    ----------------------------   ------------
                                                          OTHER ANNUAL    STOCK    OPTIONS/     LTIP      ALL OTHER
                                     SALARY     BONUS     COMPENSATION    AWARDS     SARS      PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR     ($)        ($)          ($)          ($)       ($)         ($)         ($)
---------------------------  ----   --------   --------   ------------    ------   --------    -------   ------------
Ali Haider.................  1999    174,253         --       646,400(1)   --      142,500       --          2,125(2)
  Executive Vice President,  1998    149,443     22,275            --      --       48,000       --          1,963(2)
  Engineering                1997     34,788     25,000            --      --       33,000(4)    --             --
Joe Fuchs..................  1999    146,245     10,000       269,556(1)   --       50,000       --             45(2)
  Vice President,            1998    117,878         --            --      --       30,000       --             --
  Quality Management         1997     86,018      1,000            --      --       10,000(4)    --             --

---------------

(1) Reflects proceeds from stock options exercised, gross of income taxes.
(2) Reflects 401(k) matching contributions.
(3) Reflects automobile allowance.
(4) Represents options which were cancelled and reissued in 1998 and which are included in the 1998 grants list in this table.

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

     As of December 31, 1999, the Company had outstanding options under the Option Plan totaling 3,355,014 shares of common stock of which 392,066 shares were exercisable.

     The following table sets forth information concerning stock options awarded to each of the Named Executive Officers during 1999. All such options were awarded under the Option Plan.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                           POTENTIAL
                                                                                       REALIZABLE VALUE
                                                % OF TOTAL                             AT ASSUMED ANNUAL
                                                 OPTIONS                                RATES OF STOCK
                                     SHARES     GRANTED TO                            PRICE APPRECIATION
                                   UNDERLYING   EMPLOYEES     EXERCISE                FOR OPTION TERM(1)
                                    OPTIONS     IN FISCAL      PRICE     EXPIRATION   -------------------
DATE                                GRANTED        YEAR        ($/SH)       DATE         5%        10%
----                               ----------   ----------    --------   ----------   --------   --------
Gerry Chastelet..................    75,000        3.36%      $5.6875     06/02/05    $145,072   $329,119
                                    150,000        6.73        6.8750     08/03/05     350,724    795,672
Steven H. Grant..................    50,000        2.24        5.6875     06/02/05      96,715    219,413
                                     50,000        2.24        6.8750     08/03/05     116,908    265,224
George Matz......................     2,500        0.11        3.0310     03/31/05       1,636      4,602
                                     50,000        2.24        5.6875     06/02/05      96,715    219,413
                                     50,000        2.24        6.8750     08/03/05     116,908    265,224
Ali Haider.......................    29,500        1.32        3.0310     03/31/05      19,301     54,303
                                     40,000        1.80        5.6875     06/02/05      77,372    175,530
                                     50,000        2.24        6.8750     08/03/05     116,908    265,224
                                     23,000        1.03        3.3480     08/04/05      26,449     62,340
Joe Fuchs........................    30,000        1.35        5.6875     06/02/05      58,029    131,648
                                     20,000        0.90        6.8750     08/03/05      46,763    106,090

---------------

(1) Potential realizable value is based on the assumption that the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These numbers are calculated based on the requirements of the SEC and do not reflect the Company's estimate of future price growth.

     The following table sets forth certain information regarding options to purchase shares of Common stock held as of December 31, 1999 by each of the Named Executive Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                                                                                              VALUE OF
                                                             NUMBER OF                      UNEXERCISED
                                                            UNEXERCISED                 IN-THE-MONEY OPTIONS
                         SHARES                         OPTIONS AT FY-END(#)              AT FY-END($)(1)
                       ACQUIRED ON      VALUE      ------------------------------   ----------------------------
                       EXERCISE(#)   REALIZED($)    EXERCISABLE     UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
                       -----------   -----------   -------------    -------------   -----------    -------------
Gerry Chastelet......    100,000     $2,924,065           --           725,000              --      $43,785,688
Steven H. Grant......     65,000      1,890,312       35,000           200,000       2,075,938       11,703,125
George Matz..........     75,000      2,018,835       75,000           252,500       4,467,188       14,858,673
Ali Haider...........     23,666        646,400           --           166,834              --        9,835,238
Joe Fuchs............     13,332        269,556        5,000            71,668         302,706        4,190,285

---------------

(1) Values shown in these columns reflect the difference between the closing price of $64.00 on December 31, 1999 and the exercise price of the options and does not include the federal and state taxes due upon exercise.

STOCK PURCHASE PLAN

     On August 25, 1997, the Board approved the Stock Purchase Plan whereby 300,000 shares of Common Stock were reserved for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. The Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and permits eligible employees to purchase shares of Common Stock at a discount through payroll deductions during specified three-month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year or 1,500 shares of Common Stock in any one offering period. The Stock Purchase Plan is administered by an Administrative Committee appointed by the Board and provides generally that the purchase price must not be less than 85% of the fair market value of the Common Stock on the first or last day of the offering period, whichever is lower. As of March 30, 2000, 176,428 shares have been purchased under the Stock Purchase Plan.

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

     On October 18, 1999, the Company entered into an addendum to the existing employment agreements with Messrs. Chastelet, Grant, Matz and Haider. Each agreement contains non-compete clause that is more restrictive than any provision previously applicable to such executives. The addenda also provide for severance payments of up to two years of base salary and bonus and acceleration of all stock options following an involuntary termination upon a change of control.

SECTION 401(K) PLAN

     In 1997, the Company adopted a 401(k) Salary Savings Plan (the "401(k) Plan") covering the Company's full-time employees located in the United States. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($10,000 in 1999) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants in the 401(k) Plan. Currently, the Company matches the first 6% of such voluntary contributions at 50% of the amount contributed by the employee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In 1999, the compensation committee of the Board consisted of Messrs. Hamilton and Seifert. No executive officer of the Company served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during 1999. Additionally, no member of the Compensation Committee is currently or was formally an officer or employee of the Company.

COMPENSATION OF DIRECTORS

     Directors of the Company who are not officers or employees of the Company receive an annual fee of $10,000. Directors are also reimbursed for travel and other expenses relating to attendance at meetings of the Board or committees.

     Under the Option Plan, non-employee directors are also eligible to receive stock options in consideration for their services. Each non-employee director receives and option for 25,000 shares of common stock upon joining the Board of Directors and receives an option for 10,000 shares of common stock upon each annual meeting thereafter. During 1999, each non-employee director received an option for 10,000 shares of common stock as a result of the 1999 Annual Meeting of Stockholders. During 1999, Mr. Hamilton exercised 10,000 shares of common stock resulting in proceeds of $271,250. Mr. Seifert exercised 30,000 shares of common stock resulting in proceeds of $727,082.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 29, 2000 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) all of the executive officers including executive officers named in the Summary Compensation Table (the "Named Executive Officers"), and (iv) all directors and executive officers of the Company as a group. To the knowledge of the Company, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law, and such persons may be contacted at 15550 Lightwave Drive, Clearwater, Florida 33760.

                                                              SHARES BENEFICIALLY
                                                                    OWNED(1)
                                                              --------------------
NAME                                                            NUMBER     PERCENT
----                                                          ----------   -------
Bryan J. Zwan(2)(3).........................................  18,441,750    63.7%
HBH Assets, Ltd.(4).........................................   2,000,000     6.9%
Gerry Chastelet(5)..........................................      13,030     *
Steven H. Grant(6)..........................................      70,707     *
George Matz(7)..............................................      83,833     *
Ali Haider(8)...............................................      11,017     *
Joe Fuchs(9)................................................       8,333     *
William F. Hamilton(10).....................................      33,333     *
William M. Seifert(11)......................................       3,333     *
All executive officers and directors as a group (8) persons
  (12)......................................................  18,665,336

---------------

  *  Less than one percent

 (1) Based on 28,941,136 shares of Common Stock outstanding as of March 29, 2000. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 29, 2000 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
 (2) Includes 2,000,000 shares for which an option has been granted to Hugh Brian Haney, pursuant to a litigation settlement and 16,441,750 shares held directly by Bryan J. Zwan or through affiliates controlled by Dr. Zwan, principally, ZG Nevada, Inc. and ZG Nevada, LLP.
 (3) Includes 3,365,000 shares which are subject to forward sales agreements and pledge agreements with CSFB SAILS Corporation.
 (4) Represents 2,000,000 shares for which an option has been granted by Bryan
     J. Zwan to Hugh Brian Haney, pursuant to a litigation settlement. Mr. Haney assigned the option to HBH Assets, Ltd., whose address is P.O. Box 09770, Columbus, Ohio 43209-0770.
 (5) Consists of 4,280 shares of Common Stock and 8,750 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 29, 2000.
 (6) Consists of 10,874 shares of common stock and 59,833 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 29, 2000.
 (7) Consists of 83,833 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 29, 2000.
 (8) Consists of 11,017 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 29, 2000.

 (9) Consists of 8,333 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 29, 2000.
(10) Consists of 33,333 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 29, 2000.
(11) Consists of 3,333 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 29, 2000.
(12) Consists of 18,456,904 shares of Common Stock and 208,432 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 29, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 15, 1998, the Company loaned $100,000 to Dr. Zwan, the Company's then Chairman of the Board. The loan had a simple interest rate of 9% per annum, was evidenced by an unsecured promissory note and was due December 14, 1999. On February 23, 2000, the loan was paid in full, including accrued interest of approximately $10,000. In accordance with the Company's policy on related party transactions, the loan was approved by the independent members of the audit committee of the Board of Directors.

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
              Company and Orix Hogan-Burt Pinellas Venture.

    10.12(3)        -- First Lease Amendment, dated September 25, 1997, between the Company and Monmouth/ Atlantic Realty
                      Associates L.P.
    10.13(3)        -- Second Lease Amendment, dated February 23, 1998, between the Company and Monmouth/ Atlantic Realty
                      Associates L.P.
    10.14(3)        -- Executive Employment Agreement, dated February 27, 1998, between the Company and Steven H. Grant.
    10.15(4)        -- Accounts Receivable Agreement dated December 28, 1998 between the Company and Bankers Capital.
    10.16(4)        -- Stock Option Agreement dated November 13, 1998 among the Company, Dr. Brian J. Zwan and Hugh Brian
                      Haney.
    10.17(4)        -- Mutual General Release dated November 13, 1998, by and among Hugh Brian Haney, Great American Fun
                      Corp., Great American Fun (HK) Ltd., Dr. Bryan J. Zwan, the Company and Logical Magic, Inc.
    10.18(4)        -- Settlement Agreement dated November 13, 1998 by and among Hugh Brian Haney, Dr. Bryan J. Zwan and the
                      Company.
    10.19(4)        -- Letter Agreement dated as of December 31, 1998 between the Company and Gerry Chastelet.
    10.20(4)        -- Letter Agreement dated April 13, 1998 and addendum thereto dated February 9, 1999 between the Company and George J. Matz.
    10.21(4)        -- Form of Stock Purchase Agreement, dated March 31, 1999, between the Company and certain Purchasers, with exhibits thereto.
    10.22(4)        -- Letter of Commitment between the Company and Emergent Asset Based Lending, L.L.C. d/b/a Emergent
                      Business Capital, dated March 31, 1999.
    10.23(4)        -- Letter Agreement dated as of September 8, 1997 between the Company and Ali Haider as amended and supplemented by the Letter Agreements dated July 27, 1998 and August 4, 1998.
    10.24         --  Form of Addenda to Employment Agreements of certain employees dated October 18, 1999
    21.01(4)        -- Subsidiaries of the Registrant
    23.01         --  Consent of PricewaterhouseCoopers LLP
    24.01         --  Power of Attorney (included on the signature page to this Report)
    27.01         --  Financial Data Schedule

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

(4) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGITAL LIGHTWAVE, INC.

                                          By: /s/ GERRY CHASTELET
                                            ------------------------------------
                                            Chairman of the Board,
                                            President and Chief Executive
                                              Officer

Date: March 30, 2000

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

                       NAME                                        TITLE                     DATE
                       ----                                        -----                     ----

                /s/ GERRY CHASTELET                  Chairman of the Board, President   March 30, 2000
---------------------------------------------------  andChief Executive
                  Gerry Chastelet                    Officer(Principal Executive
                                                     Officer)

                /s/ STEVEN H. GRANT                  Executive Vice President,          March 30, 2000
---------------------------------------------------  FinanceChief Financial Officer
                  Steven H. Grant                    and Secretary(Principal Financial
                                                     Officer)

                 /s/ BRYAN J. ZWAN                   Director                           March 30, 2000
---------------------------------------------------
                   Bryan J. Zwan

              /s/ WILLIAM F. HAMILTON                Director                           March 30, 2000
---------------------------------------------------
                William F. Hamilton

                /s/ WILLIAM SEIFERT                  Director                           March 30, 2000
---------------------------------------------------
                  William Seifert

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Digital Lightwave, Inc.:

     Our report on the consolidated financial statements of Digital Lightwave, Inc. is included on page 34 of this Form 10-K. In connection with our audit of such consolidated financial statements, we have also audited the related financial statement schedule as of December 31, 1998 and 1999, and for the years then ended listed in the index on page 67 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          PricewaterhouseCoopers LLP

Tampa, Florida
January 31, 2000

                            DIGITAL LIGHTWAVE, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                              DOLLARS IN THOUSANDS

------------------------------------------------------------------------------------------------------------
                  COL. A                       COL. B              COL. C               COL. D      COL. E
------------------------------------------------------------------------------------------------------------
                                                                  ADDITIONS
                                                          -------------------------
                                                              (1)           (2)
                                             BALANCE AT    CHARGED TO    CHARGED TO                 BALANCE
                                             BEGINNING     COSTS AND       OTHER                    AT END
DESCRIPTION                                  OF PERIOD      EXPENSES      ACCOUNTS    DEDUCTIONS   OF PERIOD
-----------                                  ----------   ------------   ----------   ----------   ---------
Year 1999
Allowance for doubtful accounts............     $  0          $215           $0          $ 0         $215
Inventory valuation........................       10           397            0           85(a)       322

Year 1998
Inventory valuation........................       10             0            0            0           10

Year 1997
Inventory valuation........................        0            10            0            0           10

-------------------------

(a) Amounts written off at disposal of related inventory.