Form 10-Q
period 2000-03-31
DIGITAL LIGHTWAVE INC
filed 2000-05-15
CIK 1016100

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

                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                                  OR

       [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 000-21669

                            DIGITAL LIGHTWAVE, INC.
             (Exact name of registrant as specified in its charter)

                             ---------------------

                  DELAWARE                                      95-4313013
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
               or organization)

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

                             YES  [X]       NO  [ ]

     The number of shares outstanding of the Registrant's Common Stock as of May 12, 2000 was 29,022,863.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DIGITAL LIGHTWAVE, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 2000

                                     INDEX

                                                                       PAGE
                                                                       ----
                      PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements:
         Consolidated Condensed Balance Sheets -- March 31, 2000 and
         December 31, 1999...........................................    1
         Consolidated Condensed Statements of Operations -- Three
         Months Ended March 31, 2000 and March 31, 1999..............    2
         Consolidated Condensed Statements of Cash Flows -- Three
         Months Ended March 31, 2000 and March 31, 1999..............    3
         Notes to Consolidated Condensed Financial Statements........    4
         Management's Discussion and Analysis of Financial Condition
Item 2.  and Results of Operations...................................    8

                        PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   14
Item 6.  Exhibits and Reports on Form 8-K............................   15
SIGNATURES...........................................................   16

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of
     $2,340 and $2,341, respectively........................   $  7,488       $  7,466
  Accounts receivable, less allowance of $170 and $215,
     respectively...........................................     19,163         15,397
  Inventories...............................................      7,468          6,407
  Prepaid expenses and other current assets.................      1,376            990
                                                               --------       --------
          Total current assets..............................     35,495         30,260
Property and equipment, net.................................      9,223          9,424
Other assets................................................        291            314
                                                               --------       --------
          Total assets......................................   $ 45,009       $ 39,998
                                                               ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................   $  7,841       $  8,048
  Accrued settlement charges................................      5,569          6,231
  Notes payable.............................................         --          3,000
  Interest payable..........................................         --             68
                                                               --------       --------
          Total current liabilities.........................     13,410         17,347
Long-term liabilities.......................................        580            498
                                                               --------       --------
          Total liabilities.................................     13,990         17,845
                                                               --------       --------
Stockholders' equity:
  Common stock..............................................          3              3
  Additional paid-in capital................................     67,400         62,807
  Accumulated deficit.......................................    (36,384)       (40,657)
                                                               --------       --------
          Total stockholders' equity........................     31,019         22,153
                                                               --------       --------
          Total liabilities and stockholders' equity........   $ 45,009       $ 39,998
                                                               ========       ========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DIGITAL LIGHTWAVE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
Sales.......................................................  $    18,558    $     8,112
Cost of goods sold..........................................        6,566          3,186
                                                              -----------    -----------
Gross profit................................................       11,992          4,926
Operating expenses:
  Engineering and development...............................        3,360          2,748
  Sales and marketing.......................................        3,124          2,741
  General and administrative................................        1,316          1,116
                                                              -----------    -----------
          Total operating expenses..........................        7,800          6,605
                                                              -----------    -----------
Operating income (loss).....................................        4,192         (1,679)
Other income, net...........................................           81             45
                                                              -----------    -----------
Income (loss) before income tax.............................        4,273         (1,634)
Provision for income taxes..................................           --             --
                                                              -----------    -----------
          Net income (loss).................................  $     4,273    $    (1,634)
                                                              ===========    ===========
Per share of common stock:
  Basic net income (loss) per share.........................  $      0.15    $     (0.06)
                                                              ===========    ===========
  Diluted net income (loss) per share.......................  $      0.14            n/a
                                                              ===========    ===========
  Weighted average common shares outstanding................   28,405,400     26,539,760
                                                              ===========    ===========
  Weighted average common and common equivalent shares
     outstanding............................................   31,349,165     26,914,618
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

                            DIGITAL LIGHTWAVE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    FOR THE
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $ 4,273    $(1,634)
  Adjustments to reconcile net income (loss) to cash
     provided (used) by operating activities:
     Depreciation and amortization..........................      679        611
     Provision for uncollectible accounts...................      (45)        --
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable.............   (3,755)       696
     (Increase) decrease in inventories.....................   (1,107)     1,150
     Increase in prepaid expenses and other assets..........     (629)      (681)
     (Decrease) increase in accounts payable and accrued
      expenses..............................................     (423)       627
     Decrease in accrued settlement charges.................       --       (377)
                                                              -------    -------
          Net cash (used) provided by operating
           activities.......................................   (1,007)       392
                                                              -------    -------
Cash flows from investing activities:
  Purchase of property and equipment........................     (132)      (410)
                                                              -------    -------
          Net cash used in investing activities.............     (132)      (410)
                                                              -------    -------
Cash flows from financing activities:
  Principal payments on notes payable.......................   (3,000)        --
  Proceeds from sale of common stock, net of expense........    4,194         46
  Payments received, lease receivables......................       34        112
  Principal payments, capital lease obligations.............      (67)       (81)
                                                              -------    -------
          Net cash provided by financing activities.........    1,161         77
                                                              -------    -------
Net increase in cash and cash equivalents...................       22         59
Cash and cash equivalents at beginning of period............    7,466      3,848
                                                              -------    -------
Cash and cash equivalents at end of period..................  $ 7,488    $ 3,907
                                                              =======    =======
Other supplemental disclosures:
  Cash paid for interest....................................  $    90    $    16
Noncash investing and financing activities:
  Capital lease obligations incurred........................  $   214    $   155
  Fixed asset additions included in accounts payable........       82        194
  Accounts receivable related to capital leases.............       --        245
  Issuance of common stock pursuant to litigation
     settlement.............................................      662         --

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DIGITAL LIGHTWAVE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Form 10-K for the period ended December 31, 1999, File No. 000-21669.

2. INVENTORIES

     Inventories at March 31, 2000 and December 31, 1999 are summarized as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Raw materials...............................................   $3,245        $3,404
Work-in-process.............................................    2,979         2,454
Finished goods..............................................    1,244           549
                                                               ------        ------
                                                               $7,468        $6,407
                                                               ======        ======

3. COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. For the quarter ended March 31, 1999, diluted loss per share, which includes the effect of incremental shares from common stock equivalents using the treasury stock method, is not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Basic:
  Weighted average common shares outstanding................  28,405,400    26,539,760
                                                              ----------    ----------
          Total basic.......................................  28,405,400    26,539,760
Diluted:
  Incremental shares for common stock equivalents...........   2,943,765       374,858
                                                              ----------    ----------
          Total dilutive....................................  31,349,165    26,914,618
                                                              ==========    ==========

4. LEGAL PROCEEDINGS

     As of April 9, 1998, 23 class action complaints (which were subsequently consolidated into a single action) alleging violations of the Federal Securities Laws during certain periods in 1997 and 1998 had been filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of the Company's Common Stock. The complaints named as defendants the Company, Bryan J. Zwan, a current director of the Company and the Company's former Chairman and Chief Executive Officer, Steven H. Grant,

                            DIGITAL LIGHTWAVE, INC.

the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary, and other former corporate officers. The complaints allege that the Company and certain officers during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of the Company's Common Stock.

     On July 23, 1998, the Company entered into a memorandum of understanding for the settlement of these class action complaints. In late October 1998, a Stipulation of Settlement was filed with the court and on December 21, 1998, the court preliminarily approved the settlement. On April 30, 1999, the District Court entered a final judgment approving the settlement. The settlement consists of $4.3 million in cash, to be paid to plaintiffs primarily by a claim on the Company's directors and officers liability insurance policy, and the issuance of up to 1.8 million shares of Common Stock. The Company recorded a one-time charge of $8.5 million during 1998 as a result of the settlement. On July 21, 1999, the Company issued 289,350 shares of Common Stock in partial satisfaction of the total shares required under this settlement. Those shares were not to be distributed, sold or hypothecated until after the appeal of the settlement, discussed below, was fully resolved.

     On May 20, 1999, Charles Chalmers, a lead plaintiff and class representative in the class action suit, filed a notice of appeal with the Eleventh Circuit Court of Appeals. On March 16, 2000, all parts of the appeal that pertained to the Company were dismissed with prejudice. The District Court judgment approving settlement of the securities class actions is now final. Following this judgment, the Company issued an additional 160,539 shares of Common Stock in further partial satisfaction of the total shares required under this settlement.

     On November 5, 1997, Hugh Brian Haney ("Plaintiff") an early stage investor, commenced an action in the United States District Court for the Southern District of Ohio against Dr. Bryan J. Zwan, the Company's former Chairman of the Board and Chief Executive Officer, and the Company ("Defendants"). An amended complaint filed December 15, 1997 alleged violations of Section 10(b) of the Securities Exchange Act, violations of state corporation statutes, and various common law violations by Defendants in connection with Plaintiff's sale to the Company's predecessor in November 1995, pursuant to a previously granted option exercisable by Dr. Zwan and/or the Company's predecessor, of 4,900 shares of stock in the Company's predecessor, an amount equivalent to 19,215,686 shares of the Company's common stock. The amended complaint sought, among other things, (1) rescission of the sale of the shares transferred by Plaintiff and (2) damages of $235 million, together with interest. On October 20, 1998, the Company and Dr. Zwan entered into an agreement with Plaintiff to settle the action. The settlement agreement provided, among other things, for dismissal of the action with prejudice, for a $500,000 payment by the Company to Plaintiff for his attorneys' fees and granted Plaintiff an option, for 10 years, to purchase for $1 per share 2 million shares of Dr. Zwan's stock in the Company. Pursuant to that agreement, the action was dismissed with prejudice on November 13, 1998. The Company recorded a $3.0 million charge to earnings consisting of the cash payment and the valuation of the Company's options upon settlement.

     On April 21, 1999, Plaintiff filed an action in the United States District Court for the Southern District of Ohio against the Defendants alleging that the terms of the settlement agreement entered into between the parties had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded, or, alternatively, that the settlement agreement be set aside. The Company believes that it has fulfilled its obligations under the settlement agreement and that the claims made by Plaintiff against the Company in this action are without merit. Accordingly, in response to this action, the Company filed a motion to dismiss for failure to state a claim against the Company. On March 30, 2000, the Court granted in part and denied in part the Company's motion to dismiss. See Note 7--Subsequent Events.

     On November 23, 1999, Seth P. Joseph, a former officer of Digital Lightwave, filed a demand for arbitration against the Company. While the exact scope and nature of Mr. Joseph's claims are unclear at this time, according to his demand, he is alleging breach of his employment agreement, violation of the Florida

                            DIGITAL LIGHTWAVE, INC.

Whistleblower statute and breach of an indemnification agreement and the Company's bylaws. As relief, Mr. Joseph seeks $500,000, attorney fees, interest and stock options exercisable for 656,666 shares of the Company's common stock. On December 17, 1999, the Company filed its answer denying Mr. Joseph's allegations and alleging multiple affirmative defenses. The Company intends to vigorously oppose Mr. Joseph's claim. However, there can be no assurance that the Company will succeed in defending this action.

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

5. FINANCING TRANSACTIONS

     The Company entered into an accounts receivable agreement dated December 28, 1998 with EAB Leasing Corp. ("EAB") providing for the sale of the Company's accounts receivable to EAB. The aggregate maximum amount the Company could borrow at one time under this agreement was $2.9 million through June 28, 1999, with a maximum of $2.0 million available on a monthly basis. In connection with this agreement, the Company has granted EAB a security interest in its accounts, accounts receivable, contract rights, equipment, chattel paper, general intangibles, instruments, inventory and all proceeds of the foregoing. The annual interest rate equivalent charged to the Company under this agreement is the prime rate plus 1.5%. The agreement also provides that the Company pay a minimum monthly service fee in the amount of $10,000. See Note 7 -- Subsequent Events.

     On June 28, 1999 and December 28, 1999, the accounts receivable agreement with EAB automatically renewed for six month periods, the latter ending June 28, 2000 under the same terms and conditions as the previous agreement except the $2.0 million maximum available on a monthly basis was waived. The agreement is still subject to the aggregate maximum amount the Company can borrow at one time of $2.9 million. As of March 31, 2000, there were no borrowings outstanding under this agreement.

     On March 31, 1999, the Company entered into a financing agreement with certain investors pursuant to which the Company agreed to issue $3.0 million of 9% Secured Bridge Notes due January 17, 2000. These notes were issued on April 6, 1999. They were collateralized by all of the Company's assets and were subordinated to the accounts receivable agreement with EAB. In connection with the financing agreement, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants. The warrants had a term of five years from the date of issuance. The Company agreed to register the warrants and the common stock issuable upon exercise thereof under the Securities Act of 1933. In January 2000, such warrants were registered and subsequently exercised. The Secured Bridge Notes and related interest were repaid in full on the due date.

6. OTHER MATTERS

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

                            DIGITAL LIGHTWAVE, INC.

7. SUBSEQUENT EVENTS

     On May 1, 2000, Hugh Brian Haney, plaintiff in an action against Dr. Bryan
J. Zwan and the Company described in Note 4 -- Legal Proceedings, filed a motion for leave to file an amended complaint, which includes two breach of contract claims against the Company. The Company intends to defend this action vigorously. However, there can be no assurance that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company.

     On May 1, 2000, the Company notified EAB of its intent not to renew the accounts receivable agreement discussed in Note 5 -- Financing Transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements as well as the future prospects of the Company generally, such investors should specifically consider various factors identified in the Company's Annual Report on Form 10-K for the period ended December 31, 1999, including the matters set forth therein under the caption "Factors That May Affect Operating Results," which could cause actual results to differ materially from those indicated by such forward-looking statements. Factors that may affect the Company's results of operations include but are not limited to the Company's limited operating history and cumulative losses, anticipated fluctuations in operating results and seasonal sales, dependence on limited products, uncertain market acceptance of planned products, uncertainty regarding our ability to enter into OEM agreements, rapid technological change, dependence on new product introductions, competition, dependence on a limited number of customers, dependence on contract manufacturing and sole or limited source suppliers, substantial influence of principal stockholder, dependence on key personnel, management of growth, dependence on proprietary technology, success in defending significant litigation, shares eligible for future sale, possible volatility of stock price, factors inhibiting takeover, potential year 2000 problems and government regulations. The Company participates in a highly concentrated industry, and has limited visibility with regard to customer orders and the timing of such orders. The Company may also encounter difficulty obtaining sufficient supplies to staff and meet production schedules. As a result, quarter-to-quarter and year-to-year financial performance is highly dependent upon the timely receipt of orders from its customers during fiscal periods. The Company disclaims any obligation to update any such factors or announce publicly revisions to such statements to reflect events or developments.

OVERVIEW

     The Company designs, develops, markets and supports diagnostic products and technology that monitor, maintain and manage fiber optic-based networks. The Company's products and technology provide telecommunications service providers and equipment manufacturers with capabilities to cost-effectively deploy and manage fiber optic networks to address the rapidly increasing demand for bandwidth.

     From inception in 1990 through 1996, the Company focused its primary activities on developing the necessary technology and infrastructure required to launch its first product, the Network Information Computer. In 1998, the Company commenced limited sales of the Network Access Agent.

     The Company's net sales are generated from sales of its products, less an estimate for customer returns. Sales are recognized when products are shipped to a customer. The Company expects that the average selling price ("ASP") of its Network Information Computers and its Network Access Agents will fluctuate based on a variety of factors, including product configuration, potential volume discounts to customers, the timing of new product introductions and enhancements and the introduction of competitive products. Because the cost of goods sold tends to remain relatively stable for any given product, fluctuations in the ASP may have a material adverse effect on the Company's results of operations.

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

     In May 1999, the Company signed an original equipment manufacturer contract to provide integrated performance monitoring and diagnostic capabilities for a product marketed by Lucent Technologies, Inc. Lucent's placement of orders for this product (the "Wave Agent") is conditional upon the Company achieving certain milestone events defined in the contract. In January 2000, the Company announced that it had received an order for four WaveAgents from Lucent for the initiation of customer lab trials. These units were shipped in the first quarter.

     To date, the Company has not entered into long-term agreements or blanket purchase orders for the sale of its products, but generally obtains purchase orders for immediate shipment and other cancelable purchase commitments. As a result, the Company does not expect to carry substantial backlog from quarter to quarter in the future. The Company's sales during a particular quarter are, therefore, highly dependent upon orders placed by customers during the quarter. Consequently, sales may fluctuate significantly from quarter-to-quarter and year-to-year due to the timing and amount of orders from customers, among other factors. Because most of our expenses, particularly employee compensation and rent, are relatively fixed and cannot be reduced in response to decreased revenues, quarterly fluctuations in sales have a significant effect on net income.

     Since inception the Company has incurred substantial net operating losses as a result of significant investment in research and development, sales and marketing and administrative expenses until the quarter ended June 30, 1999 when the Company showed its first profitable quarter. Profitability has been sustained through the quarter ended March 31, 2000. The Company intends to continue to build its organization in anticipation of growth and believes that its operating expenses will continue to increase accordingly due to a variety of factors including: (1) increased research and development expenses associated with the completion of the products in development and the continued enhancement of existing products; and (2) increased selling, general and administrative expenses associated with continued expansion of sales and marketing capabilities, product advertising and promotion. There can be no assurance that the Company will sustain profitability.

RESULTS OF OPERATIONS

     The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of net sales to facilitate the discussions that follow.

                                                  QUARTER ENDED
                                              ---------------------   AMOUNT    PERCENT     PERCENT OF
                                                                      CHANGE    CHANGE      NET SALES
                                              MARCH 31,   MARCH 31,    FAV/      FAV/      ------------
                                                2000        1999      (UNFAV)   (UNFAV)    2000    1999
                                              ---------   ---------   -------   -------    ----    ----
                                                               (IN MILLIONS, EXCEPT %)
Net sales...................................    $18.6       $ 8.1      $10.5      129%     100%    100%
Cost of goods sold..........................     (6.6)       (3.2)      (3.4)    (105)      35      39
                                                -----       -----      -----     ----      ---     ---
Gross profit................................     12.0         4.9        7.1      145       65      61
Engineering and development expenses........     (3.4)       (2.8)      (0.6)     (20)      18      35
Sales and marketing expenses................     (3.1)       (2.7)      (0.4)     (16)      17      34
General and administrative expenses.........     (1.3)       (1.1)      (0.2)     (20)       7      14
                                                -----       -----      -----     ----      ---     ---
          Total operating expenses..........     (7.8)       (6.6)      (1.2)     (18)      42      83
                                                -----       -----      -----     ----      ---     ---
Operating income (loss).....................      4.2        (1.7)       5.9      347       23     (22)
Other income, net...........................      0.1         0.1         --      (19)      --       2
                                                -----       -----      -----     ----      ---     ---
Pre-tax income..............................      4.3        (1.6)       5.9      367       23     (20)
Income taxes................................       --          --         --       --       --      --
                                                -----       -----      -----               ---     ---
Net income (loss)...........................    $ 4.3       $(1.6)     $ 5.9     367%       23%    (20)%
                                                =====       =====      =====     ====      ===     ===

  Net Sales

     Net sales include total revenues from customer purchases of Network Information Computers (NIC's) and, to a limited extent, Network Access Agents (NAA's), net of an estimate for product returns. Net sales for the quarter ended March 31, 2000 increased $10.5 million, or 129%, to $18.6 million from $8.1 million in the year ago quarter. Sales to existing customers during the quarter represented 91% of sales, or $17.1 million as compared to 84% of sales, or $6.8 million in the year ago quarter. During the quarter, the Company shipped 349 total units (including 14 NAA's) at an ASP of $49,831, as compared to 228 units at an ASP of $35,285 in the year ago quarter. The primary increase in ASP (which is shown gross of the estimate for product returns) is related to a shift in customer demand to higher speed configurations. Additionally, during the quarter ended March 31, 2000, the Company recognized $1.5 million of revenue from upgrades compared to $0.4 million in the prior year quarter. In each of these quarters, the majority of the upgrades were related to the conversion of NIC's to OC-48 speeds.

     Sales to existing customers continue to represent a large portion of the Company's net sales. The Company believes repeat sales to an existing customer are an important measure of growing product acceptance in the highly concentrated telecommunications industry. While this longer-term trend may not continue, management believes that new product offerings, including upgrades of existing products, offer the Company's existing customers an opportunity to continue to extend the life of their initial investment in the Company's products.

  Cost of Goods Sold

     Cost of goods sold principally includes inventory, labor and overhead, management costs, facility rental and depreciation of equipment. Cost of goods sold for the quarter ended March 31, 2000 increased by $3.4 million to $6.6 million as compared to $3.2 million in the year ago quarter. Growth in cost of goods sold was directly related to the increase in the volume of units sold.

  Gross Profit

     Gross profit for the quarter ended March 31, 2000 increased by $7.1 million to $12.0 million from $4.9 million in the year ago quarter. The increase in gross profit is directly related to the increase in net sales. Along with the increase in net sales, gross profit margins increased 3.9% to 64.6% in the quarter ended March 31, 2000 from 60.7% in the prior year quarter.

     The increase in gross margin between the quarters was related to increases in ASP's, more efficient production methods and better inventory management.

  Engineering and Development

     Engineering and development expenses principally include compensation attributable to engineering and development personnel, depreciation of production assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended March 31, 2000 increased by $0.6 million to $3.4 million, or 18% of net sales, from $2.8 million, or 35% of net sales, in the year ago quarter.

     The dollar increase is primarily due to development efforts centered around the Company's new products within the NIC and NAA product lines. In the first quarter of 1999, the successful roll out of the OC-48 product was completed but these newer product efforts had not yet ramped up. In addition, the Company incurred certain other employee benefit expenses during the quarter ended March 31, 2000.

  Sales and Marketing

     Sales and marketing expenses principally include salaries and commissions paid on sales of products, travel expenses, tradeshow costs, and costs of promotional materials and customer incentives. Sales and marketing expenses for the quarter ended March 31, 2000 increased by $0.4 million to $3.1 million, or 17% of net sales, from $2.7 million, or 34% of net sales, in the year ago quarter. The dollar increase is directly related to higher commissions resulting from the increased sales activity, an increase in marketing related expenses, and other employee benefit expenses.

  General and Administrative

     General and administrative expenses principally include professional fees, facility rentals, compensation, and information systems related to general management functions. General and administrative expenses for the quarter ended March 31, 2000 increased by $0.2 million to $1.3 million, or 7% of net sales, from $1.1 million, or 14% of net sales, in the year ago quarter.

     The dollar increase primarily reflects increased legal fees relating to the final dismissal of the Company from the class action settlement in March 2000 and other employee benefit expenses. These items were partially offset by certain salary and related savings.

  Other Income, net

     Other income for the quarter ended March 31, 2000 was basically unchanged from the same quarter last year at $0.1 million. This primarily represents interest earned on invested cash balances partially offset by interest expense related to borrowings.

  Net Income or Loss

     Net income for the quarter increased by $5.9 million to $4.3 million or $.14 per share (diluted), from a net loss of $1.6 million or $.06 per share in the year ago quarter.

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

     Cash and cash equivalents at March 31, 2000 were approximately $7.5 million basically unchanged from December 31, 1999. As of March 31, 2000, the Company's working capital was approximately $22.1 million as compared to $12.9 million at December 31, 1999. The increase was primarily associated with the growth in accounts receivable due to record sales levels coupled with the repayment of the notes payable primarily using proceeds from stock option and warrant exercises. In addition, shares were issued in partial settlement of the shareholder class action litigation reducing that liability. See the Company's Consolidated Statements of Cash Flows for additional detail. For the three months ended March 31, 2000 capital expenditures were approximately $0.1 million. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products as well as continued product development efforts.

     The Company entered into an accounts receivable agreement dated December 28, 1998 with EAB Leasing Corp. ("EAB") providing for the sale of the Company's accounts receivable to EAB. The aggregate maximum amount the Company could borrow at one time under this agreement was $2.9 million through June 28, 1999, with a maximum of $2.0 million available on a monthly basis. In connection with this agreement, the Company has granted EAB a security interest in its accounts, accounts receivable, contract rights, equipment, chattel paper, general intangibles, instruments, inventory and all proceeds of the foregoing. The annual interest rate equivalent charged to the Company under this agreement is the prime rate plus 1.5%. The agreement also provides that the Company pay a minimum monthly service fee in the amount of $10,000.

     On June 28, 1999 and December 28, 1999, the accounts receivable agreement with EAB automatically renewed for six month periods, the latter ending June 28, 2000 under the same terms and conditions as the previous agreement except the $2.0 million maximum available on a monthly basis was waived. The agreement is still subject to the aggregate maximum amount the Company can borrow at one time of $2.9 million. As of March 31, 2000, there were no borrowings outstanding under this agreement. On May 1, 2000, the Company notified EAB of its intent not to renew the accounts receivable agreement.

     On March 31, 1999, the Company entered into a financing agreement with certain investors pursuant to which the Company agreed to issue $3.0 million of 9% Secured Bridge Notes due January 17, 2000. These notes were issued on April 6, 1999. They were collateralized by all of the Company's assets and were subordinated to the accounts receivable agreement with EAB described in Note 5--Financing Transactions. In connection with the financing agreement, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants. The warrants had a term of five years from the date of issuance. The Company agreed to register the warrants and the common stock issuable upon exercise thereof under the Securities Act of 1933. In January 2000, such warrants were registered and subsequently exercised. The Secured Bridge Notes and related interest were repaid in full on the due date.

     On April 19, 1999, the Company filed a registration statement with the Securities and Exchange Commission relating to a public offering of $20.0 million of Convertible Subordinated Notes. In November 1999, the Board decided not to proceed with the registration statement with the Securities and Exchange Commission.

     On March 14, 2000, the Company entered into a non-binding Letter of Commitment with Congress Financial Corporation pursuant to which Congress Financial Corporation would provide the Company with a $10.0 million line of credit (the "Congress Line of Credit"). Under the Congress Line of Credit, the Company would be entitled to borrow up to $10.0 million, subject to certain borrowing limitations based on amounts of the Company's accounts receivable and other assets. The Congress Line of Credit will have an initial term of two years. All indebtedness outstanding under the Congress Line of Credit will be collateralized by substantially all of the Company's assets. The transaction is subject to certain conditions of closing including the completion of due diligence, execution of a definitive agreement, and other customary items.

     The Company continues to consider various financing alternatives, including the Congress Line of Credit and other equity or debt issuances (the "Financing Sources"). The Company anticipates that its existing cash and cash equivalents and anticipated cash flow from operations together with funds provided from the Financing Sources will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next 12 months. The anticipated cash flow from operations assumes the Company achieves a level of sales that is higher than those of earlier quarters. In the event that these sales levels are not attained, the Company may be required to supplement its working capital with additional funding in order to meet shorter or longer term liquidity needs. There can be no assurance, however, that the Company will achieve the assumed or increased sales levels or that adequate additional financing will be available when needed or, if available, on terms acceptable to the Company.

YEAR 2000 DISCLOSURE

     The Company is aware of the issues associated with existing computer-controlled systems properly recognizing and processing information relating to dates in and after the Year 2000. Systems that cannot adequately process dates beyond the year 1999 could generate erroneous data or cause a system to fail. The problem may affect internal information technology ("IT") systems used by the Company for product development, accounting, distribution and planning. The problem may also affect non-IT embedded systems such as building security systems, machine controllers, and other equipment. During 1999, the Company completed its assessment of its Year 2000 readiness for its operations relating to (1) the Company's software products, (2) the Company's internal IT and non-IT systems and (3) third party customers, vendors and others with whom the Company does business. Appropriate corrective actions were taken. The cost of the Year 2000 preparedness effort was funded through operating cash flows and was expensed by the Company. The Company did not incurred significant expense in becoming Year 2000 compliant as both the majority of our product software and the infrastructure of our internal systems were developed after the Year 2000 risks were realized.

     Now that the Company has entered the Year 2000, we have continued testing our product, internal IT and non-IT systems and, to date,we have not experienced any material Year 2000 disruptions or failures, nor have we been notified of any disruptions or failures by any of our third party customers, vendors and others with whom the Company does business.

     Trends in customer spending patterns as a result of resources expended in Year 2000 compliance efforts and Year 2000 litigation throughout the computer industry were also identified by the Company as risks associated with Year 2000. To date, we have seen no significant changes in customer purchasing patterns nor are we aware of any Year 2000 litigation which might be brought against the Company.

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

     On July 23, 1998, the Company entered into a memorandum of understanding for the settlement of these class action complaints. In late October 1998, a Stipulation of Settlement was filed with the court and on December 21, 1998, the court preliminarily approved the settlement. On April 30, 1999, the District Court entered a final judgment approving the settlement. The settlement consists of $4.25 million in cash, to be paid to plaintiffs primarily by a claim on the Company's directors and officers liability insurance policy, and the issuance of up to 1.8 million shares of Common Stock. The Company recorded a one-time charge of $8.5 million during 1998 as a result of the settlement.

     On May 20, 1999, a lead plaintiff in the class action suit filed a notice of appeal with the Eleventh Circuit Court of Appeals. On March 16, 2000, all parts of the appeal that pertain to the Company were dismissed with prejudice. The District Court's judgment approving settlement of the securities class actions is now final.

     On August 5, 1999, as a complete settlement of an investigation of us being conducted by the U.S. Securities and Exchange Commission relating to the circumstances underlying the restatement of our financial results, we agreed voluntarily to consent to the entry of a permanent injunction enjoining us from violations of Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20 and 13a-13 thereunder. The Commission's complaint and the settlement with the Company were filed with the United States District Court for the Middle District of Florida on March 29, 2000. In connection with the same investigation, on March 29, 2000, the Commission's complaint filed in the District Court also alleges that Dr. Zwan, a director and former Chairman and Chief Executive Officer of the Company, violated Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rules 10b-5 and 13b2-2 thereunder, and that he aided and abetted the Company's alleged violations of Sections 13(a) and 13(b)(2) of the Exchange Act, and Rules 13a-13 and 12b-20 thereunder. In addition, the Commission concurrently settled administrative proceedings against Steven H. Grant, the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary, and two other former officers of the Company. Mr. Grant, without admitting or denying the Commission's findings, consented to the entry of an order that he cease and desist from committing or causing any violation or future violation of Sections 13(a), 13(b)(2)(A) and 12(b)(2)(B) of the Exchange Act, and Rules 12b-20 and 13a-13 thereunder.

     On November 5, 1997, Hugh Brian Haney ("Plaintiff") an early stage investor, commenced an action in the United States District Court for the Southern District of Ohio against Dr. Bryan J. Zwan, our former Chairman of the Board and Chief Executive Officer, and Digital Lightwave ("Defendants"). An amended complaint filed December 15, 1997 alleged violations of Section 10(b) of the Securities Exchange Act, violations of state corporation statutes, and various common law violations by Defendants in connection with Plaintiff's sale to our predecessor in November 1995, pursuant to a previously granted option exercisable by Dr. Zwan and/or our predecessor, of 4,900 shares of stock in our predecessor, an amount equivalent to 19,215,686 shares of our common stock. The amended complaint sought, among other things, (1) rescission of the sale of the shares transferred by Plaintiff and (2) damages of $235 million, together with interest. On October 20, 1998, Digital Lightwave and Dr. Zwan entered into an agreement with Plaintiff to settle the action. The settlement agreement provided, among other things, for dismissal of the action with prejudice, for a $500,000 payment by us to Plaintiff for his attorneys' fees and granted Plaintiff an option, for 10 years, to purchase for $1 per share 2 million shares of Dr. Zwan's Digital Lightwave stock. Pursuant to that agreement, the action was dismissed with prejudice on November 13, 1998. We recorded a $3.0 million charge to earnings consisting of the cash payment and the valuation of our options upon settlement.

     On April 21, 1999, Plaintiff filed an action in the United States District Court for the Southern District of Ohio against the Defendants alleging that the terms of the settlement agreement entered into between the parties had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded, or, alternatively, that the settlement agreement be set aside. We believe that we have fulfilled our obligations under the settlement agreement and that the claims made by Plaintiff against us in this action are without merit. Accordingly, in response to this action, we filed a motion to dismiss for failure to state a claim against Digital Lightwave. On March 30, 2000,the Court granted in part and denied in part our motion to dismiss. On May 1, 2000, plaintiff filed a motion for leave to file an amended complaint, which includes two breach of contract claims against us. We intend to defend this action vigorously. However, there can be no assurance that we will succeed in defending or settling this action. Additionally, we cannot assure you that the action will not have a material adverse effect on Digital Lightwave.

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

                                          Digital Lightwave, Inc.

                                          By:      /s/ GERRY CHASTELET
                                            ------------------------------------
                                            Gerry Chastelet
                                            Chairman of the Board,
                                            Chief Executive Officer and
                                              President
                                            (Principal Executive Officer)

                                            Date: May 15, 2000

                                          By:      /s/ STEVEN H. GRANT
                                            ------------------------------------
                                            Steven H. Grant
                                            Executive Vice President -- Finance
                                              & Chief
                                            Financial Officer and Secretary
                                            (Principal Financial and Accounting
                                              Officer)

                                            Date: May 15, 2000