Form 10-Q
period 2000-06-30
DIGITAL LIGHTWAVE INC
filed 2000-08-14
CIK 1016100

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

                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                             YES  [X]       NO  [ ]

     The number of shares outstanding of the Registrant's Common Stock as of August 11, 2000 was 30,092,213.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DIGITAL LIGHTWAVE, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2000

                                     INDEX

                                                                       PAGE
                                                                       ----
                      PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements:
         Consolidated Condensed Balance Sheets -- June 30, 2000 and
         December 31, 1999...........................................    1
         Consolidated Condensed Statements of Operations -- Three
         Months Ended June 30, 2000 and June 30, 1999................    2
         Consolidated Condensed Statements of Operations -- Six
         Months Ended June 30, 2000 and June 30, 1999................    3
         Consolidated Condensed Statements of Cash Flows -- Six
         Months Ended June 30, 2000 and June 30, 1999................    4
         Notes to Consolidated Condensed Financial Statements........    5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    9

                        PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   16
Item 6.  Exhibits and Reports on Form 8-K............................   17
SIGNATURES...........................................................   18

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of
     $2,340 and $2,341, respectively........................   $ 15,798       $  7,466
  Accounts receivable, less allowance of $188 and $215,
     respectively...........................................     17,356         15,397
  Inventories...............................................      7,848          6,407
  Prepaid expenses and other current assets.................      1,333            990
                                                               --------       --------
          Total current assets..............................     42,335         30,260
Property and equipment, net.................................      9,114          9,424
Other assets................................................        358            314
                                                               --------       --------
          Total assets......................................   $ 51,807       $ 39,998
                                                               ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................   $  7,911       $  8,048
  Notes payable, net of discount............................         --          3,000
  Interest payable..........................................         --             68
  Accrued settlement charges................................         --          6,231
                                                               --------       --------
          Total current liabilities.........................      7,911         17,347
Long-term liabilities.......................................        471            498
                                                               --------       --------
          Total liabilities.................................      8,382         17,845
                                                               --------       --------
Stockholders' equity:
  Common stock..............................................          3              3
  Additional paid-in capital................................     73,631         62,807
  Accumulated deficit.......................................    (30,209)       (40,657)
                                                               --------       --------
          Total stockholders' equity........................     43,425         22,153
                                                               --------       --------
          Total liabilities and stockholders' equity........   $ 51,807       $ 39,998
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

                            DIGITAL LIGHTWAVE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
Sales.......................................................  $    22,109    $    10,728
Cost of goods sold..........................................        7,102          3,692
                                                              -----------    -----------
  Gross profit..............................................       15,007          7,036
Operating expenses:
  Engineering and development...............................        3,460          2,674
  Sales and marketing.......................................        3,551          3,118
  General and administrative................................        1,898          1,208
                                                              -----------    -----------
          Total operating expenses..........................        8,909          7,000
                                                              -----------    -----------
Operating income............................................        6,098             36
Other income, net...........................................           77             29
                                                              -----------    -----------
Income before income tax....................................        6,175             65
Provision for income taxes..................................           --             --
                                                              -----------    -----------
          Net income........................................  $     6,175    $        65
                                                              ===========    ===========
Per share of common stock:
  Basic net income per share................................  $      0.21    $      0.00
                                                              ===========    ===========
  Diluted net income per share..............................  $      0.20    $      0.00
                                                              ===========    ===========
  Weighted average common shares outstanding................   29,120,397     26,563,964
                                                              ===========    ===========
  Weighted average common and common equivalent shares
     outstanding............................................   31,610,927     27,423,386
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

                            DIGITAL LIGHTWAVE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
Sales.......................................................  $    40,668    $    18,841
Cost of goods sold..........................................       13,668          6,878
                                                              -----------    -----------
  Gross profit..............................................       27,000         11,963
Operating expenses:
  Engineering and development...............................        6,820          5,421
  Sales and marketing.......................................        6,676          5,859
  General and administrative................................        3,214          2,324
                                                              -----------    -----------
          Total operating expenses..........................       16,710         13,604
                                                              -----------    -----------
Operating income (loss).....................................       10,290         (1,641)
Other income, net...........................................          158             74
                                                              -----------    -----------
Income (loss) before income tax.............................       10,448         (1,567)
Provision for income taxes..................................           --             --
                                                              -----------    -----------
          Net income (loss).................................  $    10,448    $    (1,567)
                                                              ===========    ===========
Per share of common stock:
  Basic net income (loss) per share.........................  $      0.36    $     (0.06)
                                                              ===========    ===========
  Diluted net income (loss) per share.......................  $      0.33            n/a
                                                              ===========    ===========
Weighted average common shares outstanding..................   28,762,898     26,551,929
                                                              ===========    ===========
Weighted average common and common equivalent shares
  outstanding...............................................   31,483,423     27,146,189
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

                            DIGITAL LIGHTWAVE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   FOR THE
                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              -----------------
                                                               2000      1999
                                                              -------   -------
Cash flows from operating activities:
  Net income (loss).........................................  $10,448   $(1,567)
  Adjustments to reconcile net income (loss) to cash
     provided (used) by operating activities:
     Depreciation and amortization..........................    1,386     1,210
     Loss on disposal of property...........................       49         7
     Provision for uncollectible accounts...................       89        --
  Changes in operating assets and liabilities:
     Increase in accounts receivable........................   (2,178)   (2,606)
     (Increase) decrease in inventories.....................   (1,599)      702
     Increase in prepaid expenses and other current
      assets................................................     (656)     (616)
     (Decrease) increase in accounts payable and accrued
      expenses..............................................     (460)    1,106
     Decrease in accrued settlement charges.................       --      (901)
                                                              -------   -------
          Net cash provided (used) by operating
           activities.......................................    7,079    (2,665)
                                                              -------   -------
Cash flows from investing activities:
  Purchase of property and equipment........................     (505)     (680)
                                                              -------   -------
          Net cash used in investing activities.............     (505)     (680)
                                                              -------   -------
Cash flows from financing activities:
  Proceeds from notes payable...............................       --     3,000
  Principal payments on notes payable.......................   (3,000)       --
  Proceeds from sale of common stock, net of expense........    4,857       208
  Payments received, lease receivables......................      131       257
  Principal payments, capital lease obligations.............     (230)     (167)
                                                              -------   -------
          Net cash provided by financing activities.........    1,758     3,298
                                                              -------   -------
Net increase (decrease) in cash and cash equivalents........    8,332       (47)
Cash and cash equivalents at beginning of period............    7,466     3,848
                                                              -------   -------
Cash and cash equivalents at end of period..................  $15,798   $ 3,801
                                                              =======   =======
Other supplemental disclosures:
  Cash paid for interest....................................      135        29
Non-cash investing and financing activities:
  Capital lease obligations incurred........................      447       194
  Fixed asset additions included in accounts payable........        9        59
  Accounts receivable related to capital leases.............       --       245
  Issuance of common stock pursuant to litigation
     settlement.............................................    6,231        --

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DIGITAL LIGHTWAVE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Form 10-K for the period ended December 31, 1999, File No. 000-21669.

2. INVENTORIES

     Inventories at June 30, 2000 and December 31, 1999 are summarized as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                                                  (IN THOUSANDS)
Raw materials...............................................   $3,498       $3,404
Work-in-process.............................................    3,068        2,454
Finished goods..............................................    1,282          549
                                                               ------       ------
                                                               $7,848       $6,407
                                                               ======       ======

3. COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. For the six months ended June 30, 1999, diluted loss per share, which includes the effect of incremental shares from common stock equivalents using the treasury stock method, is not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                        ------------------------   -----------------------
                                           2000          1999         2000         1999
                                        ----------    ----------   ----------   ----------
Basic:
  Weighted average common shares
     outstanding......................  29,120,397    26,563,964   28,762,898   26,551,929
                                        ----------    ----------   ----------   ----------
          Total basic.................  29,120,397    26,563,964   28,762,898   26,551,929
Diluted:
  Incremental shares for common stock
     equivalents......................   2,490,530       859,422    2,720,525      594,260
                                        ----------    ----------   ----------   ----------
          Total dilutive..............  31,610,927    27,423,386   31,483,423   27,146,189
                                        ==========    ==========   ==========   ==========

4. LEGAL PROCEEDINGS

     As of April 9, 1998, 23 class action complaints (which were subsequently consolidated into a single action) alleging violations of the Federal Securities Laws during certain periods in 1997 and 1998 had been filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of the

                            DIGITAL LIGHTWAVE, INC.

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

     On July 23, 1998, the Company entered into a memorandum of understanding for the settlement of these class action complaints. In late October 1998, a Stipulation of Settlement was filed with the court and on December 21, 1998, the court preliminarily approved the settlement. On April 30, 1999, the District Court entered a final judgment approving the settlement. The settlement consisted of $4.3 million in cash, to be paid to plaintiffs primarily by a claim on the Company's directors and officers liability insurance policy, and the issuance of up to 1.8 million shares of Common Stock. The Company recorded a one-time charge of $8.5 million during 1998 as a result of the settlement. On July 21, 1999, the Company issued 289,350 shares of Common Stock in partial satisfaction of the total shares required under this settlement. Those shares were not to be distributed, sold or hypothecated until after the appeal of the settlement, discussed below, was fully resolved.

     On May 20, 1999, Charles Chalmers, a lead plaintiff and class representative in the class action suit, filed a notice of appeal with the Eleventh Circuit Court of Appeals. On March 16, 2000, all parts of the appeal that pertain to the Company were dismissed with prejudice. The District Court judgment approving settlement of the securities class actions is now final. Following this judgment, the Company has issued substantially all remaining shares of Common Stock in satisfaction of the total shares required under this settlement.

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

     On April 21, 1999, Plaintiff filed an action in the United States District Court for the Southern District of Ohio against the Defendants alleging that the terms of the settlement agreement entered into between the parties had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded, or,alternatively, that the settlement agreement be set aside. The Company believes that it has fulfilled its obligations under the settlement agreement and that the claims made by Plaintiff against the Company in this action are without merit. Accordingly, in response to this action, the Company filed a motion to dismiss for failure to state a claim against the Company. On March 30, 2000, the Court granted in part and denied in part the Company's motion to dismiss. On May 1, 2000, Plaintiff filed an amended complaint alleging two breach of contract claims against the Company. On June 30, 2000, the

                            DIGITAL LIGHTWAVE, INC.

Company filed a motion seeking summary judgment in its favor. The motion is pending. The trial in this matter is scheduled to commence on September 11, 2000. The Company intends to defend this action vigorously. However, there can be no assurance that the Company will succeed in defending or settling this action. Additionally, there can be no assurance that the action will not have a material adverse effect on the Company.

     On November 23, 1999, Seth P. Joseph, a former officer of Digital Lightwave, commenced an arbitration proceeding against the Company alleging breach of his employment agreement, violation of the Florida Whistleblower statute and breach of an indemnification agreement and the Company's bylaws. As relief, Mr. Joseph seeks $500,000, attorney fees, interest and stock options exercisable for 656,666 shares of the Company's Common Stock. The Company has filed its answer denying Mr. Joseph's allegations, and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph seek repayment of loans totaling approximately $113,000, plus interest. The arbitration hearing is expected to occur late this year or early next year. The Company intends to vigorously oppose Mr. Joseph's claim. However, there can be no assurance that the Company will succeed in defending this action or that the Company will prevail on our counterclaims.

     The Company from time to time is involved in lawsuits arising in the ordinary course of business. With respect to these matters, management believes that it has adequate legal defenses and/or provided adequate accruals for related costs. The Company is not aware of any additional lawsuits that are pending that could have a material adverse effect on the Company's business, financial condition and results of operations.

5. FINANCING TRANSACTIONS

     The Company entered into an accounts receivable agreement dated December 28, 1998 with EAB Leasing Corp. ("EAB") providing for the sale of the Company's accounts receivable to EAB. The aggregate maximum amount the Company could borrow at one time under this agreement was $2.9 million through June 28, 1999, with a maximum of $2.0 million available on a monthly basis. In connection with this agreement, the Company granted EAB a security interest in its accounts, accounts receivable, contract rights, equipment, chattel paper, general intangibles, instruments, inventory and all proceeds of the foregoing. The annual interest rate equivalent charged to the Company under this agreement was the prime rate plus 1.5%. The agreement also provided that the Company pay a minimum monthly service fee in the amount of $10,000.

     On June 28, 1999 and December 28, 1999, the accounts receivable agreement with EAB automatically renewed for six month periods, the latter ending June 28, 2000 under the same terms and conditions as the previous agreement except the $2.0 million maximum available on a monthly basis was waived. The agreement was still subject to the aggregate maximum amount the Company could borrow at one time of $2.9 million. On May 1, 2000, the Company notified EAB of its intent not to renew the accounts receivable agreement and the agreement terminated accordingly.

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

                            DIGITAL LIGHTWAVE, INC.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements as well as the future prospects of the Company generally, such investors should specifically consider various factors identified in the Company's Annual Report on Form 10-K for the period ended December 31, 1999, including the matters set forth therein under the caption "Factors That May Affect Operating Results," which could cause actual results to differ materially from those indicated by such forward-looking statements. Factors that may affect the Company's results of operations include but are not limited to the Company's limited operating history and cumulative losses, control by a majority shareholder, dependence on a limited number of products, uncertain market acceptance of planned products, industry-wide component shortages, dependence on contract manufacturing and sole or limited source suppliers, dependence on new product introductions, ability to compete effectively with other companies, rapid technological changes, delays in product development and delivery schedules, success of the original equipment manufacturer ("OEM") agreement with Lucent Technologies, dependence on key personnel, ability to manage our growth, ability to enter into strategic relationships, quarterly fluctuations in operating results, dependence on proprietary technology, dependence on a limited number of major customers, product certifications, factors inhibiting takeover, shares eligible for future sale, possible volatility of stock price, success in defending significant litigation, liquidity risks and future capital needs, potential year 2000 problems and government regulations. The Company participates in a highly concentrated industry, and has limited visibility with regard to customer orders and the timing of such orders. The Company may also encounter difficulty obtaining sufficient supplies to staff and meet production schedules. As a result, quarter-to-quarter and year-to-year financial performance is highly dependent upon the timely receipt of orders from its customers during fiscal periods. The Company disclaims any obligation to update any such factors or announce publicly revisions to such statements to reflect events or developments.

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

     From inception in 1990 through 1996, the Company focused its primary activities on developing the necessary technology and infrastructure required to launch its first product, the Network Information Computer(R). In 1998, the Company commenced limited sales of the Network Access Agent(TM).

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

     In May 1999, the Company signed an original equipment manufacturer contract to provide integrated performance monitoring and diagnostic capabilities for a product marketed by Lucent Technologies, Inc. Lucent's placement of orders for this product (the "WaveAgent(TM)") is conditional upon the Company achieving certain milestone events defined in the contract. In January 2000, the Company announced that it had received an order for four WaveAgents from Lucent for the initiation of customer lab trials. These units were shipped in the first quarter.

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

     Since inception the Company has incurred substantial net operating losses as a result of significant investment in research and development, sales and marketing and administrative expenses until the quarter ended June 30, 1999 when the Company showed its first profitable quarter. Profitability has been sustained through the quarter ended June 30, 2000. The Company intends to continue to build its organization in anticipation of growth and believes that its operating expenses will continue to increase accordingly due to a variety of factors including: (1) increased research and development expenses associated with the completion of the products in development and the continued enhancement of existing products; and (2) increased selling, general and administrative expenses associated with continued expansion of sales and marketing capabilities, product advertising and promotion. There can be no assurance that the Company will sustain profitability.

RESULTS OF OPERATIONS

     The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter and six months ended June 30, 2000 compared to the quarter and six months ended June 30, 1999. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of net sales to facilitate the discussions that follow.

                                                   QUARTER ENDED
                                                -------------------   AMOUNT    PERCENT     PERCENT OF
                                                                      CHANGE    CHANGE      NET SALES
                                                JUNE 30,   JUNE 30,    FAV/      FAV/      ------------
                                                  2000       1999     (UNFAV)   (UNFAV)    2000    1999
                                                --------   --------   -------   -------    ----    ----
                                                                (IN MILLIONS, EXCEPT %)
Net sales.....................................   $22.1      $10.7      $11.4       107%    100%    100%
Cost of goods sold............................    (7.1)      (3.6)      (3.5)      (97)     32      34
                                                 -----      -----      -----               ---     ---
Gross profit..................................    15.0        7.1        7.9       111      68      66
Engineering and development expenses..........    (3.5)      (2.7)      (0.8)      (28)     16      25
Sales and marketing expenses..................    (3.5)      (3.1)      (0.4)      (11)     15      29
General and administrative expenses...........    (1.9)      (1.2)      (0.7)      (58)      9      11
                                                 -----      -----      -----               ---     ---
          Total operating expenses............    (8.9)      (7.0)      (1.9)      (27)     40      65
                                                 -----      -----      -----               ---     ---
Operating income..............................     6.1        0.1        6.0     5,997      28       1
Other income, net.............................     0.1         --        0.1       167      --      --
                                                 -----      -----      -----               ---     ---
Pre-tax income................................     6.2        0.1        6.1     6,075      28       1
Income taxes..................................      --         --         --        --      --      --
                                                 -----      -----      -----               ---     ---
Net income....................................   $ 6.2      $ 0.1      $ 6.1     6,075%     28%      1%
                                                 =====      =====      =====               ===     ===

                                                 SIX MONTHS ENDED
                                                -------------------   AMOUNT    PERCENT     PERCENT OF
                                                                      CHANGE    CHANGE      NET SALES
                                                JUNE 30,   JUNE 30,    FAV/      FAV/      ------------
                                                  2000       1999     (UNFAV)   (UNFAV)    2000    1999
                                                --------   --------   -------   -------    ----    ----
                                                                (IN MILLIONS, EXCEPT %)
Net sales.....................................   $ 40.7     $ 18.8     $21.9      116%     100%    100%
Cost of goods sold............................    (13.7)      (6.9)     (6.8)     (98)      34      36
                                                 ------     ------     -----               ---     ---
Gross profit..................................     27.0       11.9      15.1      127       66      64
Engineering and development expenses..........     (6.8)      (5.4)     (1.4)     (26)      17      29
Sales and marketing expenses..................     (6.7)      (5.9)     (0.8)     (13)      16      31
General and administrative expenses...........     (3.2)      (2.3)     (0.9)     (40)       8      12
                                                 ------     ------     -----               ---     ---
          Total operating expenses............    (16.7)     (13.6)     (3.1)     (23)      41      72
                                                 ------     ------     -----               ---     ---
Operating income (loss).......................     10.3       (1.7)     12.0      705       25      (8)
Other income, net.............................      0.1        0.1        --      103       --      --
                                                 ------     ------     -----               ---     ---
Pre-tax income (loss).........................     10.4       (1.6)     12.0      752       25      (8)
Income taxes..................................       --         --        --       --       --      --
                                                 ------     ------     -----               ---     ---
Net income (loss).............................   $ 10.4     $ (1.6)    $12.0      752%      25%     (8)%
                                                 ======     ======     =====               ===     ===

  Net Sales

     Net sales include total revenues from customer purchases of Network Information Computers (NIC's) and, to a limited extent, Network Access Agents (NAA's), net of an estimate for product returns. Net sales for the quarter increased $11.4 million, or 107%, to $22.1 million from $10.7 million in the year ago quarter. Sales to existing customers during the quarter represented 80% of sales, or $17.7 million as compared to 93% of sales, or $9.9 million in the year ago quarter. During the quarter, the Company shipped 337 total units (including 7 NAA's) at an ASP of $60,958 as compared to 278 units (including 5 NAA's) at an ASP of $36,924 in the year ago quarter.

     Net sales for the six months ended June 30 2000, increased $21.9 million to $40.7 million from $18.8 million in the year ago period. Sales to existing customers for the period represented 85% of sales, or $34.8 million as compared to 88% of sales, or $16.6 million for the same period last year. During the period, the Company shipped 686 total units (including 25 NAA's) at an ASP of $55,297 as compared to 506 units (including 5 NAA's) at an ASP of $36,185 in the year ago period.

     The primary increase in ASP (which is shown gross of the estimate for product returns) is related to a shift in customer demand to higher speed configurations, particularly the new OC-192 product which began shipment in the second quarter of 2000. Additionally, during the quarter, the Company recognized $1.8 million of revenue from upgrades compared to $0.5 million in the prior year. For the six months ended June 30, 2000, revenue from upgrades totaled $3.3 million as compared to $0.9 million in the prior year period. In each of these periods, the majority of the upgrades were related to the conversion of NIC's to OC-48 speeds.

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

  Cost of Goods Sold

     Costs of goods sold principally includes inventory, labor and overhead, management costs, facility rental and depreciation of equipment. Cost of goods sold for the quarter increased by $3.5 million to $7.1 million from $3.6 million in the year ago quarter.

     Cost of goods sold for the six months ended June 30, 2000 increased by $6.8 million to $13.7 million from $6.9 million in the year ago period.

     Growth in cost of goods sold was directly related to the increase in the volume of units sold and a higher cost per unit associated with new product introductions.

  Gross Profit

     Gross profit for the quarter ended June 30, 2000 increased by $7.9 million to $15.0 million from $7.1 million in the year ago quarter. As a percentage of sales, gross margin for the quarter increased to 67.9% from 65.6%.

     Gross profit for the six months ended June 30, 2000 increased by $15.1 million to $27.0 million from $11.9 million in the year ago period. As a percentage of sales, gross margin increased to 66.4% from 63.5%.

     The increase in gross profit for both the quarter and year to date period was related to increases in ASP's, more efficient production methods, better inventory management, and the initial shipments of the new OC-192 product, which began in the second quarter of 2000.

  Engineering and Development

     Engineering and development expenses principally include compensation attributable to engineering and development personnel, depreciation of production assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended June 30, 2000 increased by $0.8 million to $3.5 million, or 15.7% of net sales, from $2.7 million, or 24.9% of net sales, in the year ago quarter.

     Engineering and development expenses for the six months ended June 30, 2000 increased by $1.4 million to $6.8 million, or 16.8% of net sales from $5.4 million, or 28.8% of net sales, in the year ago period.

     The dollar increase for both the quarter and year-to-date period is primarily due to development efforts centered around the Company's new products within the NIC and NAA product lines. In addition, the Company incurred certain other employee benefits expenses during the six months ended June 30, 2000. These increases were partially offset as increased production levels in 2000 allowed for a more proportionate share of overhead expenses to be capitalized as a part of inventory costs.

  Sales and Marketing

     Sales and marketing expenses principally include salaries and commissions paid on sales of products, travel expenses, tradeshow costs, and costs of promotional materials and customer incentives. Sales and marketing expenses for the quarter ended June 30, 2000 increased by $0.4 million to $3.5 million, or 16.1% of net sales, from $3.1 million, or 29.1% of net sales, in the year ago quarter.

     Sales and marketing expenses for the six months ending June 30, 2000 increased $0.8 million to $6.7 million, or 16.4% of net sales, compared to $5.9 million, or 31.1% of net sales, in the year ago period.

     The dollar increase for both the quarter and year-to-date period is directly related to higher commissions resulting from the increased sales activity, an increase in marketing related expenses, and other employee benefit expenses.

  General and Administrative

     General and administrative expenses principally include professional fees, facility rentals, compensation, and information systems related to general management functions. General and administrative expenses for the quarter ended June 30, 2000 increased by $0.7 million to $1.9 million, or 8.6% of net sales, from $1.2 million, or 11.3% of net sales, in the year ago quarter.

     General and administrative expenses for the six months ended June 30, 2000 increased by $0.9 million to $3.2 million, or 7.9% of net sales, from $2.3 million, or 12.3% of net sales, in the year ago period.

     The increase for both the quarter and year-to-date period primarily reflects increased professional fees relating to the Company's various legal matters including the final dismissal of the Company from the class action settlement in March 2000, and increased rental expense. These items were partially offset by certain salary and related savings.

  Other Income or Expense

     Other income for the quarter ended June 30, 2000, increased by $0.1 million to $0.1 million from $0.0 million in the same quarter last year.

     Other income for the six months ended June 30, 2000 was basically unchanged from the same period last year at $0.1 million.

     This category primarily represents interest earned on invested cash balances partially offset by interest expense related to borrowings.

  Net Income or Loss

     Net income for the quarter ended June 30, 2000 increased by $6.1 million to $6.2 million or $.20 per share (diluted), from net income of $0.1 million or $.00 per share in the year ago quarter.

     Net income for the six months ended June 30, 2000 increased by $12.0 million to $10.4 million or $.33 per share (diluted), from a net loss of $1.6 million or $.06 per share in the year ago period.

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

     Cash and cash equivalents at June 30, 2000 were approximately $15.8 million, an increase of $8.3 million from December 31, 1999. As of June 30, 2000, the Company's working capital was approximately $34.4 million as compared to $12.9 million at December 31, 1999. The increase was primarily associated with the increase in cash reserves due to record sales levels, profitability, and proceeds from stock option and warrant exercises, which were partially offset by the repayment of the Secured Bridge Notes. In addition, the shares have been issued in settlement of the shareholder class action litigation eliminating that liability. See the Company's Consolidated Condensed Statements of Cash Flows for additional detail. For the six months ended June 30, 2000, capital expenditures were approximately $0.5 million. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products as well as continued product development efforts.

     The Company entered into an accounts receivable agreement dated December 28, 1998 with EAB Leasing Corp. ("EAB") providing for the sale of the Company's accounts receivable to EAB. The aggregate maximum amount the Company could borrow at one time under this agreement was $2.9 million through June 28, 1999, with a maximum of $2.0 million available on a monthly basis. In connection with this agreement, the Company granted EAB a security interest in its accounts, accounts receivable, contract rights, equipment, chattel paper, general intangibles, instruments, inventory and all proceeds of the foregoing. The annual interest rate equivalent charged to the Company under this agreement was the prime rate plus 1.5%. The agreement also provided that the Company pay a minimum monthly service fee in the amount of $10,000.

     On June 28, 1999 and December 28, 1999, the accounts receivable agreement with EAB automatically renewed for six month periods, the latter ending June 28, 2000 under the same terms and conditions as the previous agreement except the $2.0 million maximum available on a monthly basis was waived. The agreement was still subject to the aggregate maximum amount the Company could borrow at one time of $2.9 million. On May 1, 2000, the Company notified EAB of its intent not to renew the accounts receivable agreement and the agreement terminated accordingly.

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

     On May 20, 1999, a lead plaintiff in the class action suit filed a notice of appeal with the Eleventh Circuit Court of Appeals. On March 16, 2000, all parts of the appeal that pertain to the Company were dismissed with prejudice. The District Court judgment approving settlement of the securities class actions is now final. Following this judgment, the Company has issued substantially all remaining shares of Common Stock in satisfaction of the total shares required under this settlement.

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

     On November 5, 1997, Hugh Brian Haney ("Plaintiff") an early stage investor, commenced an action in the United States District Court for the Southern District of Ohio against Dr. Bryan J. Zwan, our former Chairman of the Board and Chief Executive Officer, and Digital Lightwave ("Defendants"). An amended complaint filed December 15, 1997 alleged violations of Section 10(b) of the Securities Exchange Act, violations of state corporation statutes, and various common law violations by Defendants in connection with Plaintiff's sale to our predecessor in November 1995, pursuant to a previously granted option exercisable by Dr. Zwan and/or our predecessor, of 4,900 shares of stock in our predecessor, an amount equivalent to 19,215,686 shares of our common stock. The amended complaint sought, among other things, (1) rescission of the sale of the shares transferred by Plaintiff and (2) damages of $235 million, together with interest. On October 20, 1998, Digital Lightwave and Dr. Zwan entered into an agreement with Plaintiff to settle the action. The settlement agreement provided, among other things, for dismissal of the action with prejudice, for a $500,000 payment by us to Plaintiff for his attorneys' fees and granted Plaintiff an option, for 10 years, to purchase for $1 per share 2 million shares of Dr. Zwan's Digital Lightwave stock. Pursuant to that agreement, the action was dismissed with prejudice on November 13, 1998. The Company recorded a $3.0 million charge to earnings consisting of the cash payment and the valuation our options upon settlement.

     On April 21, 1999, Plaintiff filed an action in the United States District Court for the Southern District of Ohio against the Defendants alleging that the terms of the settlement agreement entered into between the parties had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded, or,alternatively, that the settlement agreement be set aside. We believe that we have fulfilled our obligations under the settlement agreement and that the claims made by Plaintiff against us in this action are without merit. Accordingly, in response to this action, we filed a motion to dismiss for failure to state a claim against Digital Lightwave. On March 30, 2000, the Court granted in part and denied in part our motion to dismiss. On May 1, 2000, Plaintiff filed an amended complaint alleging two breach of contract claims against us. On June 30, 2000, we filed a motion seeking summary judgment in our favor. The motion is pending. The trial in this matter is scheduled to commence on September 11, 2000. We intend to defend this action vigorously. However, there can be no assurance that we will succeed in defending or settling this action. Additionally, we cannot assure you that the action will not have a material adverse effect on Digital Lightwave.

     On November 23, 1999, Seth P. Joseph, a former officer of Digital Lightwave, commenced an arbitration proceeding against us alleging breach of his employment agreement, violation of the Florida Whistleblower statute and breach of an indemnification agreement and our Company bylaws. As relief, Mr. Joseph seeks $500,000, attorney fees, interest and stock options exercisable for 656,666 shares of our Common Stock. We have filed our answer denying Mr. Joseph's allegations, and alleging multiple affirmative defenses and counterclaims. Our counterclaims against Mr. Joseph seek repayment of loans totaling approximately $113,000, plus interest. The arbitration hearing is expected to occur late this year or early next year. We intend to vigorously oppose Mr. Joseph's claim. However, there can be no assurance that we will succeed in defending this action or that we will prevail on our counterclaims.

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

                                            Date: August 14, 2000

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

                                            Date: August 14, 2000