Form 10-Q
period 2000-09-30
DIGITAL LIGHTWAVE INC
filed 2000-11-14
CIK 1016100

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-Q
(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 000-21669


                           -------------------------

                            DIGITAL LIGHTWAVE, INC.
             (Exact name of registrant as specified in its charter)

                           -------------------------




          DELAWARE                                                95-4313013
---------------------------------                            -------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


                             15550 LIGHTWAVE DRIVE
                           CLEARWATER, FLORIDA 33760
                                 (727) 442-6677
        ----------------------------------------------------------------
        (Address, including zip code, of principal executive offices and Registrant's telephone number, including area code)


     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report (s)), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  [ ]     NO  [ ]
                           -------------------------

     The number of shares outstanding of the Registrant's Common Stock as of November 10, 2000 was 30,458,102.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DIGITAL LIGHTWAVE, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000

                                     INDEX

                                                                       PAGE
                                                                       ----
                          PART I FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements:
         Consolidated Condensed Balance Sheets -- September 30, 2000
         and December 31, 1999.......................................
         Consolidated Condensed Statements of Operations -- Three
         Months Ended September 30, 2000 and September 30, 1999......
         Consolidated Condensed Statements of Operations -- Nine
         Months Ended September 30, 2000 and September 30, 1999......
         Consolidated Condensed Statements of Cash Flows -- Nine
         Months Ended September 30, 2000 and September 30, 1999......
         Notes to Consolidated Condensed Financial Statements........
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings...........................................
Item 4.  Submission of Matters to a Vote of Security Holders.........
Item 6.  Exhibits and Reports on Form 8-K............................
SIGNATURES...........................................................

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            2000            1999
                                                        -------------   ------------
                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash
  of $2,340 and $2,341, respectively..................    $ 23,585        $  7,466
Accounts receivable, less allowance of $190 and $215,
  respectively........................................      21,780          15,397
Inventories...........................................      12,194           6,407
Prepaid expenses and other current assets.............         977             990
                                                          --------        --------
     Total current assets.............................      58,536          30,260
Property and equipment, net...........................       9,057           9,424
Other assets..........................................         350             314
                                                          --------        --------
     Total assets.....................................    $ 67,943        $ 39,998
                                                          ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities..............    $ 13,517        $  8,048
Notes payable, net of discount........................          --           3,000
Interest payable......................................          --              68
Accrued settlement charges............................          --           6,231
                                                          --------        --------
     Total current liabilities........................      13,517          17,347
Long-term liabilities.................................         393             498
                                                          --------        --------
     Total liabilities................................      13,910          17,845
                                                          --------        --------
STOCKHOLDERS' EQUITY:
Common stock..........................................           3               3
Additional paid-in capital............................      76,249          62,807
Accumulated deficit...................................     (22,219)        (40,657)
                                                          --------        --------
     Total stockholders' equity.......................      54,033          22,153
                                                          --------        --------
     Total liabilities and stockholders' equity.......    $ 67,943        $ 39,998
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

                            DIGITAL LIGHTWAVE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        -------------------------
                                                           2000          1999
                                                        -----------   -----------
Sales.................................................  $    26,085   $    14,162
Cost of goods sold....................................        8,439         4,851
                                                        -----------   -----------
Gross profit..........................................       17,646         9,311
OPERATING EXPENSES:
Engineering and development...........................        3,999         2,325
Sales and marketing...................................        3,998         3,147
General and administrative............................        1,771         1,187
                                                        -----------   -----------
     Total operating expenses.........................        9,768         6,659
                                                        -----------   -----------
Operating income......................................        7,878         2,652
Other income (expense)................................          111           (11)
                                                        -----------   -----------
Income before income tax..............................        7,989         2,641
Provision for income taxes............................           --            --
                                                        -----------   -----------
     Net income.......................................  $     7,989   $     2,641
                                                        ===========   ===========
PER SHARE OF COMMON STOCK:
Basic net income per share............................  $      0.26   $      0.10
                                                        ===========   ===========
Diluted net income per share..........................  $      0.25   $      0.09
                                                        ===========   ===========
Weighted average common shares outstanding............   30,194,307    26,863,115
                                                        ===========   ===========
Weighted average common and common equivalent shares
  outstanding.........................................   32,491,073    28,590,833
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

                            DIGITAL LIGHTWAVE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        -------------------------
                                                           2000          1999
                                                        -----------   -----------
Sales.................................................  $    66,754   $    33,002
Cost of goods sold....................................       22,108        11,729
                                                        -----------   -----------
Gross profit..........................................       44,646        21,273
OPERATING EXPENSES:
Engineering and development...........................       10,819         7,746
Sales and marketing...................................       10,673         9,006
General and administrative............................        4,986         3,511
                                                        -----------   -----------
     Total operating expenses.........................       26,478        20,263
                                                        -----------   -----------
Operating income......................................       18,168         1,010
Other income..........................................          270            63
                                                        -----------   -----------
Income before income tax..............................       18,438         1,073
Provision for income taxes............................           --            --
                                                        -----------   -----------
     Net income.......................................  $    18,438   $     1,073
                                                        ===========   ===========
PER SHARE OF COMMON STOCK:
Basic net income per share............................  $      0.63   $      0.04
                                                        ===========   ===========
Diluted net income per share..........................  $      0.58   $      0.04
                                                        ===========   ===========
Weighted average common shares outstanding............   29,243,517    26,656,797
                                                        ===========   ===========
Weighted average common and common equivalent shares
  outstanding.........................................   31,826,579    27,517,832
                                                        ===========   ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DIGITAL LIGHTWAVE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  FOR THE
                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             ------------------
                                                              2000       1999
                                                             -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................    $18,438    $ 1,073
Adjustments to reconcile net income to cash provided
  (used) by operating activities:
  Depreciation and amortization..........................      2,116      1,825
  Loss on disposal of property...........................         68         13
  Provision for uncollectible accounts...................         90         --
Changes in operating assets and liabilities:
  Increase in accounts receivable........................     (6,662)    (4,776)
  (Increase) decrease in inventories.....................     (6,179)       149
  Increase in prepaid expenses and other current
     assets..............................................       (307)      (837)
  Increase in accounts payable and accrued expenses......      5,155      1,970
  Decrease in accrued settlement charges.................         --       (990)
                                                             -------    -------
     Net cash provided (used) by operating activities....     12,719     (1,572)
                                                             -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment.......................       (911)    (1,224)
                                                             -------    -------
     Net cash used in investing activities...............       (911)    (1,224)
                                                             -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable..............................         --      3,000
Principal payments on notes payable......................     (3,000)        --
Proceeds from sale of common stock, net of expenses......      7,475        574
Payments received -- lease receivables...................        188        395
Principal payments -- capital lease obligations..........       (352)      (242)
                                                             -------    -------
     Net cash provided by financing activities...........      4,311      3,727
                                                             -------    -------
Net increase in cash and cash equivalents................     16,119        931
Cash and cash equivalents at beginning of period.........      7,466      3,848
                                                             -------    -------
Cash and cash equivalents at end of period...............    $23,585    $ 4,779
                                                             =======    =======
OTHER SUPPLEMENTAL DISCLOSURES:
Cash paid for interest...................................    $   159    $    39
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred.......................    $   447    $   194
Fixed asset additions included in accounts payable.......         46        155
Accounts receivable related to capital leases............         --        270
Issuance of common stock pursuant to litigation
  settlement.............................................      6,231      1,194

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DIGITAL LIGHTWAVE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Form 10-K for the period ended December 31, 1999, Commission File No. 000-21669.

2. INVENTORIES

     Inventories at September 30, 2000 and December 31, 1999 are summarized as follows:

                                                SEPTEMBER 30,   DECEMBER 31,
                                                    2000            1999
                                                -------------   ------------
                                                       (IN THOUSANDS)
Raw materials.................................     $ 7,721         $3,404
Work-in-process...............................       3,234          2,454
Finished goods................................       1,239            549
                                                   -------         ------
                                                   $12,194         $6,407
                                                   =======         ======

3. COMPUTATION OF NET INCOME PER SHARE

     Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income per share includes the effect of incremental shares from common stock equivalents using the treasury stock method. The table below shows the calculation of basic weighted average common shares outstanding

                            DIGITAL LIGHTWAVE, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS -- (CONTINUED)

and the incremental number of shares arising from common stock equivalents under the treasury stock method:

                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                         SEPTEMBER 30,             SEPTEMBER 30,
                                    -----------------------   -----------------------
                                       2000         1999         2000         1999
                                    ----------   ----------   ----------   ----------
BASIC:
Weighted average common shares
  outstanding.....................  30,194,307   26,863,115   29,243,517   26,656,797
                                    ----------   ----------   ----------   ----------
     Total basic..................  30,194,307   26,863,115   29,243,517   26,656,797
DILUTED:
Incremental shares for common
  stock equivalents...............   2,296,766    1,727,718    2,583,062      861,035
                                    ----------   ----------   ----------   ----------
     Total dilutive...............  32,491,073   28,590,833   31,826,579   27,517,832
                                    ==========   ==========   ==========   ==========

4. LEGAL PROCEEDINGS

     As of April 9, 1998, 23 class action complaints (which were subsequently consolidated into a single action) alleging violations of the federal securities laws during certain periods in 1997 and 1998 had been filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of the Company's Common Stock. The complaints named as defendants the Company, Bryan J. Zwan, former director, Chairman and Chief Executive Officer of the Company, Steven H. Grant, the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary, and other former corporate officers. The complaints allege that the Company and certain officers during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of the Company's Common Stock.

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

                            DIGITAL LIGHTWAVE, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS -- (CONTINUED)

     On May 20, 1999, Charles Chalmers, a lead plaintiff and class representative in the class action suit, filed a notice of appeal with the Eleventh Circuit Court of Appeals. On March 16, 2000, all parts of the appeal pertaining to the Company were dismissed with prejudice. The remaining portion of the appeal was dismissed with prejudice on September 29, 2000. The District Court judgment approving settlement of the securities class actions now is final. Following this judgment, the Company has issued substantially all remaining shares of Common Stock in satisfaction of the total shares required under this settlement.

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

     On April 21, 1999, Plaintiff filed an action in the United States District Court for the Southern District of Ohio against the Defendants alleging that the terms of the settlement agreement entered into between the parties had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded or, alternatively, that the settlement agreement be set aside. In response to this action, the Company filed a motion to dismiss for failure to state a claim against the Company. On March 30, 2000, the Court granted in part and denied in part the Company's motion to dismiss. On May 1, 2000, Plaintiff filed an amended complaint alleging two breach of contract claims against the Company. The Company believes it has fulfilled its obligations under the settlement agreement and that the claims against it are without merit. Accordingly, on June 30, 2000, the Company filed a motion seeking summary judgment in its favor. On August 24, 2000, the Court granted the Company's motion for summary judgment in its entirety. The Company intends to seek entry of a judgment in its favor based upon the summary judgment order. The case remains pending against Dr. Zwan and the trial is scheduled to commence in January, 2001. There can be no assurance that judgment ultimately will be entered in the Company's favor or that, even if judgment is entered, plaintiffs will not successfully appeal the judgment. Additionally,

                            DIGITAL LIGHTWAVE, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS -- (CONTINUED)

there can be no assurance that the Company ultimately will prevail in the action or that the action will not have a material adverse effect on the Company.

     On November 23, 1999, Seth P. Joseph, a former officer of Digital Lightwave, commenced an arbitration proceeding against the Company alleging breach of his employment agreement, violation of the Florida Whistleblower statute and breach of an indemnification agreement and the Company's bylaws. As relief, Mr. Joseph seeks $500,000, attorney fees, interest and stock options exercisable for 656,666 shares of the Company's Common Stock. The Company has filed its answer denying Mr. Joseph's allegations, and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph seek repayment of loans totaling approximately $113,000, plus interest. The arbitration hearing is expected to occur in 2001. The Company intends to vigorously oppose Mr. Joseph's claim. However, there can be no assurance that the Company will succeed in defending this action or that the Company will prevail on its counterclaims.

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

                            DIGITAL LIGHTWAVE, INC.

                        NOTES TO CONSOLIDATED CONDENSED
                      FINANCIAL STATEMENTS -- (CONTINUED)

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

6. OTHER MATTERS

     On October 14, 1999, the Company and Dr. Bryan J. Zwan, the Company's majority stockholder and a then director, entered into an agreement which provides that (i) the size of the Board of Directors ("Board") will be increased from four to five members, (ii) two new outside directors will be appointed to the Board upon the approval of Dr. Zwan and a majority of the current Board and one current outside director will step down, (iii) the newly formed Board will stay in place at least until the Company's annual meeting in 2001 and (iv) the Company will enter into agreements containing provisions with respect to change of control, severance and non-compete with current senior management.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements as well as the future prospects of the Company generally, such investors should specifically consider various factors identified in the Company's Annual Report on Form 10-K for the period ended December 31, 1999, including the matters set forth therein under the caption "Factors That May Affect Operating Results," which could cause actual results to differ materially from those indicated by such forward-looking statements. Factors that may affect the Company's results of operations include but are not limited to the Company's limited operating history and cumulative losses, control by a majority shareholder, dependence on a limited number of products, uncertain market acceptance of planned products, industry-wide component shortages, dependence on contract manufacturing and sole or limited source suppliers, dependence on new product introductions, ability to compete effectively with other companies, rapid technological changes, delays in product development and delivery schedules, success of the original equipment manufacturer ("OEM") agreement with Lucent Technologies, dependence on key personnel, ability to hire and retain key personnel, ability to manage our growth, ability to enter into strategic relationships, quarterly fluctuations in operating results, dependence on proprietary technology, dependence on a limited number of major customers, product certifications, factors inhibiting takeover, shares eligible for future sale, possible volatility of stock price, success in defending significant litigation, liquidity risks and future capital needs, and government regulations. The Company participates in a highly concentrated industry, and has limited visibility with regard to customer orders and the timing of such orders. The Company may also encounter difficulty obtaining sufficient supplies to staff and meet production schedules. As a result, quarter-to-quarter and year-to-year financial performance is highly dependent upon the timely receipt of orders from its customers during fiscal periods. The Company disclaims any obligation to update any such factors or announce publicly revisions to such statements to reflect events or developments.

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

     Primarily, the Company sells its products through a direct sales force to telecommunications service providers and equipment manufacturers. The sales cycle for new customers tends to be long. In addition, the telecommunications industry historically has had a limited number of competitors. Given long sales cycles and few industry participants, sales of the Company's products have tended to be concentrated, and the Company expects that sales will continue to be concentrated in the future.

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

     Until fiscal year 1999, the Company incurred substantial net operating losses as a result of significant investment in research and development, sales and marketing and administrative expenses. In the quarter ended June 30, 1999, the Company showed its first profitable quarter. Profitability has been sustained through the quarter ended September 30, 2000. The Company intends to continue to build its organization in anticipation of growth and believes that its operating expenses will continue to increase accordingly due to a variety of factors including: (1) increased research and development expenses associated with the completion of the products in development and the continued enhancement of existing products; and (2) increased selling, general and administrative expenses associated with continued expansion of sales and marketing capabilities, product advertising and promotion. There can be no assurance that the Company will sustain profitability.

RESULTS OF OPERATIONS

     The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter and nine months ended September 30, 2000 compared to the quarter and nine months ended September 30, 1999. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of net sales to facilitate the discussions that follow.

                                    QUARTER ENDED
                            -----------------------------   AMOUNT    PERCENT    PERCENT OF
                                                            CHANGE     CHANGE     NET SALES
                            SEPTEMBER 30,   SEPTEMBER 30,    FAV/       FAV/     -----------
                                2000            1999        (UNFAV)   (UNFAV)    2000   1999
                            -------------   -------------   -------   --------   ----   ----
                                                (IN MILLIONS, EXCEPT %)
Net sales.................      $26.1           $14.2        $11.9        84%    100%   100%
Cost of goods sold........       (8.4)           (4.9)        (3.5)      (72)     32     34
                                -----           -----        -----     -----     ---    ---
Gross profit..............       17.7             9.3          8.4        91      68     66
Engineering and
  development expenses....       (4.0)           (2.3)        (1.7)      (74)     15     17
Sales and marketing
  expenses................       (4.0)           (3.2)        (0.8)      (25)     15     22
General and administrative
  expenses................       (1.8)           (1.2)        (0.6)      (48)      7      8
                                -----           -----        -----     -----     ---    ---
     Total operating
       expenses...........       (9.8)           (6.7)        (3.1)      (46)     37     47
                                -----           -----        -----     -----     ---    ---
Operating income..........        7.9             2.6          5.3       203      31     19
Other income, net.........        0.1              --          0.1     1,119      --     --
                                -----           -----        -----     -----     ---    ---
Pre-tax income............        8.0             2.6          5.4       207      31     19
Income taxes..............         --              --           --        --      --     --
                                -----           -----        -----     -----     ---    ---
     Net income...........      $ 8.0           $ 2.6        $ 5.4       207%     31%    19%
                                =====           =====        =====     =====     ===    ===

                                  NINE MONTHS ENDED
                            -----------------------------   AMOUNT    PERCENT    PERCENT OF
                                                            CHANGE     CHANGE     NET SALES
                            SEPTEMBER 30,   SEPTEMBER 30,    FAV/       FAV/     -----------
                                2000            1999        (UNFAV)   (UNFAV)    2000   1999
                            -------------   -------------   -------   --------   ----   ----
                                                (IN MILLIONS, EXCEPT %)
Net sales.................     $ 66.8          $ 33.0       $ 33.8       102%    100%   100%
Cost of goods sold........      (22.1)          (11.7)       (10.4)      (89)     33     36
                               ------          ------       ------     -----     ---    ---
Gross profit..............       44.7            21.3         23.4       110      67     64
Engineering and
  development expenses....      (10.8)           (7.8)        (3.0)      (39)     16     23
Sales and marketing
  expenses................      (10.7)           (9.0)        (1.7)      (19)     16     27
General and administrative
  expenses................       (5.0)           (3.5)        (1.5)      (42)      7     11
                               ------          ------       ------               ---    ---
     Total operating
       expenses...........      (26.5)          (20.3)        (6.2)      (30)     39     61
                               ------          ------       ------               ---    ---
Operating income..........       18.2             1.0         17.2     1,717      28      3
Other income, net.........        0.2             0.1          0.1       327      --     --
                               ------          ------       ------               ---    ---
Pre-tax income............       18.4             1.1         17.3     1,576      28      3
Income taxes..............         --              --           --        --      --     --
                               ------          ------       ------     -----     ---    ---
     Net income...........     $ 18.4          $  1.1       $ 17.3    1,576%      28%     3%
                               ======          ======       ======     =====     ===    ===

NET SALES

     Net sales include total revenues from customer purchases of Network Information Computers (NIC's) and, to a limited extent, Network Access Agents (NAA's), net of an estimate for product returns. Net sales for the quarter increased $11.9 million, or 84%, to $26.1 million from $14.2 million in the year ago quarter. Sales to existing customers during the quarter represented 89% of sales, or $23.5 million as compared to 93% of sales, or $13.3 million in the year ago quarter. During the quarter, the Company shipped 334 total units (including 21 NAA's) at an ASP of $76,049 as compared to 303 units (including 4 NAA's) at an ASP of $45,459 in the year ago quarter.

     Net sales for the nine months ended September 30, 2000 increased $33.8 million to $66.8 million from $33.0 million in the year ago period. Sales to existing customers for the period represented 79% of sales, or $53.2 million as compared to 89% of sales, or $29.5 million for the same period last year. During the period, the Company shipped 1,020 total units (including 46 NAA's) at an ASP of $62,092 as compared to 809 units (including 9 NAA's) at an ASP of $39,659 in the year ago period.

     The primary increase in ASP (which is shown gross of the estimate for product returns) is related to a shift in customer demand to higher speed configurations, particularly the new OC-192 product which began shipment in the second quarter of 2000. Additionally, during the quarter, the Company recognized $1.1 million of revenue from upgrades compared to $0.6 million in the prior year. For the nine months ended September 30, 2000, revenue from upgrades totaled $4.4 million as compared to $1.5 million in the prior year period. In each of these periods, the majority of the upgrades were related to the conversion of NIC's to OC-48 speeds.

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

COST OF GOODS SOLD

     Costs of goods sold principally includes inventory, labor and overhead, management costs, facility rental and depreciation of equipment. Cost of goods sold for the quarter increased by $3.5 million to $8.4 million from $4.9 million in the year ago quarter.

     Cost of goods sold for the nine months ended September 30, 2000 increased by $10.4 million to $22.1 million from $11.7 million in the year ago period.

     Growth in cost of goods sold was directly related to the increase in the volume of units sold and a higher cost per unit associated with new product introductions.

GROSS PROFIT

     Gross profit for the quarter ended September 30, 2000 increased by $8.4 million to $17.7 million from $9.3 million in the year ago quarter. As a percentage of sales, gross margin for the quarter increased to 67.6% from 65.7%.

     Gross profit for the nine months ended September 30, 2000 increased by $23.4 million to $44.7 million from $21.3 million in the year ago period. As a percentage of sales, gross margin increased to 66.9% from 64.5%.

     The increase in gross profit for both the quarter and year to date period was related to increases in ASP's, more efficient production methods, and the initial shipments of the new OC-192 product, which began in the second quarter of 2000.

ENGINEERING AND DEVELOPMENT

     Engineering and development expenses principally include compensation attributable to engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended September 30, 2000 increased by $1.7 million to $4.0 million, or 15.3% of net sales, from $2.3 million, or 16.4% of net sales, in the year ago quarter.

     Engineering and development expenses for the nine months ended September 30, 2000 increased by $3.0 million to $10.8 million, or 16.2% of net sales from $7.8 million, or 23.5% of net sales, in the year ago period.

     The dollar increase for both the quarter and year-to-date period is primarily due to development efforts centered around the Company's new products within the NIC and NAA product lines. In addition, the Company incurred certain other employee benefits expenses during the quarter and nine months ended September 30, 2000. These increases were partially offset as increased production levels in 2000 allowed for a more proportionate share of overhead expenses to be capitalized as a part of inventory costs.

SALES AND MARKETING

     Sales and marketing expenses principally include salaries and commissions paid on sales of products, travel expenses, tradeshow costs, and costs of promotional materials and customer incentives. Sales and marketing expenses for the quarter ended September 30, 2000 increased by $0.8 million to $4.0 million, or 15.3% of net sales, from $3.2 million, or 22.2% of net sales, in the year ago quarter.

     Sales and marketing expenses for the nine months ending September 30, 2000 increased $1.7 million to $10.7 million, or 16.0% of net sales, compared to $9.0 million, or 27.3% of net sales, in the year ago period.

     The dollar increase for both the quarter and year-to-date period is directly related to higher commissions resulting from the increased sales activity, increased costs associated with international travel, and other employee benefit expenses. The year-to-date period also reflected an increase in marketing related expenses.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses principally include professional fees, facility rentals, compensation, and information systems related to general management functions. General and administrative expenses for the quarter ended September 30, 2000 increased by $0.6 million to $1.8 million, or 6.8% of net sales, from $1.2 million, or 8.4% of net sales, in the year ago quarter.

     General and administrative expenses for the nine months ended September 30, 2000 increased by $1.5 million to $5.0 million, or 7.5% of net sales, from $3.5 million, or 10.6% of net sales, in the year ago period.

     The increase for the quarter and year-to date period primarily reflects increased professional fees relating to the Company's various legal matters including the final dismissal of the Company from the class action settlement in March 2000, increased rental expense, and other employee benefit expenses. In the year-to date period, these items were partially offset by certain salary and related savings accompanied by a reduction in the use of certain consulting services.

OTHER INCOME OR EXPENSE

     Other income for the quarter ended September 30, 2000, increased by $0.1 million to $0.1 million from $0.0 million in the same quarter last year.

     Other income for the nine months ended September 30, 2000 increased by $0.1 million to $0.2 million from $0.1 million in the same period last year.

     This category primarily represents interest earned on invested cash balances partially offset by interest expense related to borrowings.

NET INCOME OR LOSS

     Net income for the quarter ended September 30, 2000 increased by $5.4 million to $8.0 million or $.25 per share (diluted), from net income of $2.6 million or $.09 per share (diluted) in the year ago quarter.

     Net income for the nine months ended September 30, 2000 increased by $17.3 million to $18.4 million or $.58 per share (diluted), from net income of $1.1 million or $.04 per share in the year ago period.

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

     Cash and cash equivalents at September 30, 2000 were approximately $23.6 million, an increase of $16.1 million from December 31, 1999. As of September 30, 2000, the Company's working capital was approximately $45.0 million as compared to $12.9 million at December 31, 1999. The increase was primarily associated with the increase in cash reserves due to record sales levels, profitability, and proceeds from stock option and warrant exercises, which were partially offset by the repayment of the Secured Bridge Notes. The sales levels also resulted in a record level of trade receivables. In addition, the shares have been issued in settlement of the shareholder class action litigation eliminating that liability. See the Company's Consolidated Condensed Statements of Cash Flows for additional detail. For the nine months ended September 30, 2000, capital expenditures were approximately $0.9 million. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products as well as continued product development efforts.

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

     On October 10, 2000, the Company executed a Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation ("Congress") pursuant to which Congress agreed to provide the Company with a $10.0 million line of credit. Certain conditions precedent to the closing of the Loan Agreement remain outstanding. Under the Loan Agreement, the Company will be entitled to borrow up to $10.0 million subject to certain borrowing limitations based on amounts of the Company's accounts receivable and other assets. The Loan Agreement will have an initial term of two years. All indebtedness outstanding under the Loan Agreement will be collateralized by substantially all of the Company's assets. Under the terms of the Loan Agreement, the Company will be required to maintain certain financial ratios and comply with other restrictive covenants. There can be no assurance that the Company will successfully complete the conditions precedent to the closing of the Loan Agreement.

     The Company continues to consider various financing alternatives, including the Loan Agreement and other equity or debt issuances (the "Financing Sources"). The Company anticipates that its existing cash and cash equivalents and anticipated cash flow from operations together with funds provided from the Financing Sources will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next 12 months. The anticipated cash flow from operations assumes the Company achieves a level of sales that is higher than those of earlier quarters. In the event that these sales levels are not attained, the Company may be required to supplement its working capital with additional funding in order to meet shorter or longer term liquidity needs. There can be no assurance, however, that the Company will achieve the assumed or increased sales levels or that adequate additional financing will be available when needed or, if available, on terms acceptable to the Company.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As of April 9, 1998, 23 class action complaints (which were subsequently consolidated into a single action) alleging violations of the federal securities laws during certain periods in 1997 and 1998 had been filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of our Common Stock. The complaints named as defendants the Company, Bryan J. Zwan, our former director, Chairman and Chief Executive Officer, Steven H. Grant, our Executive Vice President, Finance, Chief Financial Officer and Secretary, and other former corporate officers. The complaints allege that the Company and certain officers during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of our Common Stock.

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

     On May 20, 1999, a lead plaintiff in the class action suit filed a notice of appeal with the Eleventh Circuit Court of Appeals. On March 16, 2000, all parts of the appeal pertaining to the Company were dismissed with prejudice. The remaining portion of the appeal was dismissed with prejudice on September 29, 2000. The District Court judgment approving settlement of the securities class actions now is final. Following this judgment, the Company has issued substantially all remaining shares of Common Stock in satisfaction of the total shares required under this settlement.

     On August 5, 1999, as a complete settlement of an investigation of us being conducted by the U.S. Securities and Exchange Commission relating to the circumstances underlying the restatement of our financial results, we agreed voluntarily to consent to the entry of a permanent injunction enjoining us from violations of Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20 and 13a-13 thereunder. The Commission's complaint and the settlement with the Company were filed with the United States District Court for the Middle District of Florida on March 29, 2000. In connection with the same investigation, on March 29, 2000, the Commission's complaint filed in the District Court also alleges that Dr. Zwan, a former director, Chairman and Chief Executive Officer of the Company, violated Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rules 10b-5 and 13b2-2 thereunder, and that he aided and abetted the Company's alleged violations of Sections 13(a) and 13(b)(2) of the Exchange Act, and Rules 13a-13 and 12b-20 thereunder. In addition, the Commission concurrently settled administrative proceedings against Steven H. Grant, the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary, and two other former officers of the Company. Mr. Grant, without admitting or denying the Commission's findings, consented to the entry of an order that he cease and desist from committing or causing any violation or future violation of Sections 13(a), 13(b)(2)(A) and 12(b)(2)(B) of the Exchange Act, and Rules 12b-20 and 13a-13 thereunder.

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

     On April 21, 1999, Plaintiff filed an action in the United States District Court for the Southern District of Ohio against the Defendants alleging that the terms of the settlement agreement entered into between the parties had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded or, alternatively, that the settlement agreement be set aside. In response to this action, the Company filed a motion to dismiss for failure to state a claim against the Company. On March 30, 2000, the Court granted in part and denied in part the Company's motion to dismiss. On May 1, 2000, Plaintiff filed an amended complaint alleging two breach of contract claims against the Company. The Company believes it has fulfilled its obligations under the settlement agreement and that the claims against it are without merit. Accordingly, on June 30, 2000, the Company filed a motion seeking summary judgment in its favor. On August 24, 2000, the Court granted the Company's motion for summary judgment in its entirety. The Company intends to seek entry of a judgment in its favor based upon the summary judgment order. The case remains pending against Dr. Zwan and the trial scheduled to commence in January, 2001. There can be no assurance that judgment ultimately will be entered in the Company's favor or that, even if judgment is entered, plaintiffs will not successfully appeal the judgment. Additionally, there can be no assurance that the Company ultimately will prevail in the action or that the action will not have a material adverse effect on the Company.

     On November 23, 1999, Seth P. Joseph, a former officer of Digital Lightwave, commenced an arbitration proceeding against us alleging breach of his employment agreement, violation of the Florida Whistleblower statute and breach of an indemnification agreement and our Company bylaws. As relief, Mr. Joseph seeks $500,000, attorney fees, interest and stock options exercisable for 656,666 shares of our Common Stock. We have filed our answer denying Mr. Joseph's allegations, and alleging multiple affirmative defenses and counterclaims. Our counterclaims against Mr. Joseph seek repayment of loans totaling approximately $113,000, plus interest. The arbitration hearing is expected to occur in 2001. We intend to vigorously oppose Mr. Joseph's claim. However, there can be no assurance that we will succeed in defending this action or that we will prevail on our counterclaims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders of Digital Lightwave, Inc. on September 29, 2000, the stockholders voted on three proposals. The first was a proposal to elect Dr. William F. Hamilton, Gerry Chastelet, Robert F. Hussey and Peter A. Guglielmi as directors of the Company. The following table sets forth the votes in such election:

                                                                          VOTES
DIRECTOR                                                    VOTES FOR    WITHHELD
--------                                                    ----------   --------
Dr. William F. Hamilton...................................  20,216,687    38,388
Gerry Chastelet...........................................  20,216,684    39,391
Robert F. Hussey..........................................  20,216,615    39,460
Peter A. Guglielmi........................................  20,216,687    38,388

In addition, Gerald A. Fallon was elected as a write-in nominee with votes for totalling 14,101,750.

     The second was a proposal to ratify and approve the Company's Amended and Restated 1996 Stock Option Plan:

NUMBER OF SHARES:
-----------------
Voted For...................................................   2,187,022
Voted Against...............................................  18,053,111
Abstentions.................................................      15,942

     The third was a proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent auditor for the fiscal year ending December 31, 2000:

NUMBER OF SHARES:
-----------------
Voted For...................................................  20,244,597
Voted Against...............................................       6,939
Abstentions.................................................       4,539

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

     (a) Exhibit

EXHIBIT        DESCRIPTION
-------        -----------
27        --   Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K. On October 3, 2000, the Registrant filed with the SEC a Current Report on Form 8-K reporting the results of the annual meeting of the stockholders held on September 29, 2000 in Clearwater, Florida. These results included nomination and election of five directors to the Company's board, one of whom was nominated at the meeting by the Company's majority stockholder, and the defeat of the proposed Amended and Restated 1996 Stock Option Plan.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                          DIGITAL LIGHTWAVE, INC.

                                          By:      /s/ GERRY CHASTELET
                                             -----------------------------------
                                                       Gerry Chastelet
                                              Chairman, Chief Executive Officer
                                              and President (Principal Executive
                                                           Officer)

Date: November 14, 2000

                                          By:      /s/ STEVEN H. GRANT
                                             -----------------------------------
                                                       Steven H. Grant
                                                       Executive Vice
                                                 President -- Finance, Chief
                                               Financial Officer and Secretary
                                                   (Principal Financial and
                                                     Accounting Officer)

Date: November 14, 2000