Form 10-K
period 2000-12-31
DIGITAL LIGHTWAVE INC
filed 2001-04-02
CIK 1016100

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------


                                   FORM 10-K


(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________


                        COMMISSION FILE NUMBER: 0-21669


                            DIGITAL LIGHTWAVE, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)



             DELAWARE                                            95-4313013
---------------------------------                           -------------------
  (State or Other Jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)



15550 LIGHTWAVE DRIVE CLEARWATER, FLORIDA                            33760
-----------------------------------------                          ----------
(Address of principal executive offices)                           (Zip Code)



       Registrant's telephone number, including area code  (727) 442-6677
                                                           --------------

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

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this Report. [ ]

     The aggregate market value of Registrant's voting stock, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Common Stock as reported by Nasdaq on March 29, 2001: $229,300,311.

     The number of shares of Registrant's Common Stock issued and outstanding as of March 29, 2001: 30,587,076.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

================================================================================

                                     PART I

     The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended regarding Digital Lightwave, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Those "forward-looking statements" include, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects" and words of similar import. Readers are urged to carefully review and consider the various disclosures made by Digital Lightwave in this report and in our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

ITEM 1.  BUSINESS

GENERAL

     Digital Lightwave(R) designs, develops and markets a portfolio of portable and embedded products and technologies for monitoring, maintaining and installing fiber optic circuits and managing fiber optic networks. Network operators and other communications service providers use fiber optics to provide increased network bandwidth to transmit voice, and other non-voice traffic such as Internet, data, and multimedia video transmissions. Through our products, we provide communications service providers and equipment manufacturers with capabilities to cost-effectively deploy and manage fiber optic networks to address the rapidly increasing demand for bandwidth. Our largest customers in 2000 include communications service providers, such as Level 3 Communications, MCI WorldCom, MetroMedia Fibre Networks, Qwest Communications, 360 Networks and Verizon; communications equipment manufacturers including Cisco Systems, Lucent, Nortel Networks, and Tellabs; equipment leasing companies such as Telogy and Technology Rental Services and international distributors including Allen Crawford Associates and Conformance Standards Limited.

     Customers use our products and technologies to ensure that their communications products work properly. They qualify their products during the manufacturing process, verify service during the network installation process, and monitor and maintain deployed networks. In contrast to most existing communications test equipment, we base our products on modular, scaleable hardware and software platforms with a flexible reusable architecture. The flexible architecture allows customers to upgrade existing systems to accommodate new technologies. In 2000, our U.S. market share for the portable Network Information Computers(R) increased from approximately 24% to approximately 33%, as reported by industry analyst Frost and Sullivan. We believe this increase was achieved because our portable products are recognized as the industry leaders in terms of price, performance and size.

     Our Network Information Computer provides engineers and technicians with a truly portable, easy-to-use diagnostic product that offers increased functionality for the installation and maintenance testing of advanced, high speed networks and transmission equipment. In late 1996, we introduced our first Network Information Computer, the ASA 312(R). Since then, we developed additional models of our Network Information Computer which serve the high and low speed market both domestically and internationally, principally the NIC 10G(TM) and the NIC 2.5G(TM). We also continue to develop additional functionality and features for the entire Network Information Computer product family.

     In 1998, we introduced the Network Access Agent(TM) product line, which incorporates the technology developed for the Network Information Computer. Our Network Access Agents are unattended, software-controlled performance monitoring and diagnostic products permanently installed within optical-based networks. Customers use our Network Access Agents to manage optical networks from a central location. In May 1999, we introduced the WaveAgent(TM), our first Dense Wave Division Multiplexing, or DWDM, customized subsystem in the Network Access Agent line, through our original equipment manufacturer agreement with Lucent Technologies. We designed our WaveAgent for integration into Lucent Technologies' then latest optical transmission system. We believe Lucent Technologies is currently running customer lab trials on a limited number of our WaveAgents. Lucent Technologies' placement of additional orders for WaveAgents is conditioned upon Digital Lightwave achieving development objectives, and upon Lucent Technologies' customer demand. We have developed other products for the Network Access Agent product family, including additional products for the DWDM market. Network Access Agents accounted for approximately 5% of our revenues in 2000. In order to respond to potential market opportunities for our different product families, in early 2001 we created our Technology and Systems Division to address the integrated and embedded markets and the Portable Products Division to address the portable test equipment market.

     We were incorporated in California on October 12, 1990 under the name Digital Lightwave, Inc., and reincorporated in Delaware on March 18, 1996 through our merger into a newly formed Delaware corporation. Unless the context otherwise requires, as used in this Report the "Company", "we", "our", and "Digital Lightwave" refer to Digital Lightwave, Inc., a Delaware corporation, and its predecessor entity. Our principal executive offices are located at 15550 Lightwave Drive, Clearwater, Florida, 33760, and telephone number at that address is (727) 442-6677.

INDUSTRY

     Over the past several years, the communications industry has undergone fundamental changes. The volume of traffic carried over communications networks has increased significantly, principally as the result of the rapid growth of data traffic as well as steady growth of voice traffic. Non-voice traffic has increased substantially due to a variety of factors, including the Internet, e-commerce, fax, video and a proliferation of bandwidth intensive applications and personal hand-held email and internet appliances. Bandwidth is the range of frequencies that can be transmitted through a medium, such as glass fibers, without distortion. The increase in the quantity and types of traffic carried over communications networks has increased demand for networks capable of delivering private communications in a confidential, secure manner.

     The communications industry has addressed the demand for increased, reliable network capacity by installing new fiber optic transmission lines, increasing transmission rates and employing new technologies such as DWDM, a process that increases the carrying capacity of existing fiber by permitting the transmission of multiple lightwave signals over a single optical fiber. Faster transmission speeds, new technologies and an increasing range of traffic types magnify the complexity of communications networks while continuing demands for greater bandwidth stress their capacity. In addition, various standards or "protocols" are required for encoding and transmitting information across these networks, including, for example, the T-Carrier protocol, Synchronous Optical Network Technology, or SONET, Synchronous Digital Hierarchy, or SDH, and asynchronous transfer mode, or ATM. New fiber optic networks must be compatible with existing legacy networks and protocols as well as with wireless networks used in cellular technologies. The T-Carrier protocol is insulated copper wire cables which carry electrically transmitted digital signals. The SONET protocol is an electronics and network architecture and protocol utilized primarily in North America for variable optical bandwidth products which enables transmission of voice, video and data at very high speeds, while SDH is the equivalent protocol in the European marketplace. ATM is an information transfer standard that is one of a general class of technologies commonly used for the relay of traffic over global optical networks.

     The increasing demand for communications capabilities, together with worldwide deregulation of the communications industry, has led to an increase in the number of service providers entering the industry. These conditions have heightened the need to provide uninterrupted service while creating new competitive pressures to increase operational efficiencies.

     As the network environment becomes increasingly complex and the communications industry becomes more competitive, network communications diagnostic equipment is required for quality assurance during network installation and to monitor and maintain the integrity of existing networks. During the installation of new networks, portable test equipment is required to qualify and verify the communications infrastructure, including transmission lines, signal generators, switches and other network equipment. Once the network is deployed, real-time simultaneous and independent analysis is required to monitor network performance and reduce the possibility of network interruptions or system failures to improve overall operational efficiency.

THE DIGITAL LIGHTWAVE SOLUTION

     Through our products, we provide communications service providers and equipment manufacturers with capabilities to cost-effectively deploy and manage fiber optic networks to address the rapidly increasing demand for bandwidth. Characterized by their ease of use, Digital Lightwave's products qualify the product during the manufacturing process, verify service during optical network installation and provide ongoing quality assurance after new equipment is deployed.

     We believe that our Network Information Computers and Network Access Agents offer a broad range of features and capabilities that provide distinct competitive advantages over the traditional network test equipment offered by our competitors. We designed our Network Information Computers to provide technicians with a more compact, easy-to-use, lightweight product with increased functionality compared to other products currently available. The Network Information Computer (i) is an integrated product that is capable of independently and simultaneously testing multiple protocols; (ii) utilizes an intuitive windows-based graphical user interface with a touch sensor display to create an easy-to-use diagnostic tool; and (iii) is a software-based solution which can be easily upgraded and customized.

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

     Our products are based on advanced technologies, including modular and scaleable hardware and software platforms and a flexible architecture that allows customers to easily upgrade existing systems to accommodate new technologies. We plan to utilize the core technology of our Network Information Computer and our Network Access Agents to continue to develop portable and embedded products that address the evolving needs of the optical networking industry.

PRODUCTS

     Our current family of products is organized into two product lines: Network Information Computers and Network Access Agents.

     Network Information Computers. Our portable Network Information Computers enable users to verify, qualify and monitor the performance of communications networks and transmission equipment. We designed the Network Information Computer to replace existing network test instruments by incorporating their functions into a software-based information processing system, adding additional functions and improving performance while maintaining competitive pricing. With the Network Information Computer, communications service providers and equipment manufacturers are able to plan for and implement fiber optic network expansion more cost-effectively and verify and manage information concerning the transmission of voice, data, image and video traffic. Communications equipment manufacturers also use the Network Information Computer in designing, engineering and manufacturing their products, installing their products in the networks of their customers and providing ongoing customer support.

     The Network Information Computer generates, transmits, receives, multiplexes and processes legacy and lightwave signals and provides network analysis. The Network Information Computer's easy-to-use graphical user interface is a touch sensor over a large color display which provides simple and intuitive windowed graphics and menus. The Network Information Computer may be accessed and operated remotely by modem or through direct connection to an ethernet local area network or LAN. A LAN is a group of computers and other devices dispersed over a relatively limited area and connected by a communications link that enables any device to interact with any other on a network. An ethernet is a protocol commonly used on LANs.

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

     The following core technologies are used in the Network Information Computer and provide a basis for certain of our products in development: (1) a software operating environment which runs over a windows or a MS-DOS platform;
(2) programs which operate our firmware and hardware; (3) graphical user interface programs, written in object-oriented code, running in a windowed environment; (4) network protocol translators, which logically process discrete network information from signals at specific bandwidths and specific protocols; and (5) Network Protocol Processors(TM), which process information encoded in a specific protocol over a range of bandwidth.

     To allow our customers to work simultaneously with different bandwidths and protocols, we have developed a non-blocking switch matrix and applications software that allow our customers to "frame up" on a given signal, multiplex or demultiplex the signal into different transmission speeds and map the signal into different protocols without interfering with signal transmission. A non-blocking switch matrix is an internal switch in a system that has the ability to switch multiple transmissions to different circuits simultaneously without causing congestion internally in the switch. Demuliplex is the process of separating two or more signals that were previously multiplexed. These functions allow customers to derive information concerning the performance of the network under various existing or potential conditions.

     Network Access Agent. Network Access Agents are unattended, software controlled performance monitoring and diagnostic equipment embedded within optical networks for analysis, installation and management of a communications network from a remote or centralized location. We recently commenced sales of our Network Access Agent which is a modular hardware/software platform designed to provide network operators with real-time information concerning performance of the network segments where a Network Access Agent has been installed. Installation of Network Access Agents at multiple access points throughout networks provides the capability for end-to-end monitoring, maintenance and management of fiber optic networks. Network Access Agents provide performance and quality data to the network operator through a standard operations interface. Network Access Agents incorporate technology that we developed for the Network Information Computer, that includes advanced hardware and software technology that accesses bits in lightwave and legacy communications transmissions, a non-blocking switch matrix that maps signals into different transmission speeds and protocols, and object-oriented software that controls selectable features accessible through Windows operating system or other user environments. A Bit is a contraction of the term binary digit which represents a single digit of information expressed as a 0 or a 1, high or low, yes or no.

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

     Future Products and Enhancements. On January 18, 2000, we announced the NIC 10G, the industry's first portable computer for OC-192 fiber optic network testing, which commenced shipping to customers during second quarter of 2000 and generated over 30% of our revenues for the year. We plan to leverage the core technologies of our Network Information Computer and Network Access Agent to continue to develop a family of advanced portable and embedded products and enhancements that address the evolving needs of the optical networking industry.

CUSTOMERS

     Through December 31, 2000, we have sold approximately 3,700 units of the Network Information Computer and approximately 90 Network Access Agents to approximately 220 customers. Set forth below is a representative list of purchasers of our products:

REGIONAL BELL OPERATING COMPANIES
Ameritech Corporation
BellSouth Corporation
Verizon

EQUIPMENT MANUFACTURERS
Alcatel Network Systems, Inc.
CIENA
Cisco Systems, Inc.
Fujitsu
Lucent Technologies, Inc.
Nortel Networks
ONI Systems
Tellabs Operations, Inc.

COMPETITIVE LOCAL EXCHANGE CARRIERS
AT&T Local Service

EQUIPMENT LEASING COMPANIES
Continental Resources
ElectroRent
McGrath Rentelco
Technology Rental Services or TRS
Telogy

INTER-EXCHANGE CARRIERS
Enron Corporation
Level 3 Communications, Inc.
MetroMedia Fiber Networks
MCI WorldCom, Inc.
Progress TeleCOM Corporation
Qwest Communications
360 Networks

WIRELESS SERVICE PROVIDERS
AT&T Wireless

INTERNATIONAL DISTRIBUTORS
Allen Crawford Associates
Conformance Standards Limited

     We also sell our products to other segments of the communications industry, such as independent telephone companies and private network operators.

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

     For the year ended December 31, 2000, the Company's largest customer, Telogy, accounted for approximately 15% of total revenues. For the year ended December 31, 1999, our two largest customers accounted for approximately 39% of total revenue, with Telogy accounting for 21% of total sales and Technology Rental Services for 18% of total sales. Both Telogy and TRS purchase our products for lease to end users in the communications industry. We believe that a significant portion of the equipment purchased by Telogy and TRS is deployed at Nortel Networks. For the year ended December 31, 1998, our four largest customers accounted for approximately 57% of total revenues, with Qwest, MCI WorldCom, Tellabs, and GTE accounting for approximately 17%, 16%, 13% and 11% of total sales, respectively. No other customers accounted for sales of 10% or more during those years. Some of the customers highlighted in years prior to 2000 as accounting for more than 10% of total sales continued to purchase at similar dollar levels in 2000 although those levels did not surpass the 10% threshold of this record sales year. There can be no assurance regarding the amount or timing of purchases by any customer in any future period. See "Factors That May Affect Operating Results -- We are dependent on a limited number of major customers."

SALES, MARKETING AND CUSTOMER SUPPORT

     Sales. Domestically, we sell our products to communications service providers and network equipment manufacturers through a sales organization of 40 employees, including managers, sales engineers and sales administrative staff based at our principal executive offices and across two geographic regions, divided into multiple territories throughout the U.S. The primary functions of our direct sales force are (i) to ensure that existing and potential customers in each territory are being regularly contacted, (ii) to differentiate the features and capabilities of our products from competitive offerings, (iii) to assist customers with the implementation of our products and (iv) to serve as a direct link to assure quality and timely customer support. In addition, we believe that our direct sales staff helps us to monitor changing customer requirements, as well as the development of industry standards. We sell to international markets through international distributor channels with some direct sales and sales support.

     Marketing. In marketing the Network Information Computer, we focus on the divisions of communications service providers that are responsible for planning and installing extensions of the network, as well as the quality assurance divisions of communications equipment manufacturers. In marketing the Network Access Agents, we have directed our preliminary efforts towards the strategic planning divisions of communications service providers and private network operators in order to define customer requirements. We seek to build awareness of our products through a variety of marketing channels and methodologies, including industry trade shows and conferences and direct mailings to targeted customers.

     Customer Support. We offer technical support to our customers 24 hours a day, seven days a week, via a toll-free hotline to reach on-site or on-call personnel. Our customer support organization is comprised of 11 employees. We perform all service and repair at our Clearwater, Florida facility by a factory repair group which is accounted for within our manufacturing functional area. We provide technical support through our toll-free hotline, or through five remote sales/customer support sites. Our technical support engineers are trained in the hardware and software incorporated in our products, as well as the networks and transmission equipment operated by our customers. We offer between a one-year and a three-year limited warranty on our products.

PRODUCTION

     Our production operations consist primarily of material planning and procurement, final assembly, software loading, testing and quality assurance. Our operational strategy relies on outsourcing of manufacturing to reduce fixed costs and to provide flexibility in meeting market demand. We subcontract the manufacture of computer system boards, plastic molds and metal chassis, and certain subassemblies and components for the Network Information Computer and the Network Access Agent. We perform final assembly and program the products with our software. We have implemented strict quality control procedures throughout each stage of the manufacturing process, and test the boards and subassemblies at various stages in the process, including final test and qualification of the product. We are ISO 9001 certified. ISO 9001 is an international standard for quality management and assurance. To further enhance quality and efficiency, in October 1999, we centralized all of our production in one location by transferring all operations to our headquarters facility in Clearwater, Florida.

     Although we generally use standard parts and components for our products, we currently purchase several key components used in the manufacture of our products from a sole-source or limited sources, the loss of which could seriously disrupt our operations. We purchase certain laser and laser amplifier components, power supplies, touch-screen sensors, single-board computers, and SONET overhead terminators used in the Network Information Computer and the Network Access Agent from a single or a limited number of contractors. In addition, for the Network Access Agent, we purchase a filter, a controller board and an interface board from a single or limited number of contractors. We do not have long-term agreements with any of these sole or limited sources of supply. Also, some component manufacturers were not able to produce enough parts and components to meet industry demand in the year 2000. Any interruption in the component supply, or in our inability to procure these components from alternate sources at acceptable prices and within a reasonable time, could materially adversely effect our business, financial condition and results of operations. We are currently attempting to qualify certain additional suppliers for certain of the sole-sourced components. However, qualifying additional suppliers is time consuming and expensive and the likelihood of errors could be greater with new suppliers.

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

ENGINEERING AND DEVELOPMENT

     We have organized our engineering and development efforts into product or project teams. We organize our teams around the development of a particular product, and each team is responsible for all aspects of the development of that product and any enhanced features or upgrades. Our engineering teams are located at our corporate headquarters in Clearwater, Florida and our facility in Wall Township, New Jersey. We expect to significantly grow our engineering resources and are considering opening additional development centers in the United States.

     As of March 29, 2001, our engineering and development department consisted of 48 full time employees and a number of contractors. During fiscal years 2000, 1999 and 1998 we spent approximately $14.1 million, $10.2 million, and $14.3 million, on sponsored engineering and development activities, respectively.

INTELLECTUAL PROPERTY

     Our success and our ability to compete depends in part upon our proprietary technology, which we protect through a combination of patent, copyright, trade secret and trademark law. As of March 29, 2001, in the United States, we have four issued patents relating to the Network Information Computer and Network Access Agent. We have filed continuation applications for each of these issued patents. Currently we have five patents pending relating to our technology. We cannot assure you that the patents for which we have applied or intend to apply will be issued, or that the steps that we take to protect our technology will be adequate to prevent misappropriation. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. In addition, our growth strategy includes a plan to enter international markets, and the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.

     As part of our confidentiality procedures, we generally enter into non-disclosure agreements and proprietary information and invention agreements with our employees and suppliers and limit access to and distribution of our proprietary information. Despite these precautions, it may be possible for third parties to copy or otherwise obtain and use our technology without authorization.

     From time to time we may either license our proprietary rights to third-parties or in-license certain technologies from third-parties for use in our products. The communications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We have no reason to believe that our technology infringes on the proprietary rights of others and we have not received any notice of claimed infringements. Nonetheless, third parties may assert infringement claims against us in the future that may or may not be successful. If we must defend ourselves or our customers against such claims, we could incur substantial costs regardless of the merits of the claims. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block our ability to sell our products, and could obtain an award of substantial damages. Any such claim could seriously damage our business. In the event of a successful claim of infringement against us, we may be required to obtain one or more licenses from third parties, including our customers.

BACKLOG

     Our backlog at December 31, 2000 was approximately $12.4 million. Variations in the size and delivery schedule of purchase orders we receive, as well as changes in customers' delivery requirements, may result in substantial fluctuations in backlog from period to period. Accordingly, we believe that our backlog cannot be considered a meaningful indicator of future financial results.

SEASONALITY

     Our sales are generally seasonal, with the largest portion of quarterly sales tied to communications industry purchasing patterns, which tend to decrease during the first calendar quarter of the year.

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

     We believe that there are five principal competitors that currently offer products that compete with the Network Information Computer, including Agilent which was formerly a part of Hewlett-Packard, Acterna, the merged company of Telecommunications Techniques Corporation or TTC, and Wavetek Wandel Goltermann, or WWG, Anritsu, Tektronix, and ANDO. However, the companies that offer test instruments in competition with the Network Information Computer do not provide an integrated, comprehensive solution to performance monitoring transmission speeds from DS-0 through OC-48 simultaneously in a single, lightweight, upgradeable, portable unit. Also, our NIC 10G is better than similar products offered by our competitors in the areas of price, portability and functionality. Although there are several companies that offer network monitoring and test instruments, including Hekimian Laboratories, Inc., a division of Spirent, Acterna and Sage Instruments, none of these companies offer lightwave network monitoring products in direct competition with our latest Network Access Agents. Accordingly, we believe that there are currently no competitors that provide optical network monitoring capability which cover the full range of features offered by the Network Access Agent. We are aware of certain companies that are also developing equipment to monitor lightwave transmissions. Many of our competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources than we do. In addition, a number of these competitors have long established relationships with our customers and potential customers. We believe it is likely that competitors will enter the market for most, if not all, of the products which we will offer. See "Risk Factors -- Our industry is extremely competitive and such competition may negatively affect our business."

REGULATORY MATTERS

     Our products must meet industry standards and, in the United States, our products must comply with various regulations promulgated by the Federal Communications Commission and Underwriters Laboratories. We sell our products in international markets, and believe our products comply with standards established by communications authorities in various countries as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. In addition, some of our planned products may be required to be certified by Bell Communications Research in order to be commercially viable. Any inability to obtain on a timely basis or retain domestic or foreign regulatory approvals or certifications that may be required in the future or to comply with existing or evolving industry standards could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

     As of March 29, 2001, we employed a full-time staff of 181 employees, of which 97 were engineering, quality and production personnel, and the remainder were sales and marketing staff and administrative personnel. We believe that our relationship with our employees is good.

                   FACTORS THAT MAY AFFECT OPERATING RESULTS

     The following factors, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following Risk Factors) contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

     Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors we currently know about. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of the this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the report.

WE EXPERIENCE FLUCTUATIONS IN OUR OPERATING RESULTS AND OUR SALES ARE SEASONAL

     Our quarterly operating results have fluctuated in the past and our future quarterly operating results are likely to vary significantly due to a variety of factors, many of which are outside our control. Factors that could affect our quarterly operating results include:

     - Announced capital expenditure cutbacks by customers within the communications industry;

     - General economic conditions, including inflationary or recessionary pressures, as well as those specific to the communications and related industries.

     - The product mix, volume, timing and number of orders we receive from our customers;

     - The long sales cycle for obtaining new orders;

     - Our ability to obtain sufficient supplies of sole or limited source components for our products;

     - Our ability to obtain critical components;

     - Our ability to attain and maintain production volumes and quality levels for our current and future products;

     - The timing of introduction and market acceptance of new products by us, our competitors or our suppliers;

     - Our success in developing, introducing and shipping product enhancements and new products;

     - Pricing increases or decreases by us or our competitors;

     - Changes in costs of materials, labor and overhead; and

     - Our ability to enter into long term agreements or blanket purchase orders with customers.

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

WE ARE DEPENDENT ON A LIMITED NUMBER OF PRODUCTS AND ARE UNCERTAIN OF THE MARKET FOR OUR PRODUCTS AND OUR PLANNED PRODUCTS

     We derive the vast majority of our sales from our initial product, the Network Information Computer, and we expect that sales of Network Information Computers will continue to account for a substantial portion of our sales for the foreseeable future. In 1998, we started shipping a commercial version of our Network Access Agent, based on the same core technology as the Network Information Computer. In 2000, Network Access Agents accounted for approximately 5% of our revenues. We cannot predict the future level of acceptance by our customers of the Network Access Agent, and we may not be able to generate significant revenues from this product. Because the market for our products is evolving and subject to rapid technological change, we are uncertain about the size and scope of the market for our current and future products. Our future performance will depend on increased sales of the Network Information Computer, market acceptance of the Network Access Agent, our ability to enter into additional original equipment manufacturer agreements and the successful development, introduction and market acceptance of other new and enhanced products. If we are delayed in introducing or producing new products or fail to detect software or hardware errors in new products (which frequently occur when new products are first introduced), market acceptance of our products and our credibility with our customers might be diminished. This could have a material adverse affect on our business, financial condition and results of operations.

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

     If we fail meet these objectives or to adapt to changing market conditions or customer requirements, our business, financial condition and operating results would be materially adversely affected.

OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH OF THE INTERNET

     A significant portion of our revenues comes from communications carriers, communications equipment manufacturers and other customers that rely upon or are driven by the Internet. As a result, our future results of operations substantially depend on the continued acceptance and use of the Internet as a medium for commerce and communication. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon. Our business could be harmed if this rapid growth does not continue or if the rate of technological innovation, deployment or use of the Internet slows or declines. Furthermore, the growth and development of the market for Internet-based services may prompt the introduction of new laws and regulations. Laws, which impose additional burdens on those companies that conduct business online, could decrease the expansion of the use of the Internet. A decline in the growth of the Internet could decrease demand for our products and services and increase our cost of doing business, or otherwise harm our business.

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

     Our principal competitors with respect to our Network Information Computers are Agilent, Acterna, the merged company of Telecommunications Techniques Corporation or TTC and Wavetek Wandel Goltermann or WWG, Tektronix, Anritsu, ANDO Corporation and other companies which offer network monitoring products. Our principal competitors with respect to our Network Access Agents are Hekimian Laboratories, Inc., Acterna and Sage Instruments, although these companies have designed products primarily for copper-based legacy networks. We are a relative newcomer to the communications equipment market, and many of these competitors have significantly longer operating histories, greater name recognition, and greater technical, financial, manufacturing and marketing resources than we have. A number of our competitors have long-established relationships with our current and potential customers. Furthermore, many of our large competitors may offer customers a broader product line than we currently offer or anticipate offering in the near future. These companies may have a competitive advantage over us in sales of similar products or alternative lightwave management solutions. We expect that competition will increase in the future and that new competitors will enter the market for most if not all of the products we will offer. Increased competition could reduce our profit margins and cause us to lose, or prevent us from gaining, market share. Any of these events could have a material adverse effect on our business, financial condition and results of operation.

WE ARE DEPENDENT ON A LIMITED NUMBER OF MAJOR CUSTOMERS AND A DECREASE IN ORDERS FROM ANY MAJOR CUSTOMER COULD DECREASE OUR REVENUES

     For the year ended December 31, 2000, our largest customer, Telogy, accounted for approximately 15% of total revenues. For the year ended December 31, 1999, our two largest customers accounted for approximately 39% of total revenue, with Telogy and TRS, accounting for 21% and 18% of total sales, respectively. Both Telogy and TRS purchase our products for lease to end users in the communications industry. We believe that a significant portion of the equipment purchased by Telogy and TRS is deployed at Nortel Networks. For the year ended December 31, 1998, our four largest customers accounted for approximately 57% of total revenues, with Qwest, MCI WorldCom, Tellabs, and GTE accounting for approximately 17%, 16%, 13% and 11% of total sales, respectively. We cannot predict the amount or timing of purchases by any customer in any future period.

     Our success is dependent upon our ability to broaden our customer base to increase our level of sales. None of our customers has a written agreement with us that obligates it to purchase additional products. If one or more of our major customers decide not to purchase additional products, or cancel orders previously placed, our revenues will decrease. In order to increase our revenues we must retain our largest customers and attract additional major customers. If we lose one or more of our major customers or if we fail to broaden our customer base, our revenues will not increase, and could decrease, which would have a material adverse effect on our business, financial condition and results of operations.

FLUCTUATIONS IN OUR CUSTOMERS' BUSINESS COULD CAUSE OUR BUSINESS AND STOCK PRICE TO SUFFER

     Our business is dependent upon product sales to communications network system providers, who in turn are dependent for their business upon orders for fiber-optic systems from communications carriers. Business fluctuations affecting our system provider customers or their communication carrier customers have affected and will continue to affect our business. Moreover, our sales often reflect orders shipped in the same quarter in which they are received, which makes our sales vulnerable to short-term fluctuations in customer demand and difficult to predict. In general, customer orders may be cancelled, modified or rescheduled after receipt. Consequently, the timing of these orders and any subsequent cancellation, modification or rescheduling of these orders have affected and will in the future affect our results of operations from quarter to quarter. Also, as our customers typically order in large quantities, any subsequent cancellation, modification or rescheduling of an individual order may alone affect our results of operations. In this regard, we have experienced rescheduling of orders by customers and may experience similar rescheduling in the future, which we believe reflects reductions in carrier capital spending and inventory adjustments by our customers in response to less certain carrier demand.

FAILURE TO EXPAND OR ENTER INTO ADDITIONAL ORIGINAL EQUIPMENT MANUFACTURER RELATIONSHIPS MAY ADVERSELY AFFECT OUR RESULTS

     An important component of our growth strategy is to enter into original equipment manufacturer agreements that incorporate our customized technology in order to expand our product lines and offer our products and services to a larger customer base. For example, in 1999 we entered into an original equipment manufacturer agreement with Lucent Technologies to market our products and technology and we are seeking additional similar relationships to market our products on an original equipment manufacturer basis. We have limited sales of products on an original equipment manufacturer basis. We may not be able to successfully enter into such additional arrangements or we may be unable to capitalize on the relationships we do establish.

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

WE ARE DEPENDENT ON CONTRACT MANUFACTURERS AND SOLE AND LIMITED SOURCE SUPPLIERS WHICH COULD ADVERSELY AFFECT OUR OPERATIONS

     Contract Manufacturers. Our operational strategy is to outsource component manufacturing. We subcontract the manufacture of computer system boards, plastic molds and metal chassis and certain subassemblies and components. We do not maintain large inventories of components for building our products. From time to time, our suppliers have failed to meet component delivery schedules, have failed to provide us with sufficient quantities of components and have failed to meet our component quality standards. We expect that these or other difficulties may occur in the future. These difficulties may be magnified as we introduce new products and product enhancements over the next twelve months. If demand for our products increases, we will need to coordinate our efforts with our contract manufacturers in order to achieve sufficient production levels. We do not know whether we will be able to manage our contract manufacturers effectively or whether the manufacturers will be able to supply us with the quantity and quality of products on the delivery schedule that we require. We are attempting to identify additional potential component manufacturers, but do not have enough qualified manufacturers to guaranty that we will consistently have sufficient quantities of quality components. If our contract manufacturers are unable to provide us with adequate supplies of high-quality products or if we lose any of our contract manufacturers without qualifying others, our ability to meet orders may be diminished. Such delays could have a material adverse effect on our business, financial condition and results of operations.

     Sole and Limited Source Suppliers. Several key components used in the manufacture of our products are currently purchased from a sole-source or limited sources, the loss of which could seriously disrupt our operations. We purchase certain laser and laser amplifier components, power supplies, touch-screen sensors, single-board computers, and SONET overhead terminators used in the Network Information Computer and the Network Access Agent from a single or a limited number of contractors. In addition, for the Network Access Agent, we purchase a filter, a controller board, and an interface board from a single or limited number of contractors. We do not have long-term agreements with any of these sole or limited sources of supply. Any interruption in the supply of any of these components, or in our ability to procure these components from alternate sources at acceptable prices and within a reasonable time, could have a material adverse effect upon our business, financial condition and results of operations. We have not yet successfully qualified additional suppliers for certain of the sole-sourced components. Qualifying additional suppliers is time consuming and expensive and the likelihood of errors could be greater with new suppliers. Any delay in or cancellation of a shipment of our components could have a material adverse effect on our business, financial condition and results of operations.

INDUSTRY-WIDE SHORTAGES OF SEVERAL OF OUR KEY COMPONENTS COULD DISRUPT OUR OPERATIONS AND HARM OUR BUSINESS

     We are dependent on third-party manufacturers for the components used in our products. In the past, there have been industry-wide shortages in some of the optical components used in our Network Information Computers and Network Access Agents. If such shortages arise again, our suppliers may be forced to allocate available quantities among their customers, and we may not be able to obtain components and materials on the schedule we require, if at all. These shortages could lead to delays in shipping our products to our customers. Delayed shipments to our customers could significantly harm our business. If prices of these components increase significantly, our margins on our products will decrease.

FAILURE TO EFFECTIVELY MANAGE OUR GROWTH MAY AFFECT OUR RESULTS

     Successful implementation of our business strategy in the rapidly evolving fiber optic equipment market will require effective planning and management. We are continuing to expand our product lines and introduce new products and features and extending our operations internationally. We have expanded our operations over the past year and our success depends upon continued expansion. Our growth has placed, and we expect future growth to continue to place, a significant strain on our management, operational and financial resources. To manage our growth, we will need to continue to:

     - Improve our financial and managerial controls, reporting systems and procedures;

     - Attract and retain qualified management staff;

     - Increase, train and manage our work force;

     - Develop our sales and marketing network;

     - Develop our international business strategy;

     - Expand our corporate infrastructure; and

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

WE HAVE A LIMITED OPERATING HISTORY AND CUMULATIVE LOSSES, AND WE MAY NOT BE ABLE TO ACHIEVE SUSTAINED OPERATING PROFITABILITY

     We have a limited operating history. We shipped our first product, the Network Information Computer, in February 1996, and have shipped only limited quantities of our second product, the Network Access Agent. To date, we have incurred substantial costs, including costs to:

     - Develop and enhance our technology and products;

     - Establish our engineering, production and quality assurance operations;

     - Recruit and train sales, marketing and customer service groups; and

     - Build administrative and operational support organizations.

     As a result of these costs, we have incurred operating losses in each fiscal year through December 31, 1998 and became profitable on an operating basis for the first time in the three months ended June 30, 1999 and for the years ended December 31, 1999 and December 31, 2000. As a result of our historical operating losses, combined with $11.5 million in charges and settlement amounts recorded in connection with the settlement of certain lawsuits and a $1.0 million reorganization charge, as of December 31, 2000, our accumulated net losses totaled approximately $9.3 million. We anticipate that our costs will continue to increase for the foreseeable future as we create and introduce new products and technologies, develop additional distribution channels and hire additional employees. We expect that any related increases in revenues will lag behind these cost increases for the foreseeable future. If we cannot sustain operating profitability or positive cash flow from operations, we may not be able to meet our working capital requirements. This would have a material adverse effect on our business, financial condition and results of operations.

     An investor in our common stock must consider the risks, challenges and difficulties frequently encountered by companies in intensely competitive and rapidly evolving markets such as the communications and fiber optic equipment markets. To address these risks, we must, among other things:

     - Respond to competitive and technological developments;

     - Continue to attract, retain and motivate qualified personnel;

     - Establish, maintain and enhance the Digital Lightwave brand;

     - Maintain and increase market penetration in existing markets; and

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

OUR PRINCIPAL STOCKHOLDER HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

     As of March 29, 2001, Dr. Bryan J. Zwan, together with entities affiliated with him, beneficially owned approximately 59% of the outstanding shares of our common stock (including approximately 6.5 million shares, or 21%, which are subject to forward sales agreements). Accordingly, Dr. Zwan has the ability to cause a change of control of the board of directors of Digital Lightwave by electing candidates of his choice to the board at a stockholder meeting. Similarly, Dr. Zwan has the voting power to approve or disapprove any matter requiring stockholder approval and has significant influence over our affairs, including the power to cause, delay or prevent a change in control or sale of Digital Lightwave.

     On October 14, 1999, we entered into an agreement with Dr. Zwan which provides that (i) the size of the Board of Directors ("Board") will be increased from four to five members, (ii) two new outside directors will be appointed to the Board upon the approval of Dr. Zwan and a majority of the current Board and one current outside director will step down, (iii) the newly formed Board will stay in place at least until our annual meeting in 2001 and (iv) we will enter into arrangements containing certain provisions with respect to change of control, severance and non-compete with current senior management. During 2000, Dr. Zwan resigned as a director and William Seifer, an outside director, opted not to stand for re-election to the Board. Two new outside directors, Robert F. Hussey and Peter A. Guglielmi, were appointed to the Board in August 2000. They were subsequently re-elected along with Gerald A. Fallon, a new outside director, at the 2000 Annual Meeting held September 29, 2000. Following the 2000 Annual Meeting, the Board consisted of five members, one inside and four outside directors. These actions satisfied (i) and (ii) above. On October 19, 2000, we entered into arrangements containing certain provisions with respect to change of control, severance and non-compete with current senior management pursuant to requirement (iv) above. Any action our majority stockholder takes to influence our board or management could disrupt our operations and affect our financial results.

WE ARE DEPENDENT ON PROPRIETARY TECHNOLOGY AND SUBJECT TO RISKS OF INFRINGEMENT

     Our success and our ability to compete depends in part upon our proprietary technology, which we protect through a combination of patent, copyright, trade secret and trademark law. As of March 29, 2001, in the United States, we have four issued patents relating to the Network Information Computer and Network Access Agent. We have filed continuation applications for each of these issued patents. Currently we have five patents pending relating to our technology. We cannot assure you that the patents for which we have applied or intend to apply will be issued, or that the steps that we take to protect our technology will be adequate to prevent misappropriation. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. In addition, we sell our products in international markets, and the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the

United States. If our protective measures are not successful, our business, financial condition and operating results could be materially and adversely affected.

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

     The communications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We have no reason to believe that our technology infringes on the proprietary rights of others and we have not received any notice of claimed infringements. Nonetheless, third parties may assert infringement claims against us in the future that may or may not be successful. If we must defend ourselves or our customers against such claims, we could incur substantial costs regardless of the merits of the claims. Parties making such claims may be able to obtain injunctive or other equitable relief which could effectively block our ability to sell our products, and could obtain an award of substantial damages. Any such claim could seriously damage our business. In the event of a successful claim of infringement against us, we may be required to obtain one or more licenses from third parties, including our customers. If we were unable to obtain any such licenses on terms acceptable to us, or at all, we may not be able to continue to produce our products.

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

     - Changes in federal, state or foreign regulations affecting the communications industry; and

     - General market and economic conditions.

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

A SIGNIFICANT NUMBER OF SHARES ARE ELIGIBLE FOR FUTURE SALE AND THEIR SALE COULD DEPRESS OUR STOCK PRICE

     Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 29, 2001, 30,587,076 shares of common stock were outstanding. Of these shares, 19,124,277 were eligible for sale in the public market without restriction (including 6,495,000 million held by Dr. Zwan which are subject to forward sales agreements). The remaining 11,462,799 shares of outstanding common stock were held by Dr. Zwan, our majority stockholder, and other company insiders. As an "affiliate" (as defined under Rule 144, under the Securities Act ("Rule 144")) of Digital Lightwave, Dr. Zwan may only sell his shares of common stock in the public market in compliance with the volume limitations of Rule 144.

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

     On April 21, 1999, Plaintiff filed an action in the United States District Court for the Southern District of Ohio against the Defendants alleging that the terms of the settlement agreement entered into between the parties had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded or, alternatively, that the settlement agreement be set aside. In response to this action, the Company filed a motion to dismiss for failure to state a claim against the Company. On March 30, 2000, the Court granted in part and denied in part the Company's motion to dismiss. On May 1, 2000, Plaintiff filed an amended complaint alleging two breach of contract claims against the Company. The Company believes it has fulfilled its obligations under the settlement agreement and that the claims against it are without merit. Accordingly, on June 30, 2000, the Company filed a motion seeking summary judgment in its favor. On August 24, 2000, the Court granted the Company's motion for summary judgment in its entirety. Subsequently, Dr. Zwan and plaintiffs entered into a settlement agreement and have dismissed the matter as to each other only. On March 23, 2001, the Court entered judgment in the Company's favor. There can be no assurance that plaintiffs will not successfully appeal the judgment or that, if successfully appealed, that the action will not have a material adverse effect on us.

     On November 23, 1999, Seth P. Joseph, a former officer and director of Digital Lightwave, commenced an arbitration proceeding against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute, and breach of an indemnification agreement and our Company bylaws. As relief, Mr. Joseph seeks $500,000, attorney fees, interest and stock options exercisable for 656,666 shares of our Common Stock. The Company has filed its answer denying Mr. Joseph's allegations, and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph seek repayment of loans totaling approximately $113,000, plus interest. In March, 2001, Mr. Joseph voluntarily dismissed three of his claims against the Company without prejudice. The two remaining claims seek recovery for alleged violation of the state whistleblower statute and breach of Mr. Joseph's stock option agreements. The arbitration hearing is scheduled to occur in July, 2001. We intend to vigorously oppose Mr. Joseph's claims. However, there can be no assurance that we will succeed in defending this action. Additionally, we cannot assure you that the action will not have a material adverse effect on the Company.

     We are from time to time involved in other lawsuits and actions by third parties arising in the ordinary course of business. Our management believes that we have adequate legal defenses and/or adequate reserves for related costs for these lawsuits. As of the date of this document, we were not aware of any additional litigation, claims or assessments that were pending that could have a material adverse effect on our business, financial condition and operating results.

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

CERTAIN OF OUR PRODUCTS MUST MEET REGULATORY REQUIREMENTS BEFORE WE CAN SELL
THEM

     In the United States, our products must meet industry standards and comply with various regulations promulgated by the Federal Communications Commission, Underwriters Laboratories and Bellcore. Because we sell our products in international markets, our products must comply with standards established by communications authorities in various foreign countries, as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. If we fail to meet industry standards or regulatory requirements, or if in the future we have difficulty obtaining regulatory approvals or certifications, our business, financial condition and results of operations could be materially adversely affected.

ITEM 2.  PROPERTIES

     In November 1998, we relocated our operations, other than our production operations, into our corporate headquarters facility of 92,225 square feet in Clearwater, Florida. The production operations were relocated to this facility in October 1999. We also lease space for our software development operations in Wall Township, New Jersey.

     The lease for our Clearwater, Florida headquarters expires in November 2008 and the Wall Township, New Jersey lease expires in December 2002. A lease for the space previously occupied by the production facility in St. Petersburg, Florida expired in July 2000.

ITEM 3.  LEGAL PROCEEDINGS

     As of April 9, 1998, 23 class action complaints (which were subsequently consolidated into a single action) alleging violations of the Federal Securities Laws during certain periods in 1997 and 1998 had been filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of our Common Stock. The complaints named as defendants the Company, Steven H. Grant, the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary, and other former corporate officers and directors. The complaints alleged that the Company and certain officers during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of our Common Stock.

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

     On May 20, 1999, a lead plaintiff in the class action suit filed a notice of appeal with the Eleventh Circuit Court of Appeals. On March 16, 2000, all parts of the appeal that pertain to the Company were dismissed with prejudice. The District Court's judgment approving settlement of the securities class actions now is final. Following the dismissal of the appeal, Company issued substantially all remaining shares of Common Stock in satisfaction of the total shares required under this settlement.

     On August 5, 1999, as a complete settlement of an investigation of us being conducted by the U.S. Securities and Exchange Commission relating to the circumstances underlying the restatement of our financial results, we agreed voluntarily to consent to the entry of a permanent injunction enjoining us from violations of Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20 and 13a-13 thereunder. The Commission's complaint and the settlement with the Company were filed with the United States District Court for the Middle District of Florida on March 29, 2000. In connection with the same investigation, the Commission concurrently settled administrative proceedings against Steven H. Grant, the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary. Mr. Grant, without admitting or denying the Commission's findings, consented to the entry of an order that he cease and desist from committing or causing any violation or future violation of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20 and 13a-13 thereunder.

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

     On April 21, 1999, Plaintiff filed an action in the United States District Court for the Southern District of Ohio against the Defendants alleging that the terms of the settlement agreement entered into between the parties had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded or, alternatively, that the settlement agreement be set aside. In response to this action, the Company filed a motion to dismiss for failure to state a claim against the Company. On March 30, 2000, the Court granted in part and denied in part the Company's motion to dismiss. On May 1, 2000, Plaintiff filed an amended complaint alleging two breach of contract claims against the Company. The Company believes it has fulfilled its obligations under the settlement agreement and that the claims against it are without merit. Accordingly, on June 30, 2000, the Company filed a motion seeking summary judgment in its favor. On August 24, 2000, the Court granted the Company's motion for summary judgment in its entirety. Subsequently, Dr. Zwan and plaintiffs entered into a settlement agreement and have dismissed the matter as to each other only. On March 23, 2001, the Court entered judgment in the Company's favor. There can be no assurance that plaintiffs will not successfully appeal the judgment or that, if successfully appealed, that the action will not have a material adverse effect on us.

     On November 23, 1999, Seth P. Joseph, a former officer and director of Digital Lightwave, commenced an arbitration proceeding against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute, and breach of an indemnification agreement and our Company bylaws. As relief, Mr. Joseph seeks $500,000, attorney fees, interest and stock options exercisable for 656,666 shares of our Common Stock. The Company has filed its answer denying Mr. Joseph's allegations, and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph seek repayment of loans totaling approximately $113,000, plus interest. In March, 2001, Mr. Joseph voluntarily dismissed three of his claims against the Company without prejudice. The two remaining claims seek recovery for alleged violation of the state whistleblower statute and breach of Mr. Joseph's stock option agreements. The arbitration hearing is scheduled to occur in July, 2001. We intend to vigorously oppose Mr. Joseph's claims. However, there can be no assurance that we will succeed in defending this action. Additionally, we cannot assure you that the action will not have a material adverse effect on Digital Lightwave.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2000, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

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

                                                                 COMMON STOCK
                                                              ------------------
                                                                HIGH       LOW
                                                              --------   -------
1998
1st Quarter.................................................  $ 16.813   $ 2.000
2nd Quarter.................................................  $  6.469   $ 3.000
3rd Quarter.................................................  $  4.500   $ 1.281
4th Quarter.................................................  $  4.375   $ 1.156
1999
1st Quarter.................................................  $  5.000   $ 2.312
2nd Quarter.................................................  $  8.062   $ 2.500
3rd Quarter.................................................  $  9.937   $ 5.562
4th Quarter.................................................  $ 69.250   $ 6.000
2000
1st Quarter.................................................  $150.000   $44.500
2nd Quarter.................................................  $104.875   $26.187
3rd Quarter.................................................  $125.000   $63.000
4th Quarter.................................................  $ 76.375   $25.437

     On March 29, 2001, the closing bid and ask prices of the Company's Common Stock were $18.125 and $18.1875, respectively. As of March 29, 2000, there were approximately 617 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future. The Company anticipates that any earnings in the near future will be retained for the development and expansion of its business. Certain of the Company's credit facilities require consent from the banks prior to payments of dividends.

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

     During the fiscal year ended December 31, 2000, there were no other sales of unregistered securities.

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

                                                         YEARS ENDED DECEMBER 31,
                                   ---------------------------------------------------------------------
                                      2000          1999          1998           1997           1996
                                   -----------   -----------   -----------    -----------    -----------
Consolidated Statement of
  Operations:
  Sales..........................  $   100,675   $    50,474   $    24,191    $     9,081    $     6,044
  Cost of goods sold.............       33,237        17,431         9,219          3,124          2,079
                                   -----------   -----------   -----------    -----------    -----------
         Gross profit............       67,438        33,043        14,972          5,957          3,965
Operating expenses:
  Engineering and development....       14,092        10,204        14,335          5,342          2,403
  Selling and marketing..........       15,628        12,724        11,363          5,260          1,706
  General and administrative.....        7,085         5,240         7,223          3,812          1,380
  Reorganization charges(1)......           --            --         1,018             --             --
  Litigation settlements(2)......           --            --        11,500             --             --
                                   -----------   -----------   -----------    -----------    -----------
         Total operating
           expenses..............       36,805        28,168        45,439         14,414          5,489
                                   -----------   -----------   -----------    -----------    -----------
Income (loss) from operations....       30,633         4,875       (30,467)        (8,457)        (1,524)
Other income (expense)...........          770            78           642          1,767           (584)
                                   -----------   -----------   -----------    -----------    -----------
         Net income (loss).......  $    31,403   $     4,953   $   (29,825)   $    (6,690)   $    (2,108)
                                   ===========   ===========   ===========    ===========    ===========
Income (loss) per share..........  $      1.06   $       .18   $     (1.13)   $      (.25)   $      (.10)
                                   ===========   ===========   ===========    ===========    ===========
Diluted income (loss) per
  share..........................  $       .98   $       .17   $       n/a(3) $       n/a(3) $       n/a(3)
                                   ===========   ===========   ===========    ===========    ===========
Weighted average shares..........   29,548,905    26,808,158    26,475,749     26,084,208     21,375,584
Weighted average shares and
  common equivalent shares.......   31,946,416    29,151,628    26,494,439     27,060,221     21,829,235
Consolidated Balance Sheet Data:
  Working capital................  $    58,977   $    12,913   $     2,267    $    32,495    $     2,349
  Total assets...................       78,833        39,998        27,558         44,361          6,374
  Total long-term debt...........          854           498           281             25            983
  Stockholders' equity...........       67,369        22,153        12,320         39,419          3,449

---------------

(1) Includes a one-time expense of $1.0 million for reorganization charges as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and Note 13 of the Consolidated Financial Statements -- Reorganization Charges.
(2) Includes a charge of $8.5 million made in connection with the settlement of a class action legal proceeding and a one-time charge of $3.0 million made in connection with the settlement of the Haney litigation as described under
    Note 14 of the Consolidated Financial Statements -- Legal Proceedings.
(3) Incremental shares for common stock equivalents are not included in the loss per share calculations due to the anti-dilutive effect.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements as well as the future prospects of the Company generally, such investors should specifically consider various factors identified in this Report on Form 10-K, including the matters set forth therein under the caption "Factors That May Affect Operating Results," which could cause actual results to differ materially from those indicated by such forward-looking statements. Factors that may affect the Company's results of operations include but are not limited to the Company's anticipated fluctuations in operating results and seasonal sales, dependence on limited products, uncertain market acceptance of planned products, rapid technological change, dependence on new product introductions, dependence on the continued growth of the Internet, competition, dependence on a limited number of customers, expansion into additional original equipment manufacturer relationships, dependence on contract manufacturing and sole or limited source suppliers, industry-wide shortages of key components, management of growth, limited operating history and cumulative losses, dependence on key personnel, substantial influence of principal stockholder, dependence on proprietary technology, possible volatility of stock price, shares eligible for future sale, success in defending significant litigation, factors inhibiting takeover, and government regulations. The Company participates in a highly concentrated industry, and has limited visibility with regard to customer orders and the timing of such orders. The Company may also encounter difficulty obtaining sufficient supplies to staff and meet production schedules. As a result, quarter-to-quarter and year-to-year financial performance is highly dependent upon the timely receipt of orders from its customers during fiscal periods.

OVERVIEW

     Digital Lightwave designs, develops and markets a portfolio of portable and embedded products and technologies for monitoring, maintaining and installing fiber optic circuits and managing fiber optic networks. Network operators and other communications service providers use fiber optics to provide increased network bandwidth to transmit voice, and other non-voice traffic such as Internet, data, and multimedia video transmissions. The Company's products provide communications service providers and equipment manufacturers with capabilities to cost-effectively deploy and manage fiber optic networks to address the rapidly increasing demand for bandwidth.

     From inception in 1990 through 1996, the Company focused its primary activities on developing the necessary technology and infrastructure required to launch its first product, the Network Information Computer. The Company had no sales until February 1996, when it began shipping the Network Information Computer. As of December 31, 2000, the Company had sold approximately 3,700 Network Information Computers to approximately 220 customers such as 360 Networks, Ameritech Corporation, Cisco, Level 3 Communications, Lucent, MCI WorldCom, Nortel Networks, Qwest Communications, Tellabs and Verizon. In 1998, the Company commenced limited sales of the Network Access Agent. Net sales for the Company were approximately $100,675,000, $50,474,000 and $24,191,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company's net sales are generated from sales of its products, less an estimate for customer returns. Net sales are recognized when products are shipped to a customer. The average sales price ("ASP") of the Network Information Computer was approximately $65,700, $41,500 and $31,200 for the years ended December 31, 2000, 1999, and 1998, respectively. The average sales price ("ASP") of the Network Access Agent was approximately $69,700 and $29,600 for the years ended December 31, 2000 and 1999, respectively. The Company expects that the ASP of its Network Information Computers and Network Access Agents will fluctuate based on a variety of factors, including product configuration, potential volume discounts to customers, the timing of new product introductions and enhancements and the introduction of competitive products. Because the cost of goods sold tends to remain relatively stable for any given product, fluctuations in the ASP may have a material adverse effect on the Company's results of operations.

     The Company primarily sells its products through a direct sales force to communications service providers and equipment manufacturers. Distributors are used for international sales. The sales cycle for new customers tends to be long. In addition, the communications industry historically has had a limited number of competitors. Given long sales cycles and few industry participants, sales of the Company's products have tended to be concentrated, and the Company expects that sales will continue to be concentrated in the future. For the year ended December 31, 2000, the Company's largest customer, Telogy, accounted for approximately 15% of total revenues. For the year ended December 31, 1999, the Company's two largest customers accounted for approximately 39% of total revenues, with Telogy and Technology Rental Services ("TRS") accounting for approximately 21% and 18% of total sales, respectively. The Company believes that a significant portion of the equipment purchased by Telogy and TRS is deployed at Nortel Networks. For the year ended December 31, 1998, sales to the Company's four largest customers comprised 57% of its total revenues, with Qwest, MCI WorldCom, Tellabs, and GTE accounting for approximately 17%, 16%, 13% and 11% of total sales, respectively. No other customers accounted for sales of 10% or more during such periods. Many of the customers highlighted in years prior to 2000 as accounting for more than 10% continued to purchase at similar dollar levels in 2000 although they did not surpass the 10% threshold for this year. There can be no assurance regarding the amount or timing of purchases by any customer in any future period. See "Factors That May Affect Operating Results -- We are dependent on a limited number of major customers."

     In May 1999, the Company signed an original equipment manufacturer contract to provide integrated performance monitoring and diagnostic capabilities for a product marketed by Lucent Technologies, Inc. Lucent's placement of orders for this product (the "Wave Agent") is conditional upon the Company achieving certain milestone events defined in the contract. In January 2000, the Company announced that it had received an order for four WaveAgents from Lucent for the initiation of customer lab trials. These units were shipped in the first quarter of 2000.

     To date, the Company has not entered into long-term agreements or blanket purchase orders for the sale of its products, but generally obtains purchase orders for immediate shipment and other cancelable purchase commitments. As a result, the Company does not expect to carry substantial quarterly backlog from quarter to quarter in the future. The Company's sales during a particular quarter are, therefore, highly dependent upon orders placed by customers during the quarter. Consequently, sales may fluctuate significantly from quarter-to-quarter and year-to-year due to the timing and amount of orders from customers, among other factors. Because most of our expenses, particularly employee compensation and rent, are relatively fixed and cannot be easily reduced in response to decreased revenues, quarterly fluctuations in sales may have a significant effect on net income.

     During fiscal year 1998, the Company incurred charges of $8.5 million related primarily to the issuance of 1.8 million shares of common stock as part of a legal settlement, $3.0 million (of which $2.5 million is non-cash) as part of a legal settlement with a former stockholder, $1.4 million in related legal expenses, and $0.3 million in other special charges. See "Factors That May Affect Operating Results -- We are defending significant litigation", "Item
3 -- Legal Proceedings" and Notes 13 and 14 of the Consolidated Financial Statements.

     Until fiscal year 1999, the Company incurred substantial net operating losses as a result of significant investment in research and development, sales and marketing and administrative expenses. In the quarter ended June 30, 1999, the Company showed its first profitable quarter. Profitability has been sustained through the end of 2000. As of December 31, 2000, the Company had an accumulated deficit of approximately $9 million and net operating loss carryforwards of approximately $116.3 million for tax purposes. The Company intends to continue to build its organization in anticipation of growth and believes that its operating expenses will continue to increase accordingly due to a variety of factors including: (1) increased research and development expenses associated with the completion of the products in development and the continued enhancement of existing products; and (2) increased selling, general and administrative expenses associated with continued expansion of sales and marketing capabilities, product advertising and promotion. There can be no assurance that the Company will sustain profitability.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain financial data expressed as a percentage of net sales.

                                                                  FISCAL YEAR
                                                               ENDED DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Net sales...................................................  100%    100%     100%
Cost of goods sold..........................................   33      34       38
                                                              ---     ---     ----
Gross profit................................................   67      66       62
Operating expenses:
  Engineering and development expenses......................   14      20       59
  Sales and marketing expenses..............................   16      25       47
  General and administrative expenses.......................    7      11       30
  Reorganization and litigation charges.....................   --      --       52
                                                              ---     ---     ----
          Total operating expenses..........................   37      56      188
                                                              ---     ---     ----
Operating income (loss).....................................   30      10     (126)
Other income (expense), net.................................    1      --        3
                                                              ---     ---     ----
Net income (loss)...........................................   31%     10%    (123)%
                                                              ===     ===     ====

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

  Net Sales

     Net sales include total revenues from customer purchases of Network Information Computers and, to a limited extent, Network Access Agents, net of accrual for product returns. Net sales for the year ended December 31, 2000 increased by $50.2 million, or 99%, to $100.7 million from $50.5 million in fiscal 1999. Sales to existing customers for the year represented 71% of sales, or $71.6 million as compared to 85% of sales, or $43.0 million for fiscal 1999. During fiscal 2000, the Company shipped 1,463 total units (including 70 NAA(TM)'s) at an ASP of approximately $65,900 compared with 1,158 units (including 14 NAA's) at an ASP of approximately $41,400 for fiscal 1999.

     The primary increase in ASP (which is shown gross of the estimate for product returns) is related to a shift in customer demand to higher speed configurations, particularly the new OC-192 product which began shipment in the second quarter of 2000. Additionally, during 2000, the Company recognized $5.1 million of revenue from upgrades compared to $3.0 million in 1999. In each of the years, the majority of the upgrades were related to the conversion of NIC(TM)'s to OC-48 speeds.

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

  Cost of Goods Sold

     Cost of goods sold for the year ended December 31, 2000 increased by $15.8 million to $33.2 million as compared to $17.4 million in 1999. Growth in cost of goods sold was directly related to the increase in the volume of units sold.

  Gross Profit

     Gross profit for the year ended December 31, 2000 increased by $34.4 million to $67.4 million as compared to $33.0 million in 1999. As a percentage of sales, gross margin for year increased to 67.0% from 65.5% in 1999.

     The increase in gross profit between 2000 and 1999 was related to increases in ASPs, more efficient production methods, and the addition of the new OC-192 product, shipments of which began in the second quarter of 2000.

  Engineering and Development

     Engineering and development expenses principally include compensation attributable to engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the year ended December 31, 2000 increased by $3.9 million to $14.1 million, or 14% of net sales, from $10.2 million, or 20% of net sales, last year.

     The dollar increase is primarily due to development efforts centered around the Company's new products within the NIC and NAA product lines. In addition, the Company incurred certain other employee benefits expenses during 2000. These increases were partially offset as increased production levels in 2000 allowed for a more proportionate share of overhead expenses to be capitalized as a part of inventory costs.

  Sales and Marketing

     Sales and marketing expenses principally include salaries and commissions paid on sales of products, travel expenses, tradeshow costs, and costs of promotional materials and customer incentives. Sales and marketing expenses for the year ended December 31, 2000 increased by $2.9 million to $15.6 million, or 16% of net sales, from $12.7 million, or 25% of net sales, last year.

     The dollar increase is directly related to higher commissions resulting from the increased sales activity, increased costs associated with international travel, an increase in marketing and investor relations expenses and other employee benefit expenses.

  General and Administrative

     General and administrative expenses principally include professional fees, facility rentals, compensation, and information systems related to general management functions. General and administrative expenses for the year ended December 31, 2000 increased by $1.9 million to $7.1 million, or 7% of net sales, from $5.2 million, or 11% of net sales, last year.

     The increase primarily reflects increased professional fees relating to the Company's various legal matters including the final dismissal of the Company from the class action settlement in March 2000, increased rental expense, and other employee benefit expenses. These items were partially offset by certain salary and related savings accompanied by a reduction in the use of certain consulting services.

  Other Income (Expense)

     Other income for the year ended December 31, 2000 increased by $0.7 million to $0.8 million from $0.1 million last year. This category primarily represents interest earned on invested cash balances partially offset by interest expense related to borrowings.

  Net Income

     Net income for the year ended December 31, 2000 increased by $26.4 million to $31.4 million or $0.98 per share (diluted), from a net income of $5.0 million or $0.17 per share (diluted) in 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

  Net Sales

     Net sales include total revenues from customer purchases of Network Information Computers and, to a limited extent, Network Access Agents, net of accrual for product returns. Net sales for the year ended December 31, 1999 increased by $26.3 million, or 109%, to $50.5 million from $24.2 million in fiscal 1998. Sales to existing customers for the year represented 85% of sales, or $43.0 million as compared to 77% of sales, or $18.6 million for fiscal 1998. During fiscal 1999, the Company shipped 1158 total units (including 14 NAA's) at an ASP of approximately $41,400 compared with 723 units (including 6 NAA's) at an ASP of approximately $31,300 for fiscal 1998. The primary increase in ASP is related to a shift in demand to higher speed configurations. Additionally, during 1999, the Company recognized $3.0 million of revenue from upgrades compared to $1.8 million in 1998. In each of the years, the majority of the upgrades were related to the conversion of NIC's to OC-48 speeds.

     Sales to existing customers continue to represent a large portion of the Company's net sales. The Company believes repeat sales to an existing customer are an important measure of growing product acceptance in the highly concentrated communications industry. While this longer-term trend may not continue, management believes that new product offerings including upgrades of existing products offer the Company's existing customers an opportunity to continue to extend the life of their initial investment in the Company's products.

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

  Liquidity and Capital Resources

     From its inception through December 31, 2000, the Company has financed its operations primarily through private sales of its Common Stock, cash from operations and the initial public offering of 4,600,000 shares of its Common Stock. The Company completed its IPO in February 1997, resulting in net proceeds to the Company of $39.6 million. During 1997, the Company used the net proceeds to fund the repayment of notes payable for approximately $0.8 million, to purchase computer equipment, software, test equipment and other assets for approximately $6.0 million and to fund product research and development for approximately $5.3 million. In addition, approximately $3.5 million was used to fund the Company's expansion in the form of additional manufacturing and administrative space and a significant increase in engineering, production and financial management personnel to support the Company's growth.

     Cash and cash equivalents at December 31, 2000 were approximately $30.5 million, an increase of $23.0 million from December 31, 1999. As of December 31, 2000, the Company's working capital was approximately $59.0 million as compared to $12.9 million at December 31, 1999. The increase was primarily associated with the increase in cash reserves due to record sales levels, profitability, and proceeds from stock option and warrant exercises, which were partially offset by the repayment of the Secured Bridge Notes. The sales levels also resulted in a record level of trade receivables. In addition, the shares have been issued in settlement of the shareholder class action litigation eliminating that liability. See the Company's Consolidated Condensed Statements of Cash Flows for additional detail. For the year ended December 31, 2000, capital expenditures were approximately $1.3 million. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products, continued product development efforts, and facilities expansion to support growth.

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

     On October 10, 2000, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation pursuant to which Congress provided the Company with a $10.0 million line of credit. Under the Loan Agreement, the Company is entitled to borrow up to $10.0 million initially bearing interest at prime plus three-quarters of one percent (.75%), subject to certain borrowing limitations based on amounts of the Company's accounts receivable and inventories. The interest rate will decrease to prime plus one-half of one percent (.5%) if the Company's net income for the year ended December 31, 2000 meets or exceeds $15,000,000 as evidenced by audited financial statements. The Loan Agreement has an initial term of two years. All indebtedness outstanding under the Loan Agreement is collateralized by substantially all of the Company's assets. Under the terms of the Loan Agreement, the Company is required to maintain certain financial ratios and other financial conditions. The Loan Agreement also prohibits the Company, without prior written consent from Congress, from incurring additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. At December 31, 2000, the Loan Agreement was still subject to certain customary post-closing items, there were no borrowings outstanding, and the Company was in compliance with all loan covenants. In January 2001, the Company and Congress Financial Corporation completed the post-closing items associated with the Loan Agreement. As of January 25, 2001, $2.25 million of the $10.0 million available under the credit facility secures a letter of credit required by a lease for office space. A fee for this letter of credit accommodation is assessed at one and one quarter percent (1.25%) per annum.

     The Company continues to consider various financing alternatives, including other equity or debt issuances (the "Financing Sources"). The Company anticipates that its existing cash and cash equivalents and anticipated cash flow from operations together with funds provided from the Financing Sources will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next 12 months. The anticipated cash flow from operations assumes the Company achieves a level of sales that is higher than those of earlier quarters. In the event that these sales levels are not attained, the Company may be required to supplement its working capital with additional funding in order to meet shorter or longer term liquidity needs. There can be no assurance, however, that the Company will achieve the assumed or increased sales levels or that adequate additional financing will be available when needed or, if available, on terms acceptable to the Company.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as subsequently amended by SFAS 137 and SFAS 138. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. These statements are effective for quarters beginning after December 31, 2000. The Company does not currently maintain any derivative instruments nor does it conduct any hedging activities, therefore, the adoption of these statements is not expected to impact the Company.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as subsequently amended by SAB No. 101A. This statement summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. The SAB provides additional guidance regarding when revenue is realized, earned and properly recognized. During the fourth quarter of 2000, the Company performed a review of its revenue recognition policies and determined that they are in compliance with SAB 101.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to the securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to impact the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
FINANCIAL STATEMENTS
Report of Independent Certified Public Accountants..........   32
Consolidated Balance Sheets.................................   33
Consolidated Statements of Operations.......................   34
Consolidated Statements of Stockholders' Equity.............   35
Consolidated Statements of Cash Flows.......................   36
Notes to Consolidated Financial Statements..................   37
FINANCIAL STATEMENT SCHEDULE
Schedule II -- Valuation and qualifying accounts............   61

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Digital Lightwave, Inc. and its subsidiary

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Digital Lightwave, Inc. and its subsidiary (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          PricewaterhouseCoopers LLP

Tampa, Florida
January 29, 2001

                            DIGITAL LIGHTWAVE, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of $0
     and $2,341 in 2000 and 1999, respectively..............    $30,481        $  7,466
  Accounts receivable, less allowance of $250 and $215 in
     2000 and 1999, respectively............................     25,301          15,397
  Inventories...............................................     13,048           6,407
  Prepaid expenses and other current assets.................        757             990
                                                                -------        --------
          Total current assets..............................     69,587          30,260
Property and equipment, net.................................      8,910           9,424
Other assets................................................        336             314
                                                                -------        --------
          Total assets......................................    $78,833        $ 39,998
                                                                =======        ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $10,610        $  8,048
  Accrued settlement charges................................         --           6,231
  Notes payable.............................................         --           3,000
  Interest payable..........................................         --              68
                                                                -------        --------
          Total current liabilities.........................     10,610          17,347
Long-term liabilities.......................................        854             498
                                                                -------        --------
          Total liabilities.................................     11,464          17,845
                                                                -------        --------
Commitments and contingencies (Notes 7, 8, 10 and 14)
Stockholders' equity:
  Preferred stock, $.0001 par value; authorized 20,000,000
     shares; no shares issued or outstanding................         --              --
  Common stock, $.0001 par value; authorized 200,000,000
     shares; issued and outstanding 30,476,211 and
     27,656,103 shares in 2000 and 1999, respectively.......          3               3
  Additional paid-in capital................................     76,620          62,807
  Accumulated deficit.......................................     (9,254)        (40,657)
                                                                -------        --------
          Total stockholders' equity........................     67,369          22,153
                                                                -------        --------
          Total liabilities and stockholders' equity........    $78,833        $ 39,998
                                                                =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             2000          1999          1998
                                                          -----------   -----------   -----------
Sales...................................................  $   100,675   $    50,474   $    24,191
Cost of goods sold......................................       33,237        17,431         9,219
                                                          -----------   -----------   -----------
Gross profit............................................       67,438        33,043        14,972
                                                          -----------   -----------   -----------
Operating expenses:
  Engineering and development...........................       14,092        10,204        14,335
  Sales and marketing...................................       15,628        12,724        11,363
  General and administrative............................        7,085         5,240         7,223
  Reorganization charges................................           --            --         1,018
  Litigation settlement.................................           --            --        11,500
                                                          -----------   -----------   -----------
          Total operating expenses......................       36,805        28,168        45,439
                                                          -----------   -----------   -----------
Operating income (loss).................................       30,633         4,875       (30,467)
                                                          -----------   -----------   -----------
Other income (expense):
  Interest income.......................................        1,093           341           649
  Interest expense......................................         (112)         (252)          (37)
  Other income (expense), net...........................         (211)          (11)           30
                                                          -----------   -----------   -----------
          Total other income............................          770            78           642
                                                          -----------   -----------   -----------
Income (loss) before income taxes.......................       31,403         4,953       (29,825)
Provision for income taxes..............................           --            --            --
                                                          -----------   -----------   -----------
          Net income (loss).............................  $    31,403   $     4,953   $   (29,825)
                                                          ===========   ===========   ===========
Per share of common stock:
  Net income (loss) per share...........................  $      1.06   $      0.18   $     (1.13)
                                                          ===========   ===========   ===========
  Diluted income (loss) per share.......................  $      0.98   $      0.17           n/a
                                                          ===========   ===========   ===========
  Weighted average common shares outstanding............   29,548,905    26,808,158    26,475,749
                                                          ===========   ===========   ===========
  Weighted average common and common equivalent shares
     outstanding........................................   31,946,416    29,151,628    26,494,439
                                                          ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 COMMON STOCK       ADDITIONAL
                                              -------------------    PAID-IN     ACCUMULATED
                                                SHARES     AMOUNT    CAPITAL       DEFICIT      TOTAL
                                              ----------   ------   ----------   -----------   --------
Balance, January 1, 1998....................  26,440,878     $3      $55,201      $(15,785)    $ 39,419
  Issuance of common stock..................      94,454     --          226            --          226
  Settlement of Haney litigation............          --     --        2,500            --        2,500
       Net loss.............................          --     --           --       (29,825)     (29,825)
                                              ----------     --      -------      --------     --------
Balance, December 31, 1998..................  26,535,332      3       57,927       (45,610)      12,320
  Issuance of common stock..................   1,120,771     --        4,863            --        4,863
  Issuance of options to non-employee.......          --     --           13            --           13
  Issuance of stock warrants................          --     --            4            --            4
       Net income...........................          --     --           --         4,953        4,953
                                              ----------     --      -------      --------     --------
Balance, December 31, 1999..................  27,656,103      3       62,807       (40,657)      22,153
  Issuance of common stock..................   2,820,108     --       14,077            --       14,077
  Cost associated with exercise of
     warrants...............................          --     --         (264)           --         (264)
       Net income...........................          --     --           --        31,403       31,403
                                              ----------     --      -------      --------     --------
Balance, December 31, 2000..................  30,476,211     $3      $76,620      $ (9,254)    $ 67,369
                                              ==========     ==      =======      ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999       1998
                                                              ---------   --------   ---------
Cash flows from operating activities:
  Net income (loss).........................................  $ 31,403    $ 4,953    $(29,825)
  Adjustments to reconcile net income (loss) to cash
     provided (used) by operating activities:
     Depreciation and amortization..........................     2,877      2,524       2,254
     Loss on disposal of property...........................       168         19          33
     Provision for uncollectible accounts...................       161        215          --
     Litigation settlement..................................        --         --       9,925
  Changes in operating assets and liabilities:
     Increase in accounts receivable........................   (10,315)    (9,168)     (2,452)
     (Increase) decrease in inventories.....................    (7,261)      (849)      1,832
     (Increase) decrease in prepaid expenses and other
       assets...............................................      (100)       424      (1,163)
     Increase in accounts payable and accrued liabilities...     2,860      1,364       1,386
     (Decrease) increase in accrued settlement charges......        --     (1,064)      1,064
                                                              --------    -------    --------
          Net cash provided (used) by operating
            activities......................................    19,793     (1,582)    (16,946)
                                                              --------    -------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (1,326)    (1,888)     (3,500)
                                                              --------    -------    --------
          Net cash used by investing activities.............    (1,326)    (1,888)     (3,500)
                                                              --------    -------    --------
Cash flows from financing activities:
  Proceeds from notes payable...............................        --      3,000          --
  Principal payments on notes payable.......................    (3,000)        --          --
  Principal payments on capital lease obligations...........      (547)      (307)        (43)
  Payments received from lease receivables..................       249        708          80
  Proceeds from sale of common stock, net of expense........     7,846      3,687         226
                                                              --------    -------    --------
          Net cash provided by financing activities.........     4,548      7,088         263
                                                              --------    -------    --------
Net increase (decrease) in cash and cash equivalents........    23,015      3,618     (20,183)
Cash and cash equivalents at beginning of period............     7,466      3,848      24,031
                                                              --------    -------    --------
Cash and cash equivalents at end of period..................  $ 30,481    $ 7,466    $  3,848
                                                              ========    =======    ========
Other supplemental disclosures:
  Cash paid for interest....................................  $    181    $   183    $     37
Non-cash investing and financing activities:
  Capital lease obligations incurred........................       461        722         382
  Fixed asset additions included in accounts payable at year
     end....................................................        75         87          82
  Accounts receivable related to capital leases.............        --        270         847
  Issuance of common stock pursuant to litigation
     settlement.............................................     6,231      1,194          --

  The accompanying notes are an integral part of these consolidated financial statements.

                            DIGITAL LIGHTWAVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     Digital Lightwave, Inc. (the "Company") designs, develops and markets a portfolio of portable and embedded products and technologies for monitoring, maintaining and installing fiber optic circuits and managing fiber optic networks. Network operators and other communications service providers use fiber optics to provide increased network bandwidth to transmit voice, and other non-voice traffic such as Internet, data, and multimedia video transmissions. The Company's products provide communications service providers and equipment manufacturers with capabilities to cost-effectively deploy and manage fiber optic networks to address the rapidly increasing demand for bandwidth. The Company's wholly-owned subsidiary, Digital Lightwave Leasing Corporation ("DLLC"), provides financing for the purchase of the Company's product in the form of capital leases as well as equipment rental to the Company's customers. All significant intercompany transactions and balances are eliminated in consolidation.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

RESTRICTED CASH

     In February 1998, $2,300,000 of cash in the form of a certificate of deposit was pledged as collateral on an outstanding letter of credit related to the lease on the Company's office building in Clearwater, Florida. In December 1997, $122,000 was similarly pledged related to the lease on the Company's New Jersey facility. The remaining balance of the New Jersey letter of credit and related certificate of deposit had been reduced to $0 and $41,025 at December 31, 2000 and 1999, respectively. In November 2000, the $2,300,000 certificate of deposit related to the Clearwater facility matured and was not renewed. This letter of credit is now secured by borrowing availability under the Company's $10.0 million credit facility with Congress Financial Corporation described at
Note 8 -- Commitments. At December 31, 1999, the pledged certificates of deposit are classified as restricted cash on the balance sheet.

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

ACCRUED WARRANTY

     The Company provides the customer a warranty with each product sold and accrues warranty expense based upon historical data. Actual warranty costs incurred are charged against the accrual when paid. In 2000, the Company began selling extended warranty plans for which no revenue is recognized until the original warranty period has ended at which point the revenue is recognized proportionately over the life of the extension.

REVENUE RECOGNITION

     Revenue is recognized when a purchase order or contract has been received from the customer, and the product has been shipped to the Company's customer or, in the case of sales to a distributor, when the product is shipped to the distributor's end user because distributors generally have a right of return on any product that does not sell within time periods specified in the agreement with the distributor. The Company provides an allowance for sales returns based on historical experience.

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

RESEARCH AND DEVELOPMENT

     Software and product development costs are included in engineering and development and are expensed as incurred. Capitalization of certain software development costs occurs during the period following the time that technological feasibility is established until general release of the product to customers. The capitalized cost is then amortized over the estimated product life. To date, the period between achieving technological feasibility and the general release to customers has been short and, therefore, software development costs qualifying for capitalization have been insignificant.

INCOME TAXES

     The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the consolidated financial statement and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. For the year ended December 31, 1998, diluted loss per share, which includes the effect of incremental shares from common stock equivalents using the treasury stock method, is not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                                     ------------------------------------
                                                        2000         1999         1998
                                                     ----------   ----------   ----------
Basic:
  Weighted average common shares outstanding.......  29,548,905   26,808,158   26,475,749
                                                     ----------   ----------   ----------
          Total basic..............................  29,548,905   26,808,158   26,475,749
Diluted:
  Incremental shares for common stock
     equivalents...................................   2,397,511    2,343,470       18,690*
                                                     ----------   ----------   ----------
          Total dilutive...........................  31,946,416   29,151,628   26,494,439
                                                     ==========   ==========   ==========

---------------

* not included in loss per share calculations due to anti-dilutive effect

CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of December 31, 2000, 1999 and 1998, substantially all of the Company's cash balances, including amounts representing outstanding checks, were deposited with what management believes to be high quality financial institutions. During the normal course of business, the Company extends credit to customers conducting business primarily in the telecommunications industry both within the United States and internationally.

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

SEGMENT REPORTING

     As of December 31, 2000, the Company was not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operated in one operating segment and reported only certain enterprise-wide disclosures.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as subsequently amended by SFAS 137 and SFAS 138. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. These statements are effective for quarters beginning after December 31, 2000. The Company does not currently maintain any derivative instruments nor does it conduct any hedging activities, therefore, the adoption of these statements is not expected to impact the Company.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as subsequently amended by SAB No. 101A. This statement summarizes certain staff views in applying generally accepted accounting principles to revenue recognition in financial statements. The SAB provides additional guidance regarding when revenue is realized, earned and properly recognized. During 2000, the Company performed a review of its revenue recognition policies and determined that they are in compliance with SAB 101.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to the securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to impact the Company.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the 2000 presentation.

2. INVENTORIES

     Inventories at December 31, 2000 and 1999 are summarized as follows:

                                                               2000      1999
                                                              -------   ------
                                                               (IN THOUSANDS)
Raw materials...............................................  $ 8,598   $3,404
Work-in progress............................................    4,229    2,454
Finished goods..............................................      221      549
                                                              -------   ------
                                                              $13,048   $6,407
                                                              =======   ======

3. PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2000 and 1999 are summarized as follows:

                                                               2000      1999
                                                              -------   -------
                                                               (IN THOUSANDS)
Test equipment..............................................  $ 6,666   $ 5,116
Computer equipment and software.............................    4,586     4,179
Tooling.....................................................      553       529
Tradeshow fixtures and equipment............................      289       266
Office furniture, fixtures and equipment....................    2,730     2,683
Leasehold improvements......................................    1,893     1,878
                                                              -------   -------
                                                               16,717    14,651
Less accumulated depreciation...............................   (7,807)   (5,227)
                                                              -------   -------
                                                              $ 8,910   $ 9,424
                                                              =======   =======

     Depreciation expense was approximately $2,829,000, $2,463,000 and $2,254,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Equipment under capital lease and related accumulated amortization, included above at December 31, 2000 and 1999 are summarized as follows:

                                                               2000     1999
                                                              ------   ------
                                                              (IN THOUSANDS)
Test equipment..............................................  $1,572   $  947
Computer equipment and software.............................      29       70
                                                              ------   ------
                                                               1,601    1,017
Less accumulated amortization...............................    (490)    (161)
                                                              ------   ------
                                                              $1,111   $  856
                                                              ======   ======

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities at December 31, 2000 and 1999 are summarized as follows:

                                                               2000      1999
                                                              -------   ------
                                                               (IN THOUSANDS)
Accounts payable............................................  $ 6,482   $4,426
Sales commissions...........................................      842      618
Accrued returns and allowances..............................      761      453
Employee related accruals...................................      754      597
Deferred revenue............................................      566      143
Accrued warranty............................................      472      484
Current portion of capital lease obligations................      427      332
Accrued expenses and other..................................      306      995
                                                              -------   ------
                                                              $10,610   $8,048
                                                              =======   ======

5. INCOME TAXES

     The provision (benefit) for income taxes for the year ending December 31, 2000, 1999 and 1998 are summarized as follows:

                                                                2000      1999       1998
                                                              --------   -------   --------
                                                                     (IN THOUSANDS)
Current:
  Federal...................................................  $ 10,302   $ 1,637   $(10,844)
  State.....................................................     1,677       267     (1,765)
                                                              --------   -------   --------
     Sub-total..............................................    11,979     1,904    (12,609)
                                                              --------   -------   --------
Deferred:
  Federal...................................................   (10,302)   (1,637)    10,844
  State.....................................................    (1,677)     (267)     1,765
                                                              --------   -------   --------
     Sub-total..............................................   (11,979)   (1,904)    12,609
                                                              --------   -------   --------
          Total.............................................  $      0   $     0   $      0
                                                              ========   =======   ========

     The tax effected amounts of temporary differences at December 31, 2000 and 1999 are summarized as follows:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Current:
  Deferred tax asset:
     Deferred compensation..................................  $    317   $    232
     Accrued liabilities....................................       817      2,345
     Other..................................................       798        569
     Valuation allowance....................................    (1,932)    (3,049)
                                                              --------   --------
          Total current deferred tax asset..................         0         97
                                                              --------   --------
          Net current deferred tax asset....................  $      0   $     97
                                                              --------   --------
Non-current:
  Deferred tax asset:
     Net operating loss carry forward.......................  $ 43,757   $ 18,783
     Other..................................................        --         --
     Research and experimentation credit....................     1,576      1,368
     Valuation allowance....................................   (44,325)   (19,533)
                                                              --------   --------
          Total non-current deferred tax asset..............     1,008        618
                                                              --------   --------
  Deferred tax liability:
     Fixed assets...........................................  $ (1,008)  $   (715)
                                                              --------   --------
          Total non-current deferred tax liability..........    (1,008)      (715)
                                                              --------   --------
          Net deferred tax asset............................  $      0   $      0
                                                              ========   ========

     The Company has recorded a valuation allowance at December 31, 2000 and 1999 with respect to the deferred tax asset due to the uncertainty of its ultimate realization. As of December 31, 2000, the Company has established a valuation allowance of approximately $46.2 million. The result is an increase in the valuation allowance from December 31, 1999 of approximately $23.6 million.

     As of December 31, 2000, the Company had net operating loss carry forwards of approximately $116.3 million for tax purposes. Due to certain change of ownership requirements of Section 382 of the Internal Revenue Code ("IRC"), utilization of the Company's net operating losses incurred prior to July 1, 1993 is expected to be limited to approximately $7,500 per year. This limitation in conjunction with the expiration period for these pre-July 1, 1993 net operating losses results in the Company's total net operating losses available being limited to approximately $115.4 million. Loss carryforwards will expire between the years 2009 and 2020.

     As of December 31, 2000, the Company also had general business credit carryforwards of approximately $1.6 million which expire between the years 2008 and 2020. These credits are also subject to the Section 382 annual limitation. Approximately $15,000 of these credits are subject to the Section 382 annual limitation.

     Following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the statement of operations.

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            2000        1999       1998
                                                          ---------   --------   ---------
                                                                   (IN THOUSANDS)
Tax provision (benefit) at U.S. federal income tax
  rate..................................................  $ 10,677    $ 1,684    $(10,140)
State income tax provision (benefit) net of federal.....     1,156        180      (1,083)
Other, net..............................................       146         40        (979)
Valuation allowance increase (decrease).................   (11,979)    (1,904)     12,609
Research and experimentation credit.....................        --         --        (407)
                                                          --------    -------    --------
Provision (benefit) for income taxes....................  $      0    $     0    $      0
                                                          ========    =======    ========

     The valuation allowance change shown in the above reconciliation is different from the actual change in the valuation allowance due to the tax benefits related to the exercise of non-qualified stock options which are directly reflected in stockholders' equity. For the years ended December 31, 2000, 1999, and 1998, the income tax benefit of $36.4 million, $5.1 million, and none, respectively, would have been allocated to additional paid in capital for the tax benefits associated with the exercise of non-qualified stock options. However, due to the 100% valuation allowance against deferred tax assets, these amounts have not been recognized.

     The Company has a pending ruling with the Internal Revenue Service regarding an additional deduction related to securities litigation costs. A favorable ruling would result in a significant increase to the Company's net operating loss carryforward.

6. NOTES PAYABLE

     In April, 1999, the Company entered into a financing agreement with certain investors pursuant to which the Company issued $3.0 million of 9% Secured Bridge Notes due January 17, 2000. They were collateralized by all of the Company's assets and were subordinated to the accounts receivable agreement with EAB described in Note 8 -- Commitments. In connection with the financing agreement, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants. The warrants had a term of five years from the date of issuance. The Company agreed to register the warrants and the common stock issuable upon exercise thereof under the Securities Act of 1933. In January 2000, such warrants were registered and subsequently exercised. The Secured Bridge Notes and related interest were repaid in full on the due date.

7. LEASES

     The Company is obligated under various non-cancelable leases for equipment and office space. Future minimum lease commitments under operating and capital leases were as follows as of December 31, 2000:

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
2001........................................................   $484      $ 1,972
2002........................................................    317        1,787
2003........................................................     11        1,711
2004........................................................     --        1,749
2005........................................................     --        1,788
Thereafter..................................................     --        5,281
                                                               ----      -------
                                                                812      $14,288
                                                               ----      =======
Less: Amount representing interest..........................     77
                                                               ----
Present value of minimum lease payments.....................    735
Less: Current portion.......................................    427
                                                               ----
                                                               $308
                                                               ====

     Total rental expense was approximately $2,122,000, $1,420,000 and $1,163,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

8. COMMITMENTS

     The Company has a letter of credit securing a lease agreement. The amount of the letter of credit was $2,250,000 and $2,300,000 at December 31, 2000 and 1999, respectively.

     In 1998, the Company entered into an agreement with EAB Leasing Corp. ("EAB") providing for sale of the Company's accounts receivable to EAB. Certain amounts were financed during the term of the agreement which was terminated by the Company in May 2000. All advances, interest and fees were repaid in full prior to termination.

     On October 10, 2000, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation ("Congress") pursuant to which Congress provided the Company with a $10.0 million line of credit at prime plus three-quarters of one percent (.75%). The Loan Agreement has an initial term of two years. All indebtedness outstanding under the Loan Agreement is collateralized by substantially all of the Company's assets. At December 31, 2000, there were no borrowings outstanding, and the Company was in compliance with all loan covenants.

     At December 31, 2000, the Company had outstanding non-cancellable purchase order commitments to purchase certain inventory items totaling approximately $5.3 million. The majority of the quantities under order are deliverable upon demand by the Company or within thirty (30) days upon written notice of either party.

9. RELATED PARTY TRANSACTIONS

     During December 1998, a stockholder borrowed $100,000 from the Company. This note accrued interest at 9% with the principal sum and accrued interest thereon payable no later than December 31, 1999. On February 26, 2000, the stockholder repaid the loan outstanding in full, including accrued interest of approximately $10,000.

     In 1998, a director received $12,750 for services performed as a consultant to the Company.

10. COMMON STOCK, STOCK OPTIONS, AND WARRANTS

EMPLOYEE STOCK OPTION PLAN

     The Company's 1996 Stock Option Plan (the "1996 Option Plan") became effective on March 5, 1996. A reserve of 5,000,000 shares of the Company's Common Stock has been established for issuance under the 1996 Option Plan. Transactions related to the 1996 Option Plan during 2000, 1999 and 1998 are summarized as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                                SHARES     OPTION PRICE
                                                              ----------   ------------
Outstanding at 1/1/98.......................................   2,050,785      $ 7.29
  Granted...................................................   2,362,643        3.62
  Exercised.................................................          --          --
  Forfeited.................................................  (1,723,282)       7.39
                                                              ----------
Outstanding at 12/31/98.....................................   2,690,146        3.98
  Granted...................................................   1,712,064        6.63
  Exercised.................................................    (760,757)       4.48
  Forfeited.................................................    (286,439)       4.98
                                                              ----------
Outstanding at 12/31/99.....................................   3,355,014        5.12
                                                              ----------
  Granted...................................................     710,648       78.63
  Exercised.................................................  (1,244,548)       4.61
  Forfeited.................................................     (84,310)      59.14
                                                              ----------
Outstanding at 12/31/00.....................................   2,736,804      $22.78
                                                              ==========

     The following table summarizes information about stock options outstanding to employees and directors at December 31, 2000:

                                        NUMBER      OUTSTANDING   OUTSTANDING      NUMBER      EXERCISABLE
                                     OUTSTANDING     WEIGHTED      WEIGHTED     EXERCISABLE     WEIGHTED
                                          AT          AVERAGE       AVERAGE          AT          AVERAGE
                                     DECEMBER 31,    REMAINING     EXERCISE     DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICE                  2000          LIFE          PRICE          2000          PRICE
-----------------------              ------------   -----------   -----------   ------------   -----------
$  2.313-3.9375....................     714,688        4.02        $  2.572       123,982        $ 2.575
$  4.0625-5.875....................     714,503        3.96           5.254        80,928          5.325
$  6.000-14.625....................     604,337        4.60           7.111       150,520          7.637
$ 28.000-58.875....................     209,451        5.12          53.891        21,879         51.816
$ 60.500-77.750....................     201,095        5.40          65.831           740         62.375
$ 82.000-97.750....................     254,680        5.60          92.985            --             --
$103.250-139.125...................      38,050        5.53         111.435            --             --
                                      ---------                                   -------
                                      2,736,804                                   378,049
                                      =========                                   =======

     Generally, options issued vest in one-third increments over a three year period, with the exception of certain option agreements which provide for various vesting schedules throughout the same three-year vesting period or options allowing vesting acceleration based on certain performance milestones. If the performance milestones are not met, the options vest 5 1/2 years after issue. Option agreements generally expire six years from date of issue if not exercised. Unvested options are generally forfeited upon termination of employment with the Company. Total shares exercisable were 378,049, 392,066 and 385,933 as of December 31, 2000, 1999 and 1998, respectively.

     The Company applies APB No. 25 and related interpretations for accounting for stock options. Accordingly, no compensation costs at the grant date are recorded for options granted at fair market value. Had compensation cost for the Company's stock options granted been determined based on the Black-Scholes option pricing model at the date of grant, consistent with the method of FAS 123, the Company's net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts shown below:

                                                            2000      1999       1998
                                                           -------   -------   --------
                                                                  (IN THOUSANDS)
Pro forma net income (loss):
  As reported............................................  $31,403   $ 4,953   $(29,825)
  As adjusted (unaudited)................................  $21,540   $(2,704)  $(35,502)
Pro forma basic income (loss) per share:
  As reported............................................  $  1.06   $  0.18   $  (1.13)
  As adjusted (unaudited)................................  $  0.73   $ (0.10)  $  (1.34)

     These pro forma amounts were determined using the Black-Scholes valuation model with the following key assumptions: (a) a discount rate of 6.23%, 5.61%, and 4.86% for December 31, 2000, 1999 and 1998, respectively; (b) a volatility factor based upon averaging the week ending price for Digital Lightwave and comparable public companies for periods matching the terms of the options granted; (c) an average expected option life of 4.0 years for December 31, 2000, 1999 and 1998; (d) there have been no options that have expired; and (e) no payment of dividends.

EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1997 Employee Stock Purchase Plan provides employees with the opportunity to purchase shares of the Company's Common Stock. An aggregate of 300,000 shares of the Company's Common Stock was reserved for issuance under the Plan. At December 31, 2000 a total of 185,269 shares had been purchased by employees participating in the plan at a weighted average price per share of $6.19.

WARRANTS

     As described in Note 6 -- Notes Payable, on March 31, 1999, the Company entered into a financing agreement with certain investors pursuant to which the Company agreed to issue $3.0 million of 9% Secured Bridge Notes due January 17, 2000. In connection with the financing agreement, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants, with a term of five years. The warrants were subsequently exercised.

11. DEFINED CONTRIBUTION PLAN

     The Company offers a defined contribution plan which qualifies under IRC section 401(k). All full-time employees are eligible to participate in the plan after three months of service with the Company. Employees may contribute up to 15% of their salary to the plan, subject to certain Internal Revenue Service limitations. The Company matches the first 6% of such voluntary contributions at 50% of the amount contributed by the employee. The Company does not make unmatched contributions. For the years ended December 31, 2000, 1999 and 1998, total Company contributions to the plan were approximately $273,000, $206,000 and $141,000, respectively.

12. SIGNIFICANT CUSTOMERS

     For the year ended December 31, 2000, the Company's largest customer, Telogy, accounted for approximately 15% of total revenues. For the year ended December 31, 1999, the Company's two largest customers accounted for approximately 39% of total revenues, with Telogy and Technology Rental Services ("TRS") accounting for approximately 21% and 18% of total sales, respectively. Both Telogy and TRS purchase the Company's products for lease to end users in the telecommunications industry. For the year ended December 31, 1998, the Company's four largest customers accounted for approximately 57% of total revenues, with Qwest, MCI WorldCom, Tellabs, and GTE accounting for approximately 17%, 16%, 13%, and 11% of total sales, respectively. No other customers accounted for sales of 10% or more during such periods.

13. REORGANIZATION CHARGES

     In February 1998, the Company eliminated 20 full-time positions resulting in a one-time charge to earnings of $1.0 million in connection with this restructuring. Additionally, the Company eliminated 55 full-time positions in August 1998 which did not result in a significant charge to earnings. Notes and related interest receivable from employees terminated in the restructurings totaling approximately $280,000 were deemed uncollectible and were included in the $1.0 million restructuring charge.

14. LEGAL PROCEEDINGS

     As of April 9, 1998, 23 class action complaints (which were subsequently consolidated into a single action) for violations of the Federal Securities Laws during certain periods in 1997 and 1998 had been filed in the United States District Court for the Middle District of Florida, on behalf of purchasers of the Company's Common Stock. The complaints named as defendants the Company, Steven H. Grant, the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary, and other former corporate officers and directors. The complaints alleged that the Company and certain officers during the relevant time period violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing to the investing public false and misleading financial statements and press releases concerning the Company's revenues, income and earnings, which artificially inflated the price of the Company's Common Stock.

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

     On May 20, 1999, a lead plaintiff in the class action suit filed a notice of appeal with the Eleventh Circuit Court of Appeals. On March 16, 2000, all parts of the appeal that pertain to the Company were dismissed with prejudice. The District Court's judgment approving settlement of the securities class actions now is final. Following the dismissal of the appeal, Company issued substantially all remaining shares of Common Stock in satisfaction of the total shares required under this settlement.

     On August 5, 1999, as a complete settlement of an investigation of the Company being conducted by the U.S. Securities and Exchange Commission (Commission) relating to the circumstances underlying the restatement of the Company's financial results, the Company agreed voluntarily to consent to the entry of a permanent injunction enjoining it from violations of Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20 and 13a-13 thereunder. On March 29, 2000, the Company's settlement with the Commission was filed with the U.S. District Court for the Middle District of Florida. Concurrently, the Commission settled administrative proceedings against Steven H. Grant, the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary, and two other former officers of the Company. Mr. Grant, without admitting or denying the Commission's findings, consented to the entry of an order that he cease and desist from committing or causing any violation or future violation of various sections of the Exchange Act.

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

     On April 21, 1999, Plaintiff filed an action in the United States District Court for the Southern District of Ohio against the Defendants alleging that the terms of the settlement agreement entered into between the parties had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded or, alternatively, that the settlement agreement be set aside. In response to this action, the Company filed a motion to dismiss for failure to state a claim against the Company. On March 30, 2000, the Court granted in part and denied in part the Company's motion to dismiss. On May 1, 2000, Plaintiff filed an amended complaint alleging two breach of contract claims against the Company. The Company believes it has fulfilled its obligations under the settlement agreement and that the claims against it are without merit. Accordingly, on June 30, 2000, the Company filed a motion seeking summary judgment in its favor. On August 24, 2000, the Court granted the Company's motion for summary judgment in its entirety. Subsequently, Dr. Zwan and Plaintiff entered into a settlement agreement and have dismissed the matter as to each other only.

     The Company intends to seek and expects to obtain entry of a judgment in its favor based upon the summary judgment order. Although there can be no assurance that judgment ultimately will be entered in the Company's favor or that, even if judgment is entered, Plaintiff will not successfully appeal the judgment, the Company believes it has meritorious defenses to Plaintiff's claims and thus no provision for any liability has been made in the financial statements.

     On November 23, 1999, Seth P. Joseph, a former officer and director of Digital Lightwave, commenced an arbitration proceeding against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute, and breach of an indemnification agreement and the Company bylaws. As relief, Mr. Joseph seeks $500,000, attorney fees, interest and stock options exercisable for 656,666 shares of our Common Stock. The Company has filed its answer denying Mr. Joseph's allegations, and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph seek repayment of loans totaling approximately $113,000, plus interest. In March, 2001, Mr. Joseph voluntarily dismissed three of his claims against the Company without prejudice. The two remaining claims seek recovery for alleged violation of the state whistleblower statute and breach of Mr. Joseph's stock option agreements. The arbitration hearing is scheduled to occur in July, 2001. The Company believes that there are meritorious defenses to these claims and thus no provision for any liability has been made in the financial statements.

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

                                                                   QUARTER ENDED
                                              --------------------------------------------------------
                                               MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                 2000          2000           2000            2000
                                              -----------   -----------   -------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales.......................................  $    18,558   $    22,109    $    26,085    $    33,921
Gross profit................................       11,992        15,007         17,646         22,792
Operating income............................        4,192         6,098          7,878         12,465
Net income..................................        4,273         6,175          7,989         12,965
Basic income per share(1)...................          .15           .21            .26            .43
Diluted income per share(1).................          .14           .20            .25            .40
Weighted average shares outstanding.........   28,405,400    29,120,397     30,194,307     30,458,554
Weighted average shares and equivalents
  outstanding...............................   31,349,165    31,610,927     32,491,073     32,292,954

                                                                   QUARTER ENDED
                                              --------------------------------------------------------
                                               MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                                 1999          1999           1999            1999
                                              -----------   -----------   -------------   ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales.......................................  $     8,112   $    10,728    $    14,162    $    17,471
Gross profit................................        4,926         7,036          9,311         11,769
Operating income (loss).....................       (1,679)           36          2,652          3,864
Net income (loss)...........................       (1,634)           65          2,641          3,879
Basic income (loss) per share(1)............         (.06)          .00            .10            .14
Diluted income (loss) per share(1)..........          n/a           .00            .09            .13
Weighted average shares outstanding.........   26,539,760    26,563,964     26,863,115     27,257,303
Weighted average shares and equivalents
  outstanding...............................   26,914,618    27,423,386     28,590,833     30,877,372

---------------

(1) Earnings per share were calculated for each three month and twelve month period on a stand-alone basis. Earnings per share for the quarter ended March 31, 1999 does not include the impact of common stock equivalents as it would be anti-dilutive.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     The executive officers and directors of the Company and their ages as of the date of this report are as follows:

NAME                                     AGE                  POSITION
----                                     ---                  --------
Gerry Chastelet(4).....................  54    Chairman, President and Chief Executive
                                                 Officer
Steven H. Grant........................  41    Executive Vice President, Finance,
                                               Chief Financial Officer and Secretary
George Matz............................  51    Executive Vice President and General
                                                 Manager, Portable Products Division
James Green............................  50    Executive Vice President, Operations
Dr. William F. Hamilton(1)(3)(4).......  61    Director
Gerald A. Fallon(1)(2).................  51    Director
Robert F. Hussey(2)(4).................  51    Director
Peter A. Guglielmi(1)(2)...............  57    Director

---------------

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating Committee
(4) Member of the Executive Committee

     Following is a description of the background of each of the Company's executive officers and directors:

     Mr. Chastelet joined Digital Lightwave on December 31, 1998 as President and Chief Executive Officer, and was named Chairman of the Board in July 1999. Prior to joining the Company, Mr. Chastelet served as President, Chief Executive Officer of Wandel & Goltermann Technologies, Inc., a global supplier of communications test and measurement equipment, from December 1995 to October 1998. From June 1993 to November 1995, he served as Vice President Sales, Marketing and Service-Americas and Asia Pacific for Network Systems Corporation, a supplier of channel-attached communications solutions for large mainframe computers. From 1989 to 1993, he was Vice President Sales, Marketing and Service for Gandalf Systems Corporation. Mr. Chastelet holds a degree in Electronics Engineering from Devry Institute of Technology and is a graduate of the University of Toronto Executive MBA Program. He also serves as a director of Wave Rider Communications, Inc. and Technology Research Corporation.

     Mr. Grant currently serves as Executive Vice President, Finance, Chief Financial Officer and Secretary and joined the Company in September 1997. Prior to joining the Company, Mr. Grant served as Executive Vice President, Chief Financial Officer, Treasurer and Corporate Secretary at Precision Systems Inc. from July 1996 through September 1997. Mr. Grant also served as Executive Vice President, Chief Financial/Administrative Officer and Treasurer for Silver King Communications Inc. from December 1992 through July 1996, and as Director of Corporate Finance, Investor Relations and Assistant Treasurer at Home Shopping Network from February 1989 through December 1992. Mr. Grant holds a Bachelor's Degree in Accounting from the University of Alabama and holds an MBA in Finance from the University of South Florida. On March 29, 2000, Mr. Grant settled administrative proceedings with the Securities and Exchange Commission. Mr. Grant, without admitting or denying the Commission's findings, consented to the entry of an order that he cease and desist from committing or causing any violation or future violation of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and Rules 12b-20 and 13a-13 thereunder.

     Mr. Matz currently serves as Executive Vice President and General Manager, Portable Products Division and joined the Company in May 1998. Prior to joining the Company, Mr. Matz served as Vice President of Global Sales at Boston Technology, Inc., a supplier of systems, software and services to telecommunications companies, from December 1995 to May 1998. From August 1994 to December 1995, Mr. Matz served as

Executive Director of Global Sales at Dale, Gesek, McWilliams and Sheridan, Inc., an international supplier of telecommunications products and services. From March 1990 to August 1994, Mr. Matz served as Director of North American Sales at Summa Four, Inc. Mr. Matz holds a B.S. degree from Wilkes University.

     Mr. Green currently serves as Executive Vice President, Operations and joined the Company in August 1999 as a consultant. Prior to joining the Company, Mr. Green also served as Vice President -- Operations for the MATCO Electronics Group from April 1993 to October 1995. Mr. Green is APICS Certified and also holds a CPM Certification.

     Dr. Hamilton has served as a Director since 1997. He is the Landau Professor of Management and Technology at the Wharton School of the University of Pennsylvania and has been a professor at the University of Pennsylvania since July 1967. He is also a director of the following public companies: Hunt Corporation., Marlton Technologies, Inc. and Neose Technologies, Inc.

     Mr. Fallon was nominated and elected to the Board to serve as a director by Dr. Bryan J. Zwan, the Company's majority stockholder, at the 2000 Annual Meeting. Mr. Fallon is Executive Vice President and Manager of Capital Markets for KeyBank, NA and Senior Managing Director of Capital Markets for McDonald Investments, Inc.

     Mr. Hussey was appointed by the Board to serve as a director on August 23, 2000. Mr. Hussey was President and CEO of MetroVision of North America, Inc., a niche cable television company, from February 1991 until April 1997, when it merged with York Hannover Health Care, Inc. Mr. Hussey is a director of IVEX Corporation, Digital Data, Inc. and Nur Macroprinters Ltd., as well as on the board of advisors for Kaufmann Fund, Argentum Capital Partners, I and II, and Josephthal & Company, Inc..

     Mr. Guglielmi was appointed by the Board to serve as a director on August 28, 2000. Mr. Guglielmi is Executive Vice President of Tellabs, Inc. He served as the Executive Vice President, Chief Financial Officer of Tellabs, Inc. from 1988 until 2000. From 1993 to 1997, he was President of Tellabs International, Inc. Prior to joining Tellabs, Mr. Guglielmi was Vice President of Finance and Treasurer of Paradyne Corporation for five years. Mr. Guglielmi presently serves on the boards of Tellabs, Inc., and JDS Uniphase Corporation.

BOARD OF DIRECTORS

     Our Bylaws provide that the board can fix the authorized number of directors from time to time between one and nine. The Board currently consists of five (5) members, Messrs. Chastelet, Hamilton, Fallon, Hussey, and Guglielmi. Each director serves for a one year term or until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

EXECUTIVE OFFICERS

     Digital Lightwave's executive officers are elected by the Board of Directors on an annual basis and serve until the next annual meeting of the Board of Directors or until their successors have been duly elected and qualified. There are no family relationships among any of our directors or executive officers.

BOARD MEETINGS AND COMMITTEES

     During the fiscal year ended December 31, 2000, the Board held 13 regular meetings and 1 special meeting. Each director attended at least 75% of the aggregate number of Board meetings and meetings of committees on which he served which occurred on or after the initiation of his term.

     The Board of Directors of Digital Lightwave has established an audit committee, a compensation committee, a nominating committee, and an executive committee. The audit committee, composed of Messrs. Fallon, Guglielmi, and Hamilton is responsible for reviewing financial statements, accounting and financial policies and internal controls and reviewing the scope of the independent auditor's activities and fees. The audit committee held 4 meetings during 2000. The compensation committee, composed of Messrs. Hussey, Guglielmi and Fallon, is responsible for reviewing and approving, within its authority, compensation, benefits, training and other human resource policies. The compensation committee held 7 meetings during 2000. The nominating committee, composed of Mr. Hamilton, is responsible for selecting nominees to the Board of Directors. In 2000, the Board formed an executive committee to act on matters when the full Board of Directors was unable to convene. The executive committee consists of Messrs. Chastelet, Hamilton and Hussey.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten (10) percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by regulations of the SEC to furnish the Company with copies of all Section 16(a) forms that they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representation that no other reports were required, the Company's officers, directors and greater than ten percent stockholders complied with all applicable Section 16(a) filing requirements, except that Dr. Zwan filed one late Form 4.

ITEM 11.   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table shows, for the year ended December 31, 2000, the cash and other compensation awarded to, earned by or paid to Mr. Chastelet and each other executive officer who earned in excess of $100,000 for all services in all capacities (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG TERM COMPENSATION
                                                                                  ------------------------------------------
                                                                                       AWARDS
                                                                                     RESTRICTED       PAYOUTS
                                             ANNUAL COMPENSATION                  -----------------   -------
                                             -------------------   OTHER ANNUAL   STOCK    OPTIONS/    LTIP      ALL OTHER
                                              SALARY     BONUS     COMPENSATION   AWARDS     SARS     PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION           YEAR     ($)        ($)          ($)         ($)       (#)        ($)         ($)
---------------------------           ----   --------   --------   ------------   ------   --------   -------   ------------
Gerry Chastelet.....................  2000   $293,574   $ 50,000   $19,217,175(1)   $--     25,000      $--       $23,250(2)(3)
 Chairman of the Board,               1999    276,066    100,000     2,924,065(1)   --     225,000      --         24,500(2)(3)
 President and Chief Executive
   Officer                            1998      1,060         --            --      --     600,000      --             --
Steven H. Grant.....................  2000    207,508         --     9,105,948(1)   --      16,750      --          5,188(2)
 Executive Vice President,            1999    201,541         --     1,890,312(1)   --     100,000      --          5,000(2)
 Finance, Chief Financial             1998    193,333     40,000            --      --     200,000      --          1,800(2)
 Officer and Secretary
George Matz.........................  2000    243,740     50,000    13,590,171(1)   --      16,750      --         17,250(2)(3)
 Executive Vice President and         1999    220,822     95,000     2,018,835(1)   --     102,500      --         17,000(2)(3)
 General Manager,                     1998    148,415     50,000            --      --     300,000      --          8,000(3)
 Portable Products Division
Ali Haider(4).......................  2000    187,643     20,833     4,501,857(1)   --      13,500      --          4,349(2)
 Executive Vice President,            1999    174,253         --       646,400(1)   --     142,000      --          2,125(2)
 Research and Development             1998    149,443     22,275            --      --      48,000      --          1,963(2)
James Green.........................  2000    137,513      5,000       496,253(1)   --      13,500      --             --
 Executive Vice President,
   Operations                         1999     28,584(5)       --       15,000(6)   --      50,000      --             --

---------------

(1) Reflects proceeds from stock options exercised, gross of income taxes.
(2) Reflects 401(k) matching contributions.
(3) Reflects Automobile Allowance.
(4) Resigned effective December 31, 2000.
(5) Began full time employment with the Company as the Vice President, Production, on October 13, 1999.
(6) Reflects fees paid for consulting services prior to joining Company as a full time employee.

1996 STOCK OPTION PLAN

     The Company's 1996 Stock Option Plan, or the 1996 Option Plan, became effective on March 5, 1996. The purpose of the 1996 Option Plan is to attract and retain qualified personnel, to provide additional incentives to employees, officers, directors and consultants of the Company and to promote the success of the Company's business. A reserve of 5,000,000 shares of Common Stock has been established for issuance under the 1996 Option Plan. The 1996 Option Plan is administered by the Board who may delegate the administration of the plan to a committee of the Board. The Board now has, and such committee would have, complete discretion to determine which eligible individuals are to receive option grants, the number of shares subject to each such grant, the status of any granted option as either an incentive stock option or a non-statutory option, the vesting schedule to be in effect for the option grant and the maximum term for which any granted option is to remain outstanding.

     Each option granted under the 1996 Option Plan has a maximum term of ten years, subject to earlier termination following the optionee's cessation of service with the Company. Options granted under the 1996 Option Plan may be exercised only for fully vested shares. The exercise price of incentive stock options and non-statutory stock options granted under the 1996 Option Plan must be at least 100% and 85%, respectively, of the fair market value of the stock subject to the option on the date of grant (or 110% with respect to holders of more than 10% of the voting power of the Company's outstanding stock). The Board or, when appointed, such committee, has the authority to determine the fair market value of the stock. The purchase price is payable immediately upon the exercise of the option. Such payment may be made in cash, in outstanding shares of Common Stock held by the participant, through a promissory note payable in installments over a period of years or any combination of the foregoing.

     The Board may amend or modify the 1996 Option Plan at any time, provided that no such amendment or modification may adversely affect the rights and obligations of the participants with respect to their outstanding options or vested shares without their consent. In addition, no amendment of the 1996 Option Plan may, without the approval of the Company's stockholders (i) modify the class of individuals eligible for participation, (ii) increase the number of shares available for issuance, except in the event of certain changes to the Company's capital structure, or (iii) extend the term of the 1996 Option Plan. The 1996 Option Plan will terminate on March 4, 2006, unless sooner terminated by the Board.

     As of December 31, 2000, the Company had outstanding options under the 1996 Option Plan totaling 2,736,804 shares of common stock of which 378,049 shares were exercisable.

2001 STOCK OPTION PLAN

     The Company's stockholders approved the 2001 Stock Option Plan, or the 2001 Plan, at the Special Meeting of Stockholders held on February 27, 2001, pursuant to which 3,000,000 shares, plus (i) the number of shares available for grant as of the date of stockholder approval of the 2001 Plan and (ii) the number of shares subject to options outstanding under the 1996 Option Plan as of the date of stockholder approval of the 2001 Plan to the extent that such options expire or terminate for any reason prior to exercise in full, will be reserved for issuance (with the sum of (i) and (ii) not to exceed 2,735,872 shares). The 2001 Plan supersedes the 1996 Option Plan with respect to future grants.

     The 2001 Plan differs from the original plan adopted in 1996 primarily by:
(i) limiting the number of option shares which may be granted to a single individual in a fiscal year to 250,000 shares, except with respect to individuals first hired by the Company who may receive an additional grant of up to 250,000 shares; (ii) authorizing the transfer of awards to certain family members and family trusts; (iii) eliminating or modifying certain restrictions as permitted by amendments to Rule 16b-3 issued by the Securities and Exchange Commission under Section 16(b) of the Securities and Exchange Act of 1934; and
(iv) modifying the provisions governing the options in the event of a change in control of the Company.

STOCK OPTION GRANTS AND EXERCISES IN LAST FISCAL YEAR

     The following table sets forth information concerning stock options awarded to each of the Named Executive Officers during 2000. All such options were awarded under the Company's 1996 Stock Option Plan.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                % OF TOTAL                           POTENTIAL REALIZABLE
                                                 OPTIONS                               VALUE AT ASSUMED
                                                 GRANTED                             ANNUAL RATES OF STOCK
                                     SHARES         TO                                PRICE APPRECIATION
                                   UNDERLYING   EMPLOYEES    EXERCISE                 FOR OPTION TERM(1)
                                    OPTIONS     IN FISCAL     PRICE     EXPIRATION   ---------------------
                                    GRANTED        YEAR       ($/SH)       DATE         5%         10%
                                   ----------   ----------   --------   ----------   --------   ----------
Gerry Chastelet..................    25,000(2)     3.43%     $56.0000    01/30/06    $476,134   $1,080,185
Steven H. Grant..................    16,750(2)     2.30       56.0000    01/30/06     319,010      723,724
George Matz......................    16,750(2)     2.30       56.0000    01/30/06     319,010      723,724
Ali Haider(3)....................    13,500(2)     1.85       56.0000    01/30/06     257,112      583,300
James Green......................    13,500(2)     1.85       56.0000    01/30/06     257,112      583,300

---------------

(1) Potential realizable value is based on the assumption that the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These numbers are calculated based on the requirements of the SEC and do not reflect the Company's estimate of future price growth.
(2) The option shares vested on an accelerated basis upon the achievement of specified revenue and net income targets.
(3) Mr. Haider resigned effective December 31, 2000.

     The following table sets forth certain information regarding options to purchase shares of Common Stock held as of December 31, 2000 by each of the Named Executive Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                                                                                       VALUE OF UNEXERCISED
                                                        NUMBER OF UNEXERCISED          IN-THE-MONEY OPTIONS
                           SHARES                       OPTIONS AT FY-END(#)             AT FY-END($)(1)
                         ACQUIRED ON      VALUE      ---------------------------   ----------------------------
                         EXERCISE(#)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
                         -----------   -----------   -----------   -------------   -----------    -------------
Gerry Chastelet........    221,625     $19,217,175     60,458         467,917      $1,512,533      $12,409,442
Steven H. Grant........    103,525       9,105,948     19,529         128,696         487,963        2,921,012
George Matz............    159,225      13,590,171     28,829         156,196         729,763        3,686,403
Ali Haider(2)..........     56,755       4,501,857     14,169         109,390          16,620        2,926,792
James Green............     11,666         496,253      5,000          46,834         120,313          802,099

---------------

(1) Values shown in these columns reflect the difference between the closing price of $31.6875 on December 31, 2000 and the exercise price of the options and does not include the federal and state taxes due upon exercise.
(2) Mr. Haider resigned effective December 31, 2000.

STOCK PURCHASE PLAN

     On August 25, 1997, the Board approved the Stock Purchase Plan whereby 300,000 shares of Common Stock were reserved for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. The Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and permits eligible employees to purchase shares of Common Stock at a discount through payroll deductions during specified three month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year or 1,500 shares of Common Stock in any one offering period. The Stock Purchase Plan is administered by an Administrative Committee appointed by the Board and provides generally that the purchase price must not be less than 85% of the fair market value of the Common Stock on the first or last day of the offering period, whichever is lower. As of March 29, 2001, 196,084 shares have been purchased under the Stock Purchase Plan.

EMPLOYMENT AGREEMENTS AND SEVERANCE ARRANGEMENTS

     The Company entered into a letter agreement dated as of December 31, 1998 (the "Chastelet Agreement"), with Gerry Chastelet, the Company's Chairman of the Board, Chief Executive Officer and President. The Chastelet Agreement provides for: (1) employment at will; (2) an annual salary of $275,000; (3) a $150,000 signing bonus payable over two years; and (4) a performance bonus of up to 50% of his base salary to be paid based on 80% quantitative and 20% qualitative criteria to be established by the Company's board of directors. In addition, the Company granted to Mr. Chastelet stock options to purchase 600,000 shares of Common Stock at an exercise price of $2.313 per share, of which 100,000 stock options vest after each six months of employment. In the event of a "change in control" (as such term is defined in the Chastelet Agreement), Mr. Chastelet's unvested options will vest.

     The Company entered into a letter agreement dated as of April 13, 1998 and an addendum to the letter agreement dated February 9, 1999 (the "Matz Agreements"), with George J. Matz, the Company's Executive Vice President and General Manager, Portable Products Division. The Matz Agreements provide for:
(1) employment at will; (2) an annual salary of $225,000; (3) a $150,000 sign-on bonus payable over three years; and (4) a performance bonus of 20% for the first year. In addition, the Company granted to Mr. Matz stock options to purchase 300,000 shares of Common Stock at an exercise price of $4.4375 per share, of which 75,000 stock options vested each on November 19, 1998 and on December 31, 1999, and 75,000 vest on each of the second and third of his employment anniversary dates. In the event of a "change in control" (as such term is defined in the Matz Agreement), Mr. Matz's unvested options will vest.

     The Company entered into an employment agreement effective as of February 27, 1998 (the "Grant Agreement"), with Steven H. Grant, the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary. The Grant Agreement provides for: (1) an employment term of three years which automatically renews for an additional two years unless either Mr. Grant or the Company provides reasonable notice of non-renewal prior to expiration; (2) an annual salary of $200,000; and (3) a $40,000 bonus (which is primarily an acceleration of a deferred sign-on bonus) to be paid upon completion of the Company's filings with the SEC for the year ended December 31, 1997. The Grant Agreement also provides that the Company will provide to Mr. Grant on an annual basis sufficient funds to purchase a term life insurance policy payable to his heirs and a disability insurance policy to provide comparable compensation, including benefits over the life of the agreement. In addition, the Company granted to Mr. Grant stock options to purchase 200,000 shares of Common Stock at an exercise price of $4.6875 per share, of which 50,000 stock options vested on the date of grant and 50,000 stock options vest on each of the three anniversaries following the date of grant. As a result of this new option grant, the previously issued grant for 75,000 shares was canceled. In the event that Mr. Grant's employment with the Company terminates, all stock options that have not yet vested will continue to vest except in the event of a "change in control" whereby the unvested options will accelerate. In the event of his termination without "cause", including due to a "change in control" or a "change in duties" (as such terms are defined in the Grant Agreement), Mr. Grant will be entitled to severance compensation, including all benefits, for a period of 18 to 24 months. The Company is not obligated to pay compensation and benefits under the Grant Agreement if Mr. Grant's employment is terminated for "cause."

     The Company entered into a letter agreement dated as of September 8, 1997 as modified by letters dated July 2, 1998 and August 4, 1998 with Ali Haider (the "Haider Agreements"), the Company's former Executive Vice President, Research and Development. The Haider Agreements provide for: (1) an annual salary of $170,000; and (2) a performance bonus of $22,275 for positive first and second quarter 1998 performance. In addition, the Company agreed to grant to Mr. Haider certain stock options. In the event of the termination of Mr. Haider's employment for any reason (other than a criminal act), Mr. Haider is entitled to severance pay in the amount of six months base salary at the greater of Mr. Haider's base salary as of the date of any termination of employment or as of July 27, 1998. Mr. Haider resigned effective December 31, 2000.

     The Company entered into a letter agreement dated as of October 13, 1999 and an addendum to the letter dated February 18, 2000 (the "Green Agreements") with James Green, the Company's Executive Vice President, Operations. The Green Agreements provide for: (1) an annual salary of $130,000; (2) a performance bonus of $5,000 based on fourth quarter 1999 revenues; and (3) relocation expenses for up to one (1) year of temporary living expenses and realtor costs not to exceed $20,000. In addition, the Company granted to Mr. Green stock options to purchase 50,000 shares of Common Stock at an exercise price of $7.625 per share of which one-third vests on each of the three anniversaries following the date of grant.

     On October 18, 1999, the Company entered into an addendum to the existing employment agreements with Messrs. Chastelet, Grant, Matz and Haider. On June 9, 2000, the Company entered into an addendum to the existing employment agreement with Mr. Green. Each agreement contains a non-compete clause that is more restrictive than any provision previously applicable to such executives. The addenda also provide for severance payments of up to two years base salary and bonus and acceleration of all stock options following involuntary termination upon a change of control.

SECTION 401(K) PLAN

     In 1997, the Company adopted a 401(k) Salary Savings Plan (the "401(k) Plan") covering the Company's full-time employees located in the United States. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($10,500 in 2000) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants in the 401(k) Plan. Currently, the Company matches the first 6% of such voluntary contributions at 50% of the amount contributed by the employee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In August, 2000, the Board appointed Messrs. Guglielmi and Hussey to the Compensation Committee. Subsequently, in December, 2000, the Board appointed Mr. Fallon to the Compensation Committee and appointed Mr. Hussey as Compensation Committee Chairman. Prior to this, the Compensation Committee of the Board consisted of Messrs. Hamilton and Seifert, a former director. No executive officer of the Company served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during 2000. Additionally, no member of the Compensation Committee is currently or was formerly an officer or employee of the Company.

COMPENSATION OF DIRECTORS

     Directors of the Company who are not officers or employees of the Company receive an annual fee of $10,000 and a per meeting fee consisting of $1,000 per in-person meeting and $500 per telephone meeting. Directors are also reimbursed for travel and other expenses relating to attendance at meetings of the Board or committees. Under the 1996 Option Plan, independent directors are also eligible to receive stock options in consideration for their services. Each independent director receives an option for 50,000 shares of common stock upon joining the Board of Directors and receives an option for 10,000 shares of common stock upon each annual meeting thereafter. During 2000, Dr. Hamilton received an option for 10,000 shares of common stock as a result of the 2000 annual meeting of stockholders. Messrs. Guglielmi, Hussey and Fallon each received an option for 50,000 shares of common stock as a result of their appointment or election to the Board. During 2000, Mr. Seifert, a former director, exercised 23,333 shares of common stock resulting in proceeds of $1,741,116. Dr. Hamilton exercised 10,000 shares of common stock resulting in proceeds of $801,607.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 29, 2001 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) all of the executive officers including executive officers named in the Summary Compensation Table (the "Named Executive Officers"), and (iv) all directors and executive officers of the Company as a group. To the knowledge of the Company, except as noted in the footnotes below, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

                                                              SHARES BENEFICIALLY
                                                                    OWNED(1)
                                                              --------------------
NAME                                                            NUMBER     PERCENT
----                                                          ----------   -------
Dr. Bryan J. Zwan(2)(3).....................................  17,941,750   58.7%
Gerry Chastelet(4)..........................................     172,190       *
Steven H. Grant(5)..........................................      95,193       *
George Matz(6)..............................................     118,329       *
Ali Haider(7)...............................................           0       *
James Green(8)..............................................      13,653       *
Dr. William F. Hamilton(9)..................................      36,666       *
Gerald A. Fallon............................................           0       *
Robert F. Hussey............................................           0       *
Peter A. Guglielmi..........................................           0       *
All executive officers and directors as a group (9
  persons)(10)..............................................     436,091    1.4%

---------------

  *  Less than one percent

 (1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 29, 2001 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
 (2) Includes 17,941,750 shares held by Dr. Bryan J. Zwan or through affiliates controlled by Dr. Zwan, principally, ZG Nevada Limited Partnership. Dr. Zwan's address is c/o Orrick, Herrington & Sutcliffe LLP, 1020 Marsh Road, Menlo Park, California 94025, Attn: Robert E. Freitas. Includes 2,000,000 shares that were formerly claimed by Hugh Bryan Haney pursuant to a litigation settlement.
 (3) Includes 6,495,000 shares that are subject to forward sale agreements and pledge agreements with CSFB SAILS Corp.
 (4) Consists of 4,732 shares of Common Stock and 167,458 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 29, 2001.
 (5) Consists of 11,164 shares of Common Stock and 84,029 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 29, 2001.
 (6) Consists of 118,329 issuable upon the exercise of options that are currently exercisable or exercisable within 60 days of February 1, 2001.
 (7) Mr. Haider resigned from the Company effective December 31, 2000.
 (8) Consists of 153 shares of Common Stock and 13,500 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 29, 2001.
 (9) Consists of 36,666 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 29, 2001.

(10) Consists of 16,049 shares of Common Stock and 419,982 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 29, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On December 15, 1998, the Company loaned $100,000 to Dr. Zwan, a former director. The loan has a simple interest rate of 9% per annum, is evidenced by an unsecured promissory note and was due December 14, 1999. On February 23, 2000, the loan was paid in full, including accrued interest of approximately $10,000. In accordance with the Company's policy on related party transactions, the loan was approved by the independent members of the Audit Committee of the Board of Directors.

                                    PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

     (a)(1) Index to Consolidated Financial Statements.

          Index to consolidated financial statements appears on 31.

     (b) Reports on Form 8-K.

          The Company filed a report on Form 8 on October 3, 2000 announcing the results of the annual meeting held on September 29, 2000.

     (c) Exhibits.

 3.01(1)     --  Certificate of Incorporation of the Company
 3.02(1)     --  Amendment to Certificate of Incorporation of the Company
                 dated January 8, 1997
 3.03(1)     --  Amended and Restated By-laws of the Company
 4.01(1)     --  Specimen Certificate for the Common Stock
10.01(1)     --  Lease Agreement dated October 7, 1994, between the Company and Atrium at Clearwater, Limited
10.02(1)     --  First Lease Agreement Amendment dated February 16, 1996, between the Company and Atrium at Clearwater, Limited
10.03(1)*    --  Form of Indemnification Agreement between the Company and officers and directors of the Company
10.04(1)     --  Digital Lightwave, Inc. 1996 Stock Option Plan
10.05(3)     --  Digital Lightwave, Inc. Employee Stock Purchase Plan
10.06(2)     --  Second Lease Amendment, dated September 10, 1997, between the Company and Atrium At Clearwater, Limited
10.07(2)     --  Lease Agreement, dated June 30, 1997, between the Company and Pinellas Business Center, Inc.
10.08(2)     --  Lease Agreement, dated September 26, 1997, between the
                 Company and Monmouth/Atlantic Realty Associates
10.09(3)     --  L.P. Lease Agreement, dated January 9, 1998, between the
                 Company and Orix Hogan-Burt Pinellas Venture.
10.10(3)     --  First Lease Amendment, dated February 18, 1998, between the
                 Company and Orix Hogan-Burt Pinellas Venture.
10.11(3)     --  First Lease Amendment, dated September 25, 1997, between the
                 Company and Monmouth/Atlantic Realty Associates L.P.

10.12(3)     --  Second Lease Amendment, dated February 23, 1998, between the
                 Company and Monmouth/Atlantic Realty Associates L.P.
10.13(3)*    --  Executive Employment Agreement, dated February 27, 1998, between the Company and Steven H. Grant
10.14(4)     --  Accounts Receivable Agreement dated December 28, 1998
                 between the Company and Bankers Capital
10.15(4)     --  Stock Option Agreement dated November 13, 1998 among the
                 Company, Dr. Brian J. Zwan and Hugh Brian Haney
10.16(4)     --  Mutual General Release dated November 13, 1998, by and among
                 Hugh Brian Haney, Great American Fun Corp., Great American
                 Fun (HK) Ltd., Dr. Bryan J. Zwan, the Company and Logical
                 Magic, Inc.
10.17(4)     --  Settlement Agreement dated November 13, 1998 by and among
                 Hugh Brian Haney, Dr. Bryan J. Zwan and the Company
10.18(4)*    --  Letter Agreement dated as of December 31, 1998 between the
                 Company and Gerry Chastelet
10.19(4)*    --  Letter Agreement dated April 13, 1998 and addendum thereto dated February 9, 1999 between the Company and George J.
                 Matz
10.20(4)     --  Form of Stock Purchase Agreement, dated March 31, 1999, between the Company and certain Purchasers, with exhibits
                 thereto
10.21(4)     --  Letter of Commitment between the Company and Emergent Asset
                 Based Lending, L.L.C. d/b/a Emergent Business Capital, dated
                 March 31, 1999
10.22(4)*    --  Letter Agreement dated as of September 8, 1997 between the
                 Company and Ali Haider as amended and supplemented by the
                 Letter Agreements dated July 27, 1998 and August 4, 1998
10.23(6)*    --  Form of Addenda to Employment Agreements of certain
                 employees dated October 18, 1999 and June 9, 2000
10.25(5)     --  Memorandum of Understanding between Dr. Bryan J. Zwan and the Company
10.27(7)*    --  2001 Stock Option Plan
10.28*       --  Promissory Note issued to the Company by James Green
10.29        --  Form of Distributor Agreement
10.30*       --  Form of Letter Agreement entered into on February 27, 2001 with executive officers with respect to certain stock
                 options
10.31*       --  Letter Agreement between the Company and James Green dated
                 October 13, 1999
10.32*       --  Addendum to Letter Agreement between the Company and James
                 Green dated February 18, 2000
10.33        --  Loan and Security Agreement by and between Congress
                 Financial Corporation (Florida) and the Company
21.01(4)     --  Subsidiaries of the Registrant
23.01        --  Consent of PricewaterhouseCoopers LLP
24.01        --  Power of Attorney (included on the signature page to this
                 Report)

---------------

 *  Indicates management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Registration Statement on Form S-1, File No. 333-09457, declared effective by the Securities and Exchange Commission on February 5, 1997.
(2) Incorporated by reference to the exhibit filed in connection with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.

(3) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(4) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Form 10-Q for the quarter ended September 30, 1999.
(6) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(7) Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Proxy Statement filed on February 15, 2001 for the 2001 Special Meeting of Stockholders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DIGITAL LIGHTWAVE, INC.

                                          By:      /s/ GERRY CHASTELET
                                            ------------------------------------
                                                      Gerry Chastelet
                                                   Chairman of the Board,
                                               President and Chief Executive
                                                           Officer

Date: March 30, 2001

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

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                 /s/ GERRY CHASTELET                   Chairman of the Board,           March 30, 2001
-----------------------------------------------------    President and Chief Executive
                   Gerry Chastelet                       Officer (Principal Executive
                                                         Officer)

                 /s/ STEVEN H. GRANT                   Executive Vice President,        March 30, 2001
-----------------------------------------------------    Finance Chief Financial
                   Steven H. Grant                       Officer and Secretary
                                                         (Principal Financial Officer)

               /s/ WILLIAM F. HAMILTON                 Director                         March 30, 2001
-----------------------------------------------------
                 William F. Hamilton

                /s/ GERALD A. FALLON                   Director                         March 30, 2001
-----------------------------------------------------
                  Gerald A. Fallon

                /s/ ROBERT F. HUSSEY                   Director                         March 30, 2001
-----------------------------------------------------
                  Robert F. Hussey

               /s/ PETER A. GUGLIELMI                  Director                         March 30, 2001
-----------------------------------------------------
                 Peter A. Guglielmi

                            DIGITAL LIGHTWAVE, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                              DOLLARS IN THOUSANDS

                  COL. A                       COL. B             COL. C               COL. D      COL. E
                  ------                     ----------   -----------------------    ----------   ---------
                                                                 ADDITIONS
                                                          -----------------------
                                                             (1)          (2)
                                             BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE
                                             BEGINNING    COSTS AND      OTHER                     AT END
DESCRIPTION                                  OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS   OF PERIOD
-----------                                  ----------   ----------   ----------    ----------   ---------
Year 2000
  Allowance for doubtful accounts..........     $215         $161          $0           $126(a)     $250
  Inventory valuation......................      322          700           0            594(b)      428
Year 1999
  Allowance for doubtful accounts..........        0          215           0              0         215
  Inventory valuation......................       10          397           0             85(b)      322
Year 1998
  Inventory valuation......................       10            0           0              0          10

---------------

(a) Amounts written off as uncollectible, payments or recoveries.

(b) Amounts written off at disposal of related inventory.