Form 10-Q
period 2001-03-31
DIGITAL LIGHTWAVE INC
filed 2001-05-15
CIK 1016100

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

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                              YES [X]       NO [ ]

     The number of shares outstanding of the Registrant's Common Stock as of May 11, 2001 was 30,775,327.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DIGITAL LIGHTWAVE, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE PERIOD ENDED MARCH 31, 2001

                                     INDEX

                                                                       PAGE
                                                                       ----
                      PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements:

                                                                         1
         Consolidated Condensed Balance Sheets -- March 31, 2001 and
         December 31, 2000...........................................

                                                                         2
         Consolidated Condensed Statements of Operations -- Three
         Months Ended March 31, 2001 and March 31, 2000..............

                                                                         3
         Consolidated Condensed Statements of Cash Flows -- Three
         Months Ended March 31, 2001 and March 31, 2000..............

                                                                         4
         Notes to Consolidated Condensed Financial Statements........

Item 2.  Management's Discussion and Analysis of Financial Condition     8
         and Results of Operations...................................

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................   13

Item 6.  Exhibits and Reports on Form 8-K............................   13

SIGNATURES...........................................................   14

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................    $38,823       $30,481
  Accounts receivable, less allowance of $350 and $250,
     respectively...........................................     27,036        25,301
  Inventories...............................................     15,910        13,048
  Prepaid expenses and other current assets.................      1,532           757
                                                                -------       -------
          Total current assets..............................     83,301        69,587
Property and equipment, net.................................      8,861         8,910
Other assets................................................        243           336
                                                                -------       -------
          Total assets......................................    $92,405       $78,833
                                                                =======       =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................    $ 9,459       $10,610
                                                                -------       -------
          Total current liabilities.........................      9,459        10,610
  Long-term liabilities.....................................        911           854
                                                                -------       -------
          Total liabilities.................................     10,370        11,464
                                                                -------       -------
Stockholders' equity:
  Common stock..............................................          3             3
  Additional paid-in capital................................     78,307        76,620
  Accumulated earnings (deficit)............................      3,725        (9,254)
                                                                -------       -------
          Total stockholders' equity........................     82,035        67,369
                                                                -------       -------
          Total liabilities and stockholders' equity........    $92,405       $78,833
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

                            DIGITAL LIGHTWAVE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
Sales.......................................................  $    34,418    $    18,558
Cost of goods sold..........................................       10,499          6,566
                                                              -----------    -----------
  Gross profit..............................................       23,919         11,992
                                                              -----------    -----------
Operating expenses:
  Engineering and development...............................        3,638          3,360
  Sales and marketing.......................................        5,025          3,124
  General and administrative................................        1,560          1,316
                                                              -----------    -----------
          Total operating expenses..........................       10,223          7,800
                                                              -----------    -----------
Operating income............................................       13,696          4,192
Other income, net...........................................          410             81
                                                              -----------    -----------
Income before provision for income taxes....................       14,106          4,273
Provision for income taxes..................................        1,127             --
                                                              -----------    -----------
          Net income........................................  $    12,979    $     4,273
                                                              ===========    ===========
Per share of common stock:
  Basic net income per share................................  $      0.43    $      0.15
                                                              ===========    ===========
  Diluted net income per share..............................  $      0.40    $      0.14
                                                              ===========    ===========
  Weighted average common shares outstanding................   30,530,827     28,405,400
                                                              ===========    ===========
  Weighted average common and common equivalent shares
     outstanding............................................   32,204,030     31,349,165
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

                            DIGITAL LIGHTWAVE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   FOR THE
                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Cash flows from operating activities:
  Net income................................................  $12,979    $ 4,273
  Adjustments to reconcile net income to cash provided
     (used) by operating activities:
     Depreciation and amortization..........................      779        679
     Provision for uncollectible accounts...................      100        (45)
     Income tax benefit from stock options..................    1,127         --
  Changes in operating assets and liabilities:
     Increase in accounts receivable........................   (1,859)    (3,755)
     Increase in inventories................................   (3,289)    (1,107)
     Increase in prepaid expenses and other assets..........     (503)      (811)
     Increase (decrease) in accounts payable and accrued
      expenses..............................................   (1,062)      (423)
                                                              -------    -------
          Net cash provided (used) by operating
           activities.......................................    8,272     (1,189)
                                                              -------    -------
Cash flows from investing activities:
  Purchase of property and equipment........................     (169)      (132)
  (Increase) decrease in notes receivable...................     (200)       182
                                                              -------    -------
          Net cash (used) provided by investing
           activities.......................................     (369)        50
                                                              -------    -------
Cash flows from financing activities:
  Principal payments on notes payable.......................       --     (3,000)
  Proceeds from sale of common stock, net of expense........      561      4,194
  Payments received, lease receivables......................       23         34
  Principal payments, capital lease obligations.............     (145)       (67)
                                                              -------    -------
          Net cash provided by financing activities.........      439      1,161
                                                              -------    -------
Net increase in cash and cash equivalents...................    8,342         22
Cash and cash equivalents at beginning of period............   30,481      7,466
                                                              -------    -------
Cash and cash equivalents at end of period..................  $38,823    $ 7,488
                                                              =======    =======
Other supplemental disclosures:
  Cash paid for interest....................................  $    18    $    90
Noncash investing and financing activities:
  Capital lease obligations incurred........................       --        214
  Fixed asset additions included in accounts payable........      112         82
  Issuance of common stock pursuant to litigation
     settlement.............................................       --        662

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DIGITAL LIGHTWAVE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiary ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Form 10-K for the period ended December 31, 2000, File No. 000-21669.

     Certain prior year amounts have been reclassified to conform with the 2001 presentation.

2. INVENTORIES

     Inventories at March 31, 2001 and December 31, 2000 are summarized as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Raw materials...............................................   $ 7,856      $ 8,598
Work-in-process.............................................     6,218        4,229
Finished goods..............................................     1,836          221
                                                               -------      -------
                                                               $15,910      $13,048
                                                               =======      =======

3. COMPUTATION OF NET INCOME PER SHARE

     Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
Basic:
  Weighted average common shares outstanding................  30,530,827   28,405,400
                                                              ----------   ----------
          Total basic.......................................  30,530,827   28,405,400
Diluted:
  Incremental shares for common stock equivalents...........   1,673,203    2,943,765
                                                              ----------   ----------
          Total dilutive....................................  32,204,030   31,349,165
                                                              ==========   ==========

4. LEGAL PROCEEDINGS

     On July 23, 1998, the Company entered into a memorandum of understanding for the settlement of a consolidated securities class action lawsuit. In late October 1998, a Stipulation of Settlement was filed with the court and on December 21, 1998, the court preliminarily approved the settlement. The settlement consisted of $4.3 million in cash, to be paid to plaintiffs primarily by a claim on the Company's directors and officers liability insurance policy, and the issuance of up to 1.8 million shares of Common Stock. The

                            DIGITAL LIGHTWAVE, INC.

Company recorded a one-time charge of $8.5 million during 1998 as a result of the settlement. On April 30, 1999, the court entered a final judgment approving the settlement of the actions. The final order was subject to appeal. On July 21, 1999, the Company issued 289,350 shares of Common Stock in partial satisfaction of the total shares required under this settlement. Those shares were not to be distributed, sold or hypothecated until after the appeal of the settlement, discussed below, is fully resolved.

     On May 20, 1999, a lead plaintiff in the class action suit filed a notice of appeal with the Eleventh Circuit Court of Appeals. On March 16, 2000, all parts of the appeal that pertain to the Company were dismissed with prejudice. The District Court's judgment approving settlement of the securities class actions now is final. Following the dismissal of the appeal, the Company issued substantially all remaining shares of Common Stock in satisfaction of the total shares required under this settlement.

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

     On April 21, 1999, plaintiff Hugh Brian Haney filed an action in the United States District Court for the Southern District of Ohio against the Company and its former Chairman of the Board and Chief Executive Officer, Dr. Bryan J. Zwan, alleging that the terms of a settlement agreement entered into between the parties to settle prior litigation had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded or, alternatively, that the settlement agreement be set aside. In response to this action, the Company filed a motion to dismiss for failure to state a claim against the Company. On August 24, 2000, the Court granted the Company's motion for summary judgment in its entirety. Subsequently, Dr. Zwan and plaintiffs entered into a settlement agreement and have dismissed the matter as to each other only. On March 23, 2001, the Court entered judgment in the Company's favor. Plaintiffs did not appeal and the judgment in the Company's favor now is final.

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

                            DIGITAL LIGHTWAVE, INC.

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

     On March 31, 1999, the Company entered into a financing agreement with certain investors pursuant to which the Company issued $3.0 million of 9% Secured Bridge Notes due January 17, 2000. They were collateralized by all of the Company's assets and were subordinated to the accounts receivable agreement with EAB. In connection with the financing agreement, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants. The warrants had a term of five years from the date of issuance. In January 2000, such warrants were exercised. The Secured Bridge Notes and related interest were repaid in full on the due date.

     On October 10, 2000, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation ("Congress") pursuant to which Congress provided the Company with a $10.0 million line of credit at prime plus three-quarters of one percent (.75%). The Loan Agreement has an initial term of two years. All indebtedness outstanding under the Loan Agreement is collateralized by substantially all of the Company's assets. Approximately $2.3 million of the $10.0 million available under the credit facility secures a letter of credit required by a lease for office space. A fee for this letter of credit accommodation is assessed at one and one quarter percent (1.25%) per annum. At March 31, 2001, the Company was in compliance with all loan covenants.

6. RELATED PARTY TRANSACTION

     On February 13, 2001, a member of senior management borrowed $200,000 from the Company. This note accrues interest at the prime rate plus one percent (1.0%) with the principal sum and accrued interest thereon payable on demand or, if earlier, on the date of termination of the borrower's employment with the Company. This note is collateralized by the borrower's stock holdings in the Company and future cash bonuses which may become payable.

7. STOCK OPTION PLAN

     The stockholders of the Company approved the 2001 Stock Option Plan (the "2001 Option Plan") at a special meeting held February 27, 2001. Under the 2001 Option Plan, 3,000,000 shares, plus (i) the number of shares remaining for issuance under the 1996 Option Plan as of the date of stockholder approval of the 2001 Option Plan and (ii) the number of shares subject to options outstanding under the 1996 Option Plan as of the date of stockholder approval of the 2001 Plan to the extent that such options expire or terminate for any reason prior to exercise in full, were reserved for issuance (with the sum of (i) and
(ii) not to exceed 2,735,872 shares). The 2001 Option Plan differs from the 1996 Option Plan primarily by: (i) limiting the number of option shares which may be granted to a single individual in a fiscal year to 250,000 shares, except with respect to individuals first hired by the Company who may receive an additional grant of up to 250,000 shares; (ii) authorizing the transfer of awards to certain family members and family trusts; (iii) eliminating or modifying certain restrictions as permitted by amendments to Rule 16b-3 issued by the Securities and Exchange Commission under Section 16(b) of the Securities and Exchange Act of 1934; and (iv) modifying

                            DIGITAL LIGHTWAVE, INC.

the provisions governing the options in the event of a change in control of the Company. The 2001 Option Plan superseded the 1996 Option Plan with respect to future grants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements as well as the future prospects of the Company generally, such investors should specifically consider various factors identified in the Company's Annual Report on Form 10-K for the period ended December 31, 2000, including the matters set forth therein under the caption "Factors That May Affect Operating Results," which could cause actual results to differ materially from those indicated by such forward-looking statements. Factors that may affect the Company's results of operations include but are not limited to the Company's anticipated fluctuations in operating results and seasonal sales, dependence on limited products, uncertain market acceptance of planned products, rapid technological change, dependence on new product introductions, dependence on the continued growth of the Internet, competition, dependence on a limited number of customers, expansion into additional original equipment manufacturer relationships, dependence on contract manufacturing and sole or limited source suppliers, industry-wide shortages of key components, management of growth, limited operating history, dependence on key personnel, substantial influence of principal stockholder, dependence on proprietary technology, possible volatility of stock price, shares eligible for future sale, success in defending significant litigation, factors inhibiting takeover and government regulations. In addition, the Company participates in a highly concentrated industry, and has limited visibility with regard to customer orders and the timing of such orders. The Company may also encounter difficulty obtaining sufficient supplies to staff and meet production schedules. As a result, quarter-to-quarter and year-to-year financial performance is highly dependent upon the timely receipt of orders from its customers during fiscal periods. The Company disclaims any obligation to update any of the foregoing factors or announce publicly revisions to any of the foregoing statements to reflect events or developments.

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

     From inception in 1990 through 1996, the Company focused its primary activities on developing the necessary technology and infrastructure required to launch its first product, the Network Information Computer ("NIC"). In 1998, the Company commenced limited sales of the Network Access Agent ("NAA").

     The Company's net sales are generated from sales of its products, less an estimate for customer returns. Net sales are recognized when products are shipped to a customer. The Company expects that the average selling price ("ASP") of its NIC and its NAA will fluctuate based on a variety of factors, including product configuration, potential volume discounts to customers, the timing of new product introductions and enhancements and the introduction of competitive products. Because the cost of goods sold tends to remain relatively stable for any given product, fluctuations in the ASP may have a material adverse effect on the Company's results of operations.

     The Company primarily sells its products through a direct sales force to telecommunications service providers and equipment manufacturers. Distributors are used for international sales. The sales cycle for new customers tends to be long. In addition, the telecommunications industry historically has had a limited number of competitors. Given long sales cycles and few industry participants, sales of the Company's products have tended to be concentrated, and the Company expects that sales will continue to be concentrated in the future.

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

     To date, the Company has not entered into long-term agreements or blanket purchase orders for the sale of its products, but generally obtains purchase orders for immediate shipment and other cancelable purchase commitments. As a result, the Company does not expect to carry substantial backlog from quarter to quarter in the future. The Company's sales during a particular quarter are, therefore, highly dependent upon orders placed by customers during the quarter. Consequently, sales may fluctuate significantly from quarter-to-quarter and year-to-year due to the timing and amount of orders from customers, among other factors. Because most of our expenses, particularly employee compensation and rent, are relatively fixed and cannot be easily reduced in response to decreased revenues, quarterly fluctuations in sales have a significant effect on net income.

     Until fiscal year 1999, the Company incurred substantial net operating losses as a result of significant investment in research and development, sales and marketing and administrative expenses. In the quarter ended June 30, 1999, the Company showed its first profitable quarter. Profitability has been sustained through the quarter ended March 31, 2001. The Company intends to continue to build its organization in anticipation of growth and believes that its operating expenses will continue to increase accordingly due to a variety of factors including: (1) increased research and development expenses associated with the completion of the products in development and the continued enhancement of existing products; and (2) increased selling, general and administrative expenses associated with continued expansion of sales and marketing capabilities, product advertising and promotion. There can be no assurance that the Company will sustain profitability.

RESULTS OF OPERATIONS

     The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000. The following table summarizes the approximate changes in selected operating items and includes dollar changes, percentage changes and percent of net sales to facilitate the discussions that follow.

                                                     QUARTER ENDED
                                                 ---------------------   AMOUNT    PERCENT   PERCENT OF
                                                                         CHANGE    CHANGE     NET SALES
                                                 MARCH 31,   MARCH 31,    FAV/      FAV/     -----------
                                                   2001        2000      (UNFAV)   (UNFAV)   2001   2000
                                                 ---------   ---------   -------   -------   ----   ----
                                                                 (IN MILLIONS, EXCEPT %)
Net sales......................................   $ 34.4       $18.6      $15.8       85%    100%   100%
Cost of goods sold.............................    (10.5)       (6.6)      (3.9)     (59)     30     35
                                                  ------       -----      -----              ---    ---
Gross profit...................................     23.9        12.0       11.9       99      70     65
Engineering and development expenses...........     (3.6)       (3.4)      (0.2)      (7)     11     18
Sales and marketing expenses...................     (5.0)       (3.1)      (1.9)     (62)     15     17
General and administrative expenses............     (1.6)       (1.3)      (0.3)     (19)      4      7
                                                  ------       -----      -----              ---    ---
          Total operating expenses.............    (10.2)       (7.8)      (2.4)     (31)     30     42
                                                  ------       -----      -----              ---    ---
Operating income...............................     13.7         4.2        9.5      226      40     23
Other income, net..............................      0.4         0.1        0.3      408       1     --
                                                  ------       -----      -----              ---    ---
Pre-tax income.................................     14.1         4.3        9.8      228      41     23
Income taxes...................................     (1.1)         --       (1.1)      --      (3)    --
                                                  ------       -----      -----              ---    ---
Net income.....................................   $ 13.0       $ 4.3      $ 8.7      202%     38%    23%
                                                  ======       =====      =====              ===    ===

  Net Sales

     Net sales include total revenues from customer purchases of Network Information Computers (NIC's) and Network Access Agents (NAA's), net of accrual for product returns. Net sales for the quarter ended March 31, 2001 increased $15.8 million, or 85%, to $34.4 million from $18.6 million in the year ago quarter.

Sales to existing customers during the quarter represented 97% of sales, or $33.2 million as compared to 91% of sales, or $17.1 million in the year ago quarter. During the quarter, the Company shipped 395 total units (including 15 NAA's) at an ASP of $85,087, as compared to 349 total units (including 14 NAA's) at an ASP of $49,831 in the year ago quarter.

     The primary increase in ASP (which is shown gross of the estimate for product returns) is related to a shift in customer demand to higher speed configurations, particularly the OC-192 product which began shipment in the second quarter of 2000. Additionally, in both of the quarter ended March 31, 2001 and the prior year quarter, the Company recognized $1.5 million of revenue from upgrades. In each of these quarters, the majority of the upgrades were to provide OC-48 functionality to portable products.

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

  Cost of Goods Sold

     Cost of goods sold for the quarter ended March 31, 2001 increased by $3.9 million to $10.5 million as compared to $6.6 million in the year ago quarter. Growth in cost of goods sold was directly related to the increase in the volume of units sold.

  Gross Profit

     Gross profit for the quarter ended March 31, 2001 increased by $11.9 million to $23.9 million from $12.0 million in the year ago quarter. As a percentage of sales, gross profit for the quarter increased to 69.5% from 64.6% in the year ago quarter.

     The increase in gross margin between the quarters was related to increases in ASP's and more efficient production methods.

  Engineering and Development

     Engineering and development expenses principally include compensation attributable to engineering and development personnel, depreciation of production assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended March 31, 2001 increased by $0.2 million to $3.6 million, or 11% of net sales, from $3.4 million, or 18% of net sales, in the year ago quarter.

     The dollar increase is primarily due to development efforts centered around the Company's new products within the NIC and NAA product lines. These increases were partially offset by decreases in certain employee related costs incurred in the quarter ended March 31, 2001.

  Sales and Marketing

     Sales and marketing expenses principally include salaries and commissions paid on sales of products, travel expenses, tradeshow costs, and costs of promotional materials and customer incentives. Sales and marketing expenses for the quarter ended March 31, 2001 increased by $1.9 million to $5.0 million, or 15% of net sales, from $3.1 million, or 17% of net sales, in the year ago quarter.

     The dollar increase is directly related to higher commissions resulting from the increased sales activity, an increase in warranty related accruals, and additional allowance for potentially uncollectible receivables. These increases were partially offset by decreases in certain employee related costs incurred in the quarter ended March 31, 2001.

  General and Administrative

     General and administrative expenses principally include professional fees, facility rentals, compensation, and information systems related to general management functions. General and administrative expenses for the quarter ended March 31, 2001 increased by $0.3 million to $1.6 million, or 5% of net sales, from $1.3 million, or 7% of net sales, in the year ago quarter.

     The dollar increase primarily reflects increased legal fees relating to ongoing matters and increased insurance costs. These items were partially offset by decreases in certain employee related costs incurred in the quarter ended March 31, 2001.

  Other Income, net

     Other income for the quarter ended March 31, 2001 increased by $0.3 million to $0.4 million from $0.1 million last year. This primarily represents interest earned on invested cash balances partially offset by fees related to a credit facility and interest expense on capital lease obligations.

  Provision for Income Taxes

     The provisions for income taxes for both quarters reflect income taxes due at federal statutory rates and state income taxes, net of federal benefit. The effective income tax rate was 8% for the first quarter of 2001 and 0% for the first quarter of 2000. The effective rates differ from the federal and state statutory rates (net of federal benefit) due to the recognition of deferred tax assets previously not recognized due to management's uncertainty as to their realization. As of the first quarter of 2001, the remaining deferred tax asset was recognized resulting in a benefit of $4.3 million which offset the otherwise recognized tax expense of $5.4 million resulting in a net tax expense of $1.1 million or 8%.

     The Company has a pending ruling with the Internal Revenue Service regarding an additional deduction related to securities litigation costs. A favorable ruling would result in a significant increase to the Company's net operating loss carryforward.

  Net Income or Loss

     Net income for the quarter increased by $8.7 million to $13.0 million or $.40 per share (diluted) from $4.3 million or $.14 per share (diluted) in the year ago quarter.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception through March 31, 2001, the Company has financed its operations primarily through private sales of its Common Stock, cash from operations and the initial public offering of 4,600,000 shares of its Common Stock. Cash and cash equivalents at March 31, 2001 were approximately $38.8 million, an increase of $8.3 million from December 31, 2000. As of March 31, 2001, the Company's working capital was approximately $72.7 million as compared to $59.0 million at December 31, 2000. The increase was primarily associated with the increase in cash reserves due to record sales levels and profitability. The sales levels also resulted in a record level of trade receivables and the inventory level grew to support new products expected to commence more meaningful shipments in the second quarter of 2001. See the Company's Consolidated Condensed Statements of Cash Flows for additional detail. For the quarter ended March 31, 2001, capital expenditures were approximately $0.2 million. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products, continued product development efforts, and facilities expansion to support growth.

     In 1998, the Company entered into an agreement with EAB Leasing Corp. ("EAB") providing for sale of the Company's accounts receivable to EAB. Certain amounts were financed during the term of the agreement which was terminated by the Company in May 2000. All advances, interest and fees were repaid in full prior to termination.

     On March 31, 1999, the Company entered into a financing agreement with certain investors pursuant to which the Company issued $3.0 million of 9% Secured Bridge Notes due January 17, 2000. They were collateralized by all of the Company's assets and were subordinated to the accounts receivable agreement with EAB. In connection with the financing agreement, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants. The warrants had a term of five years from the date of issuance. In January 2000, such warrants were exercised. The Secured Bridge Notes and related interest were repaid in full on the due date.

     On October 10, 2000, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation ("Congress") pursuant to which Congress provided the Company with a $10.0 million line of credit at prime plus three-quarters of one percent (.75%). The Loan Agreement has an initial term of two years. All indebtedness outstanding under the Loan Agreement is collateralized by substantially all of the Company's assets. Approximately $2.3 million of the $10.0 million available under the credit facility secures a letter of credit required by a lease for office space. A fee for this letter of credit accommodation is assessed at one and one quarter percent (1.25%) per annum.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As described more fully in the Company's Form 10-K for the year ended December 31, 2000, on April 21, 1999, plaintiff Hugh Brian Haney filed an action in the United States District Court for the Southern District of Ohio against the Company and its former Chairman of the Board and Chief Executive Officer, Dr. Bryan J. Zwan, alleging that the terms of a settlement agreement entered into between the parties to settle prior litigation had been breached and requesting that the settlement agreement be specifically enforced and that damages in excess of $75,000 be awarded or, alternatively, that the settlement agreement be set aside. In response to this action, the Company filed a motion to dismiss for failure to state a claim against the Company. On August 24, 2000, the Court granted the Company's motion for summary judgment in its entirety. Subsequently, Dr. Zwan and plaintiffs entered into a settlement agreement and dismissed the matter as to each other only. On March 23, 2001, the Court entered judgment in the Company's favor. Plaintiffs did not appeal and the judgment in the Company's favor now is final.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At special meeting of stockholders of Digital Lightwave, Inc. on February 27, 2001, the stockholders voted on a proposal to approve the 2001 Stock Option Plan. The following table sets forth the votes regarding this proposal:

NUMBER OF SHARES:
-----------------
Voted For...................................................  16,742,305
Voted Against...............................................   3,723,977
Abstentions.................................................      13,307

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

10.25       --  Form of Senior Executive Agreement
10.26       --  Form of Executive Severance Agreement

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

                                            Date: May 15, 2001

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

                                            Date: May 15, 2001