Form 10-Q
period 2001-06-30
DIGITAL LIGHTWAVE INC
filed 2001-08-14
CIK 1016100

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

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                              YES [X]       NO [ ]

     The number of shares outstanding of the Registrant's Common Stock as of August 10, 2001 was 31,092,386.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DIGITAL LIGHTWAVE, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2001

                                     INDEX

                                                                       PAGE
                                                                       ----
                        PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Condensed Financial Statements:
         Consolidated Condensed Balance Sheets -- June 30, 2001 and
         December 31, 2000...........................................    1
         Consolidated Condensed Statements of Income -- Three Months
         Ended June 30, 2001 and June 30, 2000.......................    2
         Consolidated Condensed Statements of Income -- Six Months
         Ended June 30, 2001 and June 30, 2000.......................    3
         Consolidated Condensed Statements of Cash Flows -- Six
         Months Ended June 30, 2001 and June 30, 2000................    4
         Notes to Consolidated Condensed Financial Statements........    5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    9

                          PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   15
Item 6.  Exhibits and Reports on Form 8-K............................   15
SIGNATURES...........................................................   16

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 45,402        $30,481
  Accounts receivable, less allowance of $502 and $250,
     respectively...........................................     35,827         25,301
  Inventories...............................................     14,738         13,048
  Prepaid expenses and other current assets.................      1,343            757
                                                               --------        -------
          Total current assets..............................     97,310         69,587
Property and equipment, net.................................      9,334          8,910
Other assets................................................        328            336
                                                               --------        -------
          Total assets......................................   $106,972        $78,833
                                                               ========        =======

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  8$,204....       $10,610
                                                               --------        -------
          Total current liabilities.........................      8,204         10,610
Long-term liabilities.......................................        945            854
                                                               --------        -------
          Total liabilities.................................      9,149         11,464
                                                               --------        -------
Stockholders' equity:
  Common stock..............................................          3              3
  Additional paid-in capital................................     84,772         76,620
  Retained earnings (deficit)...............................     13,048         (9,254)
                                                               --------        -------
          Total stockholders' equity........................     97,823         67,369
                                                               --------        -------
          Total liabilities and stockholders' equity........   $106,972        $78,833
                                                               ========        =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DIGITAL LIGHTWAVE, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
Sales.......................................................  $    34,517    $    22,109
Cost of goods sold..........................................       10,423          7,102
                                                              -----------    -----------
  Gross profit..............................................       24,094         15,007
Operating expenses:
  Engineering and development...............................        3,773          3,460
  Sales and marketing.......................................        4,866          3,551
  General and administrative................................        2,383          1,898
                                                              -----------    -----------
          Total operating expenses..........................       11,022          8,909
                                                              -----------    -----------
Operating income............................................       13,072          6,098
Other income, net...........................................          444             77
                                                              -----------    -----------
Income before provision for income taxes....................       13,516          6,175
Provision for income taxes..................................        4,193             --
                                                              -----------    -----------
          Net income........................................  $     9,323    $     6,175
                                                              ===========    ===========
Per share of common stock:
  Basic net income per share................................  $      0.30    $      0.21
                                                              ===========    ===========
  Diluted net income per share..............................  $      0.28    $      0.20
                                                              ===========    ===========
  Weighted average common shares outstanding................   30,851,260     29,120,397
                                                              ===========    ===========
  Weighted average common and common equivalent shares
     outstanding............................................   32,731,565     31,610,927
                                                              ===========    ===========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DIGITAL LIGHTWAVE, INC.

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 2001           2000
                                                              -----------    -----------
Sales.......................................................  $    68,935    $    40,668
Cost of goods sold..........................................       20,922         13,668
                                                              -----------    -----------
  Gross profit..............................................       48,013         27,000
Operating expenses:
  Engineering and development...............................        7,411          6,820
  Sales and marketing.......................................        9,891          6,676
  General and administrative................................        3,943          3,214
                                                              -----------    -----------
          Total operating expenses..........................       21,245         16,710
                                                              -----------    -----------
Operating income............................................       26,768         10,290
Other income, net...........................................          854            158
                                                              -----------    -----------
Income before provision for income taxes....................       27,622         10,448
Provision for income taxes..................................        5,320             --
                                                              -----------    -----------
          Net income........................................  $    22,302    $    10,448
                                                              ===========    ===========
Per share of common stock:
  Basic net income per share................................  $      0.73    $      0.36
                                                              ===========    ===========
  Diluted net income per share..............................  $      0.69           0.33
                                                              ===========    ===========
Weighted average common shares outstanding..................   30,691,928     28,762,898
                                                              ===========    ===========
Weighted average common and common equivalent shares
  outstanding...............................................   32,444,532     31,483,423
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

                            DIGITAL LIGHTWAVE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   FOR THE
                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Cash flows from operating activities:
  Net income................................................  $22,302    $10,448
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Depreciation and amortization..........................    1,603      1,386
     Loss on disposal of property...........................       12         49
     Provision for uncollectible accounts...................      252         89
     Income tax benefit from stock options..................    5,320         --
  Changes in operating assets and liabilities:
     Increase in accounts receivable........................  (10,811)    (2,178)
     Increase in inventories................................   (2,443)    (1,599)
     Increase in prepaid expenses and other assets..........     (426)      (838)
     Decrease in accounts payable and accrued expenses......   (2,125)      (460)
                                                              -------    -------
          Net cash provided by operating activities.........   13,684      6,897
                                                              -------    -------
Cash flows from investing activities:
  Purchase of property and equipment........................   (1,160)      (505)
  (Increase) decrease in notes receivable...................     (200)       182
                                                              -------    -------
          Net cash used by investing activities.............   (1,360)      (323)
                                                              -------    -------
Cash flows from financing activities:
  Principal payments on notes payable.......................       --     (3,000)
  Proceeds from sale of common stock, net of expense........    2,832      4,857
  Payments received, lease receivables......................       33        131
  Principal payments, capital lease obligations.............     (268)      (230)
                                                              -------    -------
          Net cash provided by financing activities.........    2,597      1,758
                                                              -------    -------
Net increase in cash and cash equivalents...................   14,921      8,332
Cash and cash equivalents at beginning of period............   30,481      7,466
                                                              -------    -------
Cash and cash equivalents at end of period..................  $45,402    $15,798
                                                              =======    =======
Other supplemental disclosures:
  Cash paid for interest....................................  $    34    $   135
Noncash investing and financing activities:
  Capital lease obligations incurred........................       --        447
  Fixed asset additions included in accounts payable........       78          9
  Issuance of common stock pursuant to litigation
     settlement.............................................       --      6,231

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DIGITAL LIGHTWAVE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
1.  BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiary ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Form 10-K for the period ended December 31, 2000, File No. 000-21669.

     Certain prior year amounts have been reclassified to conform with the 2001 presentation.

2.  INVENTORIES

     Inventories at June 30, 2001 and December 31, 2000 are summarized as follows:

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              --------    ------------
                                                                   (IN THOUSANDS)
Raw materials...............................................  $ 5,885       $ 8,598
Work-in-process.............................................    5,969         4,229
Finished goods..............................................    2,884           221
                                                              -------       -------
                                                              $14,738       $13,048
                                                              =======       =======

3.  COMPUTATION OF NET INCOME PER SHARE

     Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                            JUNE 30,                    JUNE 30,
                                    ------------------------    ------------------------
                                       2001          2000          2001          2000
                                    ----------    ----------    ----------    ----------
Basic:
  Weighted average common shares
     outstanding..................  30,851,260    29,120,397    30,691,928    28,762,898
                                    ----------    ----------    ----------    ----------
          Total basic.............  30,851,260    29,120,397    30,691,928    28,762,898
Diluted:
  Incremental shares for common
     stock equivalents............   1,880,305     2,490,530     1,752,604     2,720,525
                                    ----------    ----------    ----------    ----------
          Total dilutive..........  32,731,565    31,610,927    32,444,532    31,483,423
                                    ==========    ==========    ==========    ==========

4.  LEGAL PROCEEDINGS

     On July 23, 1998, the Company entered into a memorandum of understanding for the settlement of a consolidated securities class action lawsuit. In late October 1998, a Stipulation of Settlement was filed with the court and on December 21, 1998, the court preliminarily approved the settlement. The settlement

                            DIGITAL LIGHTWAVE, INC.

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

     On August 5, 1999, as a complete settlement of an investigation of the Company being conducted by the U.S. Securities and Exchange Commission (Commission) relating to the circumstances underlying the restatement of the Company's financial results, the Company agreed voluntarily to consent to the entry of a permanent injunction enjoining it from violations of Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20 and 13a-13 thereunder. On March 29, 2000, the Company's settlement with the Commission was filed with the U.S. District Court for the Middle District of Florida. Concurrently, the Commission settled administrative proceedings against Steven H. Grant, the Company's Executive Vice President, Finance, Chief Financial Officer and Secretary, and two other former officers of the Company. Mr. Grant, without admitting or denying the Commission's findings, consented to the entry of an order that he cease and desist from committing or causing any violation or future violation of various sections of the Exchange Act. The Commission's complaint filed in the District Court also alleges that Dr. Bryan Zwan, a former director, Chairman and Chief Executive Officer of the Company, violated Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rules 10b-5 and 13b2-2 thereunder, and that he aided and abetted the Company's alleged violations of Sections 13(a) and 13(b)(2) of the Exchange Act, and Rules 13a-13 and 12b-20 thereunder. Dr. Zwan has denied the Commission's allegations and, pursuant to the indemnification provisions of the Company's bylaws, the Company is advancing to Dr. Zwan the legal fees and costs incurred by him in defending the litigation. There can be no assurance that these legal expenses will not have a material adverse effect on the Company.

     On November 23, 1999, Seth P. Joseph, a former officer and director of Digital Lightwave, commenced an arbitration proceeding against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute, and breach of an indemnification agreement and the Company bylaws. As relief, Mr. Joseph seeks $500,000, attorney fees, interest and stock options for 656,666 shares of the Company's Common Stock exercisable at a price of $5.25 per share. The Company has filed its answer denying Mr. Joseph's allegations, and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph seek repayment of loans totaling approximately $113,000, plus interest. In March, 2001, Mr. Joseph voluntarily dismissed three of his claims against the Company without prejudice. The two remaining claims seek recovery for alleged violation of the state whistleblower statute and breach of Mr. Joseph's stock option agreements. The arbitration hearing is scheduled to begin on September 10, 2001. The Company believes that there are meritorious defenses to these claims and thus no provision for any liability has been made in the financial statements.

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

     On October 10, 2000, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation ("Congress") pursuant to which Congress provided the Company with a $10.0 million line of credit at prime plus three-quarters of one percent (.75%). The Loan Agreement has an initial term of two years. All indebtedness outstanding under the Loan Agreement is collateralized by substantially all of the Company's assets. Approximately $2.3 million of the $10.0 million available under the credit facility secures a letter of credit required by a lease for office space. A fee for this letter of credit accommodation is assessed at one and one quarter percent (1.25%) per annum. At June 30, 2001, the Company was in compliance with all loan covenants.

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

                            DIGITAL LIGHTWAVE, INC.

8.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted. The Company does not have any acquisitions in process at June 30, 2001. With the adoption of Statement 142 effective January 1, 2002, goodwill will no longer be amortized to earnings, but will instead be reviewed for impairment by applying a fair-value-based test. The Company had no goodwill recorded at June 30, 2001.

     In June 2001, the FASB voted to issue Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Statement 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company will review what impact, if any, this statement will have on the Company when the statement is published.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements as well as the future prospects of the Company generally, such investors should specifically consider various factors identified in the Company's Annual Report on Form 10-K for the period ended December 31, 2000, including the matters set forth therein under the caption "Factors That May Affect Operating Results," which could cause actual results to differ materially from those indicated by such forward-looking statements. Factors that may affect the Company's results of operations include but are not limited to the Company's anticipated fluctuations in operating results and seasonal sales, uncertainty over the world-wide economy, uncertainty over world-wide telecom spending, dependence on limited products, uncertain market acceptance of planned products, rapid technological change, dependence on new product introductions, dependence on the continued growth of the Internet, competition, dependence on a limited number of customers, expansion into additional original equipment manufacturer relationships, dependence on contract manufacturing and sole or limited source suppliers, industry-wide shortages of key components, management of growth, limited operating history, dependence on key personnel, substantial influence of principal stockholder, dependence on proprietary technology, possible volatility of stock price, shares eligible for future sale, success in defending significant litigation, factors inhibiting takeover and government regulations. In addition, the Company participates in a highly concentrated industry, and has limited visibility with regard to customer orders and the timing of such orders. The Company may also encounter difficulty obtaining sufficient supplies to staff and meet production schedules. As a result, quarter-to-quarter and year-to-year financial performance is highly dependent upon the timely receipt of orders from its customers during fiscal periods. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company disclaims any obligation to update any of the foregoing factors or announce publicly revisions to any of the foregoing statements to reflect events or developments.

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

     The Company primarily sells its products through a direct sales force to telecommunications service providers and equipment manufacturers. Distributors are used for international sales along with a private-label sales agreement which addresses the Asian Pacific and Latin American markets. The sales cycle for new customers tends to be long. In addition, the telecommunications industry historically has had a limited number of competitors. Given long sales cycles and few industry participants, sales of the Company's products have tended to be concentrated, and the Company expects that sales will continue to be concentrated in the future.

     In May 1999, the Company signed an original equipment manufacturer contract to provide integrated performance monitoring and diagnostic capabilities for a product marketed by Lucent Technologies, Inc. Lucent's placement of orders for this product (the "Wave Agent") is conditioned upon the Company achieving certain milestone events defined in the contract. In January 2000, the Company announced that it had received an order for four WaveAgents from Lucent for the initiation of customer lab trials. These units were shipped in the first quarter of 2000.

     To date, the Company has not entered into long-term agreements or blanket purchase orders for the sale of its products, but generally obtains purchase orders for immediate shipment and other cancelable purchase commitments. As a result, the Company does not expect to carry substantial backlog from quarter to quarter in the future. The Company's sales during a particular quarter are, therefore, highly dependent upon orders placed by customers during the quarter. Consequently, sales may fluctuate significantly from quarter-to-quarter and year-to-year due to the timing and amount of orders from customers, among other factors. Because most of the Company's expenses, particularly employee compensation and rent, are relatively fixed and cannot be easily reduced in response to decreased revenues, quarterly fluctuations in sales have a significant effect on net income.

     Until fiscal year 1999, the Company incurred substantial net operating losses as a result of significant investment in research and development, sales and marketing and administrative expenses. In the quarter ended June 30, 1999, the Company showed its first profitable quarter. Profitability has been sustained through the quarter ended June 30, 2001. The Company intends to continue to build its organization in anticipation of growth and believes that its operating expenses will continue to increase accordingly due to a variety of factors including: (1) increased research and development expenses associated with the completion of the products in development and the continued enhancement of existing products; and (2) increased selling, general and administrative expenses associated with continued expansion of sales and marketing capabilities, product advertising and promotion. There can be no assurance that the Company will sustain profitability.

RESULTS OF OPERATIONS

     The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter and six months ended June 30, 2001 compared to the quarter and six months ended June 30, 2000. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of net sales to facilitate the discussions that follow.

                                             QUARTER ENDED
                                          --------------------    AMOUNT     PERCENT     PERCENT OF
                                                                  CHANGE     CHANGE      NET SALES
                                          JUNE 30,    JUNE 30,     FAV/       FAV/      ------------
                                            2001        2000      (UNFAV)    (UNFAV)    2001    2000
                                          --------    --------    -------    -------    ----    ----
                                                           (IN MILLIONS, EXCEPT %)
Net sales...............................   $ 34.5      $22.1       $12.4        56%      100%    100%
Cost of goods sold......................    (10.4)      (7.1)       (3.3)      (47)       30      32
                                           ------      -----       -----                ----    ----
Gross profit............................     24.1       15.0         9.1        61        70      68
Engineering and development expenses....     (3.8)      (3.5)       (0.3)       (8)       11      16
Sales and marketing expenses............     (4.8)      (3.5)       (1.3)      (36)       14      15
General and administrative expenses.....     (2.4)      (1.9)       (0.5)      (25)        7       9
                                           ------      -----       -----                ----    ----
          Total operating expenses......    (11.0)      (8.9)       (2.1)      (24)       32      40
                                           ------      -----       -----                ----    ----
Operating income........................     13.1        6.1         7.0       114        38      28
Other income, net.......................      0.4        0.1         0.3       344         1      --
                                           ------      -----       -----                ----    ----
Pre-tax income..........................     13.5        6.2         7.3       118        39      28
Income taxes............................     (4.2)        --        (4.2)       --       (12)     --
                                           ------      -----       -----                ----    ----
Net income..............................   $  9.3      $ 6.2       $ 3.1        50%       27%     28%
                                           ======      =====       =====                ====    ====

                                            SIX MONTHS ENDED
                                          --------------------    AMOUNT     PERCENT     PERCENT OF
                                                                  CHANGE     CHANGE      NET SALES
                                          JUNE 30,    JUNE 30,     FAV/       FAV/      ------------
                                            2001        2000      (UNFAV)    (UNFAV)    2001    2000
                                          --------    --------    -------    -------    ----    ----
                                                           (IN MILLIONS, EXCEPT %)
Net sales...............................   $ 68.9      $40.7       $28.2        69%      100%    100%
Cost of goods sold......................    (20.9)     (13.7)       (7.2)      (53)       30      34
                                           ------      -----       -----                ----    ----
Gross profit............................     48.0       27.0        21.0        78        70      66
Engineering and development expenses....     (7.4)      (6.8)       (0.6)       (9)       11      17
Sales and marketing expenses............     (9.9)      (6.7)       (3.2)      (48)       14      16
General and administrative expenses.....     (3.9)      (3.2)       (0.7)      (23)        6       8
                                           ------      -----       -----                ----    ----
          Total operating expenses......    (21.2)     (16.7)       (4.5)      (27)       31      41
                                           ------      -----       -----                ----    ----
Operating income........................     26.8       10.3        16.5       160        39      25
Other income, net.......................      0.8        0.1         0.7       654         1      --
                                           ------      -----       -----                ----    ----
Pre-tax income..........................     27.6       10.4        17.2       166        40      25
Income taxes............................     (5.3)        --        (5.3)       --        (8)     --
                                           ------      -----       -----                ----    ----
Net income..............................   $ 22.3      $10.4       $11.9       115%       32%     25%
                                           ======      =====       =====                ====    ====

  Net Sales

     Net sales include total revenues from customer purchases of Network Information Computers (NIC's) and Network Access Agents (NAA's), net of accrual for product returns. Net sales for the quarter ended June 30, 2001 increased $12.4 million, or 56%, to $34.5 million from $22.1 million in the year ago quarter. Sales to existing customers during the quarter represented 82% of sales, or $28.2 million as compared to 80% of sales, or $17.7 million in the year ago quarter. During the quarter, the Company shipped 366 total units (including 33 NAA's) at an ASP of $92,393, as compared to 337 total units (including 7 NAA's) at an ASP of $60,958 in the year ago quarter.

     Net sales for the six months ended June 30, 2001 increased $28.2 million to $68.9 million from $40.7 million in the year ago period. Sales to existing customers for the period represented 89% of sales, or $61.4 million as compared to 85% of sales, or $34.8 million for the same period last year. During the period, the Company shipped 761 total units (including 48 NAA's) at an ASP of $88,601, as compared to 686 units (including 25 NAA's) at an ASP of $55,297 in the year ago period.

     The primary increase in ASP (which is shown gross of the estimate for product returns and early payment discounts) is related to a shift in customer demand to higher speed configurations, particularly the OC-192 product which began shipment in the second quarter of 2000. Additionally, OC-192 functionality was also introduced in the NAA product line during the current quarter. Also during the quarter, the Company recognized $1.0 million of revenue from upgrades compared to $1.8 million in the prior year. For the six months ended June 30, 2001, revenue from upgrades totaled $2.5 million as compared to $3.3 million in the prior year period. In each of these periods, the majority of the upgrades were related to the conversion of NIC's to OC-48 speeds.

     Sales outside of North America, which initiated in the third quarter of 2000, contributed significantly to revenue in 2001 representing approximately $10.4 million or 30.1% for the quarter ended June 30, 2001 and $14.9 or 21.5% for the six months then ended. There were no sales outside of North America in the comparable periods of 2000. Sales related to a private-label Agreement which addresses the Asian Pacific and Latin American markets were a contributing factor in the quarter ended June 30, 2001.

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

  Cost of Goods Sold

     Cost of goods sold for the quarter ended June 30, 2001 increased by $3.3 million to $10.4 million as compared to $7.1 million in the year ago quarter. Cost of goods sold for the six months ended June 30, 2001 increased by $7.2 million to $20.9 million from $13.7 million in the year ago period. Growth in cost of goods sold was directly related to the increase in the volume of units sold and increased costs associated with the higher speed configurations which carry higher ASP's.

  Gross Profit

     Gross profit for the quarter ended June 30, 2001 increased by $9.1 million to $24.1 million from $15.0 million in the year ago quarter. As a percentage of sales, gross profit for the quarter increased to 69.8% from 67.9% in the year ago quarter.

     Gross profit for the six months ended June 30, 2001 increased by $21.0 million to $48.0 million from $27.0 million in the year ago period. As a percentage of sales, gross margin increased to 69.6% from 66.4%.

     The increase in gross profit for both the quarter and year to date period was related to increases in ASP's and more efficient production methods.

  Engineering and Development

     Engineering and development expenses principally include compensation attributable to engineering and development personnel, depreciation of production assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended June 30, 2001 increased by $0.3 million to $3.8 million, or 10.9% of net sales, from $3.5 million, or 15.7% of net sales, in the year ago quarter.

     Engineering and development expenses for the six months ended June 30, 2001 increased by $0.6 million to $7.4 million, or 10.8% of net sales from $6.8 million, or 16.8% of net sales, in the year ago period.

     The dollar increase for both the quarter and year-to-date period is primarily due to development efforts centered around the Company's new products within the NIC and NAA product lines. In addition, there was an increase in certain other employee benefits expenses during the quarter ended June 30, 2001. These increases were partially offset as increased production levels in 2001 allowed for proportionately more of the overhead expenses to be capitalized as a part of inventory costs.

  Sales and Marketing

     Sales and marketing expenses principally include salaries and commissions paid on sales of products, travel expenses, tradeshow costs, and costs of promotional materials and customer incentives. Sales and marketing expenses for the quarter ended June 30, 2001 increased by $1.3 million to $4.8 million, or 14.1% of net sales, from $3.5 million, or 16.1% of net sales, in the year ago quarter.

     Sales and marketing expenses for the six months ending June 30, 2001 increased $3.2 million to $9.9 million, or 14.3% of net sales, compared to $6.7 million, or 16.4% of net sales, in the year ago period.

     The dollar increase for both the quarter and year-to-date period is directly related to an increase in warranty related accruals, additional allowance for potentially uncollectible receivables, an increase in marketing related expenses, and increase is travel costs. In addition, there was also an increase in compensation related expenses during the six months ended June 30, 2001.

  General and Administrative

     General and administrative expenses principally include professional fees, facility rentals, compensation, and information systems related to general management functions. General and administrative expenses for the quarter ended June 30, 2001 increased by $0.5 million to $2.4 million, or 6.9% of net sales, from $1.9 million, or 8.6% of net sales, in the year ago quarter.

     General and administrative expenses for the six months ended June 30, 2001 increased by $0.7 million to $3.9 million, or 5.7% of net sales, from $3.2 million, or 7.9% of net sales, in the year ago period.

     The dollar increase for both the quarter and year-to-date period primarily reflects increased professional fees relating to ongoing matters, employee recruiting costs, and increased insurance and facilities costs. In addition, there was an increase in certain other employee benefits expenses during the quarter ended June 30, 2001.

  Other Income, net

     Other income for the quarter ended June 30, 2001 increased by $0.3 million to $0.4 million from $0.1 million last year. Other income for the six months ended June 30, 2001 increased by $0.7 million to $0.8 million from $0.1 million in the same period last year. This primarily represents interest earned on invested cash balances partially offset by fees related to a credit facility and interest expense on capital lease obligations.

  Provision for Income Taxes

     The provisions for income taxes for the comparable periods reflect income taxes due at federal statutory rates and state income taxes, net of federal benefit. The effective income tax rate for the quarter ended June 30, 2001 was 31.0% and 19.3% for the year-to-date period. This compares to an effective rate of 0% in the prior year comparable periods. The effective rates differ from the federal and state statutory rates (net of federal benefit) due to the recognition of deferred tax assets previously not recognized due to management's uncertainty as to their realization. During the second quarter of 2001, a research and experimentation credit was recognized resulting in a benefit of $1.0 million which offset the otherwise recognized tax expense of $5.2 million resulting in a net tax expense of $4.2 million or 31.0%. For the six months ended June 30, 2001, the effect of this credit coupled with recognition during first quarter of the remaining deferred tax asset of $4.3 million resulted in a benefit offsetting the otherwise recognized tax expense of $10.6 million producing a net tax expense of $5.3 million or 19.3%.

     The Company has a pending ruling with the Internal Revenue Service regarding an additional deduction related to securities litigation costs. A favorable ruling would result in a significant increase to the Company's net operating loss carryforward.

  Net Income or Loss

     Net income for the quarter increased by $3.1 million to $9.3 million or $.28 per share (diluted) from $6.2 million or $.20 per share (diluted) in the year ago quarter.

     Net income for the six months ended June 30, 2001 increased by $11.9 million to $22.3 million or $.69 per share (diluted), from net income of $10.4 million or $.33 per share in the year ago period.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception through June 30, 2001, the Company has financed its operations primarily through private sales of its Common Stock, cash from operations and the initial public offering of 4,600,000 shares of its Common Stock. Cash and cash equivalents at June 30, 2001 were approximately $45.4 million, an increase of $14.9 million from December 31, 2000. As of June 30, 2001, the Company's working capital was approximately $89.1 million as compared to $59.0 million at December 31, 2000. The increase was primarily associated with the increase in cash reserves due to record sales levels and continued profitability. The sales levels also resulted in a record level of trade receivables and the inventory balance grew to support new products which began meaningful shipments in the second quarter of 2001. See the Company's Consolidated Condensed Statements of Cash Flows for additional detail. For the quarter ended June 30, 2001, capital expenditures were approximately $1.2 million. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products, continued product development efforts, and facilities expansion to support growth.

     The Company has seen a significant increase in sales outside of North America. As is customary in this market, the Company grants payment terms on these sales which exceed the standard thirty day terms for sales within North America. It is not anticipated that this trend will significantly impact the liquidity of the Company.

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

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On November 23, 1999, Seth P. Joseph, a former officer and director of Digital Lightwave, commenced an arbitration proceeding against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute, and breach of an indemnification agreement and the Company bylaws. As relief, Mr. Joseph seeks $500,000, attorney fees, interest and stock options for 656,666 shares of our Common Stock exercisable at a price of $5.25 per share. The Company has filed its answer denying Mr. Joseph's allegations, and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph seek repayment of loans totaling approximately $113,000, plus interest. In March, 2001, Mr. Joseph voluntarily dismissed three of his claims against the Company without prejudice. The two remaining claims seek recovery for alleged violation of the state whistleblower statute and breach of Mr. Joseph's stock option agreements. The arbitration hearing is scheduled to begin on September 10, 2001. We intend to vigorously oppose Mr. Joseph's claims. However, there can be no assurance that the Company will succeed in defending this action. Additionally, we cannot assure you that the action will not have a material adverse effect on Digital Lightwave.

     On August 5, 1999, as a complete settlement of an investigation of the Company being conducted by the U.S. Securities and Exchange Commission (Commission) relating to the circumstances underlying the restatement of the Company's financial results, the Company agreed voluntarily to consent to the entry of a permanent injunction enjoining it from violations of Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, and Rules 10b-5, 12b-20 and 13a-13 thereunder. The Commission's complaint filed in the District Court also alleges that Dr. Bryan Zwan, a former director, Chairman and Chief Executive Officer of the Company, violated Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934, and Rules 10b-5 and 13b2-2 thereunder, and that he aided and abetted the Company's alleged violations of Sections 13(a) and 13(b)(2) of the Exchange Act, and Rules 13a-13 and 12b-20 thereunder. Dr. Zwan has denied the Commission's allegations and, pursuant to the indemnification provisions of the Company's bylaws, the Company is advancing to Dr. Zwan the legal fees and costs incurred by him in defending the litigation. There can be no assurance that these expenses will not have a material adverse effect on the Company.

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

                                            Date: August 14, 2001

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

                                            Date: August 14, 2001