Form 10-Q
period 2001-09-30
DIGITAL LIGHTWAVE INC
filed 2001-11-14
CIK 1016100

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



             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 000-21669

                             ---------------------

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

     The number of shares outstanding of the Registrant's Common Stock as of November 12, 2001 was 31,193,025.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            DIGITAL LIGHTWAVE, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                                     INDEX

                                                                       PAGE
                                                                       -----
                        PART I FINANCIAL INFORMATION
Item 1.  Consolidated Condensed Financial Statements: ...............      2
         Consolidated Condensed Balance Sheets -- September 30, 2001
           and December 31, 2000.....................................      2
         Consolidated Condensed Statements of Operations -- Three
           Months Ended September 30, 2001 and September 30, 2000....      3
         Consolidated Condensed Statements of Operations -- Nine
           Months Ended September 30, 2001 and September 30, 2000....      4
         Consolidated Condensed Statements of Cash Flows -- Nine
           Months Ended September 30, 2001 and September 30, 2000....      5
         Notes to Consolidated Condensed Financial Statements........    6-9
Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................  10-16
Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     16

                         PART II OTHER INFORMATION
Item 1.  Legal Proceedings...........................................  17-18
Item 4.  Submission of Matters to a Vote of Security Holders.........     19
Item 6.  Exhibits and Reports on Form 8-K............................     19
SIGNATURES...........................................................     20

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                                                     (IN THOUSANDS)
                                          ASSETS
CURRENT ASSETS:
Cash and cash equivalents including restricted cash of
  $2,351 and $0, respectively...............................    $ 50,842        $30,481
Accounts receivable, less allowance of $1,250 and $250,
  respectively..............................................      18,106         25,301
Inventories.................................................      20,085         13,048
Prepaid expenses and other current assets...................       1,268            757
                                                                --------        -------
     Total current assets...................................      90,301         69,587
Property and equipment, net.................................      10,442          8,910
Other assets................................................         306            336
                                                                --------        -------
     Total assets...........................................    $101,049        $78,833
                                                                ========        =======

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities....................    $  8,438        $10,610
Accrued litigation charge...................................       4,100             --
                                                                --------        -------
     Total current liabilities..............................      12,538         10,610
Long-term liabilities.......................................         853            854
                                                                --------        -------
     Total liabilities......................................      13,391         11,464
                                                                --------        -------
STOCKHOLDERS' EQUITY:
Common stock................................................           3              3
Additional paid-in capital..................................      81,260         76,620
Retained earnings (deficit).................................       6,395         (9,254)
                                                                --------        -------
     Total stockholders' equity.............................      87,658         67,369
                                                                --------        -------
     Total liabilities and stockholders' equity.............    $101,049        $78,833
                                                                ========        =======

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DIGITAL LIGHTWAVE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                    THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              -------------------------------
                                                                   2001             2000
                                                              --------------   --------------
                                                                        (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE AND
                                                                      PER-SHARE DATA)
Sales.......................................................   $     8,404      $    26,085
Cost of goods sold..........................................         4,446            8,439
                                                               -----------      -----------
Gross profit................................................         3,958           17,646
                                                               -----------      -----------
OPERATING EXPENSES:
Engineering and development.................................         4,102            3,999
Sales and marketing.........................................         4,409            3,998
General and administrative..................................         2,487            1,771
Litigation charge...........................................         4,100               --
                                                               -----------      -----------
     Total operating expenses...............................        15,098            9,768
                                                               -----------      -----------
Operating income (loss).....................................       (11,140)           7,878
Other income................................................           410              111
                                                               -----------      -----------
Income (loss) before income tax.............................       (10,730)           7,989
Benefit from income taxes...................................        (4,077)              --
                                                               -----------      -----------
     Net income (loss)......................................   $    (6,653)     $     7,989
                                                               ===========      ===========
PER SHARE OF COMMON STOCK:
Basic net income (loss) per share...........................   $     (0.21)     $      0.26
                                                               ===========      ===========
Diluted net income per share................................           n/a      $      0.25
                                                               ===========      ===========
Weighted average common shares outstanding..................    31,114,286       30,194,307
                                                               ===========      ===========
Weighted average common and common equivalent shares
  outstanding...............................................           n/a       32,491,073
                                                               ===========      ===========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DIGITAL LIGHTWAVE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              -------------------------------
                                                                   2001             2000
                                                              --------------   --------------
                                                                        (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE AND
                                                                      PER-SHARE DATA)
Sales.......................................................   $    77,339      $    66,754
Cost of goods sold..........................................        25,368           22,108
                                                               -----------      -----------
Gross profit................................................        51,971           44,646
                                                               -----------      -----------
OPERATING EXPENSES:
Engineering and development.................................        11,513           10,819
Sales and marketing.........................................        14,300           10,673
General and administrative..................................         6,430            4,986
Litigation charge...........................................         4,100               --
                                                               -----------      -----------
     Total operating expenses...............................        36,343           26,478
                                                               -----------      -----------
Operating income............................................        15,628           18,168
Other income................................................         1,264              270
                                                               -----------      -----------
Income before income tax....................................        16,892           18,438
Provision for income taxes..................................         1,243               --
                                                               -----------      -----------
     Net income.............................................   $    15,649      $    18,438
                                                               ===========      ===========
PER SHARE OF COMMON STOCK:
Basic net income per share..................................   $      0.51      $      0.63
                                                               ===========      ===========
Diluted net income per share................................   $      0.48      $      0.58
                                                               ===========      ===========
Weighted average common shares outstanding..................    30,834,261       29,243,517
                                                               ===========      ===========
Weighted average common and common equivalent shares
  outstanding...............................................    32,288,858       31,826,579
                                                               ===========      ===========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DIGITAL LIGHTWAVE, INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                   FOR THE
                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                                 (UNAUDITED)
                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $15,649   $18,438
Adjustments to reconcile net income to cash provided by
  operating activities:
  Depreciation and amortization.............................    2,494     2,116
  Loss on disposal of property..............................       20        68
  Provision for uncollectible accounts......................    1,000        90
  Income tax benefit from stock options.....................    1,243        --
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable................    6,161    (6,662)
  Increase in inventories...................................   (7,733)   (6,179)
  Increase in prepaid expenses and other current assets.....     (364)     (307)
  Increase (decrease) in accounts payable and accrued
     expenses...............................................   (2,050)    5,155
  Increase in accrued litigation charge.....................    4,100        --
                                                              -------   -------
     Net cash provided by operating activities..............   20,520    12,719
                                                              -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment..........................   (2,887)     (911)
Increase in notes receivable................................     (200)       --
                                                              -------   -------
     Net cash used in investing activities..................   (3,087)     (911)
                                                              -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable.........................       --    (3,000)
Proceeds from sale of common stock, net of expenses.........    3,397     7,475
Payments received -- lease receivables......................       33       188
Principal payments -- capital lease obligations.............     (502)     (352)
                                                              -------   -------
     Net cash provided by financing activities..............    2,928     4,311
                                                              -------   -------
Net increase in cash and cash equivalents...................   20,361    16,119
Cash and cash equivalents at beginning of period............   30,481     7,466
                                                              -------   -------
Cash and cash equivalents at end of period..................  $50,842   $23,585
                                                              =======   =======
OTHER SUPPLEMENTAL DISCLOSURES:
Cash paid for interest......................................  $    46   $   159
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease obligations incurred..........................  $   358   $   447
Fixed asset additions included in accounts payable..........  $    21   $    46
Issuance of common stock pursuant to litigation
  settlement................................................  $    --   $ 6,231

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            DIGITAL LIGHTWAVE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiary (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the period ended December 31, 2000, File No. 000-21669.

2.  INVENTORIES

     Inventories at September 30, 2001 and December 31, 2000 are summarized as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Raw materials...............................................     $ 8,145        $ 8,598
Work-in-process.............................................       8,622          4,229
Finished goods..............................................       3,318            221
                                                                 -------        -------
                                                                 $20,085        $13,048
                                                                 =======        =======

3.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

     Basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. For the three months ended September 30, 2001, diluted loss per share, which includes the effect of incremental shares from common stock equivalents using the treasury stock method, is not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                       -----------------------   -----------------------
                                          2001         2000         2001         2000
                                       ----------   ----------   ----------   ----------
BASIC:
Weighted average common shares
  outstanding........................  31,114,286   30,194,307   30,834,261   29,243,517
                                       ----------   ----------   ----------   ----------
     Total basic.....................  31,114,286   30,194,307   30,834,261   29,243,517
DILUTED:
Incremental shares for common stock
  equivalents........................          --    2,296,766    1,454,597    2,583,062
                                       ----------   ----------   ----------   ----------
     Total dilutive..................  31,114,286   32,491,073   32,288,858   31,826,579
                                       ==========   ==========   ==========   ==========

                            DIGITAL LIGHTWAVE, INC.

4.  LEGAL PROCEEDINGS

     On December 21, 1998, the U.S. District court preliminarily approved a settlement of a consolidated securities class action lawsuit with the Company. The settlement consisted of $4.3 million in cash, and the issuance of 1.8 million shares of Common Stock. The Company recorded a one-time charge of $8.5 million during 1998 as a result of the settlement. On April 30, 1999, the court entered a final judgment approving the settlement of the class action and on May 20, 1999, a lead plaintiff in the class action suit filed a notice of appeal with the Eleventh Circuit Court of Appeals. On March 16, 2000, all parts of the appeal that pertain to the Company were dismissed with prejudice and the District Court's judgment approving settlement of the securities class actions became final.

     On March 29, 2000, the Company and Steven H. Grant, the Company's former chief financial officer, Beth Morris, the Company's former controller, and Seth Joseph, the Company's former senior executive vice president and director settled an investigation by the Securities and Exchange Commission relating to circumstances underlying the restatement of the Company's 1997 financial results. In that settlement, the Company agreed to consent to the entry of a permanent injunction enjoining it from violations of various sections of the Securities Exchange Act of 1934. Mr. Grant, Ms. Morris and Mr. Joseph without admitting or denying the Commission's findings, consented to the entry of an order that they cease and desist from committing or causing any violation or future violation of various sections of the Securities Exchange Act. On October 21, 2001, Dr. Bryan Zwan, the Company's former chairman and chief executive officer, without admitting or denying the Commission's findings, consented to the entry of an order that he is permanently restrained and enjoined from aiding and abetting violations of various sections of the Securities Exchange Act. Dr. Zwan also consented to pay a $10,000 civil money penalty.

     On November 23, 1999, Seth P. Joseph, a former officer and director of the Company, commenced an arbitration proceeding against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute, and breach of an indemnification agreement and the Company bylaws. As relief, Mr. Joseph sought $500,000, attorney fees, interest and stock options for 656,666 shares of the Company's Common Stock exercisable at a price of $5.25 per share. The Company filed an answer denying Mr. Joseph's allegations, and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph seek repayment of loans totaling approximately $113,000, plus interest. In March 2001, Mr. Joseph voluntarily dismissed three of his claims against the Company without prejudice. The two remaining claims seek recovery for alleged violation of the state whistleblower statute and breach of Mr. Joseph's stock option agreements. The arbitration hearing on the parties' claims and defenses concluded on October 5, 2001. The parties submitted proposed findings to the arbitrator on October 17, 2001, and the Company received the arbitrator's decision on November 9, 2001. (See Note 10.)

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

5.  FINANCING TRANSACTIONS

     In 1998, the Company entered into an agreement with EAB Leasing Corp. (EAB) providing for sale of the Company's accounts receivable to EAB. Certain amounts were financed during the term of the agreement which was terminated by the Company in May 2000. All advances, interest and fees were repaid in full prior to termination.

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

                            DIGITAL LIGHTWAVE, INC.

550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants. The warrants had a term of five years from the date of issuance. In January 2000, such warrants were exercised. The Secured Bridge Notes and related interest were repaid in full on the due date.

     On October 10, 2000, the Company entered into a Loan and Security Agreement (Loan Agreement) with Congress Financial Corporation (Congress) pursuant to which Congress provided the Company with a $10.0 million line of credit at prime plus three-quarters of one percent (.75%). The Loan Agreement has an initial term of two years. All indebtedness outstanding under the Loan Agreement is collateralized by substantially all of the Company's assets. Approximately $2.3 million of the $10.0 million available under the credit facility collateralizes a letter of credit required by a lease for office space. A fee for this letter of credit accommodation is assessed at one and one quarter percent (1.25%) per annum. At September 30, 2001, the Company was in compliance with all loan covenants.

6.  RELATED PARTY TRANSACTION

     On February 13, 2001, James Green, Executive Vice President, Operations, borrowed $200,000 from the Company. This note accrues interest at the prime rate plus one percent (1.0%) with the principal sum and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of the borrower's stock holdings or on the date of termination of the borrower's employment with the Company. This note is collateralized by the borrower's stock holdings in the Company and future cash bonuses which may become payable.

7.  STOCK OPTION PLAN

     The stockholders of the Company approved the 2001 Stock Option Plan (2001 Option Plan) at a special meeting held February 27, 2001. Under the 2001 Option Plan, 3,000,000 shares, plus (i) the number of shares available for grant under the 1996 Option Plan as of the date of stockholder approval of the 2001 Option Plan and (ii) the number of shares subject to options outstanding under the 1996 Option Plan as of the date of stockholder approval of the 2001 Plan to the extent that such options expire or terminate for any reason prior to exercise in full, were reserved for issuance (with the sum of (i) and (ii) not to exceed 2,735,872 shares). The 2001 Option Plan differs from the 1996 Option Plan primarily by: (i) limiting the number of option shares which may be granted to a single individual in a fiscal year to 250,000 shares, except with respect to individuals first hired by the Company in such fiscal year who may receive an additional grant of up to 250,000 shares; (ii) authorizing the transfer of awards to certain family members and family trusts; (iii) eliminating or modifying certain restrictions as permitted by amendments to Rule 16b-3 issued by the Commission under Section 16(b) of the Exchange Act; and (iv) modifying the provisions governing the options in the event of a change in control of the Company. The 2001 Option Plan superseded the 1996 Option Plan with respect to future grants.

8.  RESTRICTED CASH

     During September 2001, the Company funded a letter of credit for approximately $2.4 million that was used to acquire inventory from a supplier. In October 2001, the inventory was acquired and the letter of credit was terminated upon payment to the supplier.

9.  RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted. The Company did not have any

                            DIGITAL LIGHTWAVE, INC.

acquisitions in process at June 30, 2001. With the adoption of Statement 142 effective January 1, 2002, goodwill will no longer be amortized to earnings, but will instead be reviewed for impairment by applying a fair-value-based test. The Company had no goodwill recorded at September 30, 2001.

     In June 2001, the FASB voted to issue Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Statement 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not expect the implementation of Statement 143 to have a material impact on its financial statements.

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement 144 develops one accounting model (based on the model in Statement 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates Accounting Principles Board Opinion No. 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, Statement 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. Statement 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Early application is encouraged. The Company does not expect the implementation of Statement 144 to have a material impact on its financial statements.

10.  SUBSEQUENT EVENTS

     On October 9, 2001 the Company announced that in order to lower costs and improve operational efficiency, it has reduced its work force by approximately 40 employees and consultants and that it expects to take a related one-time restructuring charge of up to $500,000 in the fourth quarter of 2001.

     On November 9, 2001, the Company was notified of the arbitrator's decision in the proceeding commenced against the Company by former officer and director Seth P. Joseph (See Note 4). The arbitrator awarded Mr. Joseph the sum of approximately $3.7 million, plus attorney's fees and costs in amounts yet to be determined. The Company believes the arbitrator's award is erroneous and intends to contest it vigorously, including by filing motions to vacate and/or modify the award. If the award is confirmed, the Company likely will appeal that decision. Although there can be no assurance that the Company's post-award motions and/or appeal will be successful, the Company believes that it has meritorious defenses and that the ultimate award will be substantially reduced. The Company has recorded an accrual of $4.1 million related to this arbitration and the appeal thereof for the quarter ended September 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain statements of a forward-looking nature relating to future events or the future performance of the Digital Lightwave, Inc. (the "Company"). Prospective and current investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements as well as the future prospects of the Company generally, such investors should specifically consider various factors identified in the Company's Annual Report on Form 10-K for the period ended December 31, 2000, including the matters set forth therein under the caption "Factors That May Affect Operating Results," which could cause actual results to differ materially from those indicated by such forward-looking statements. Factors that may affect the Company's results of operations include but are not limited to the Company's anticipated fluctuations in operating results and seasonal sales, uncertainty over the world-wide economy, uncertainty over world-wide telecom spending, dependence on limited products, uncertain market acceptance of planned products, rapid technological change, dependence on new product introductions, dependence on the continued growth of the Internet, competition, dependence on a limited number of customers, expansion into additional original equipment manufacturer relationships, dependence on contract manufacturing and sole or limited source suppliers, industry-wide shortages of key components, management of growth, limited operating history, dependence on key personnel, substantial influence of principal stockholder, dependence on proprietary technology, possible volatility of stock price, shares eligible for future sale, success in defending significant litigation, factors inhibiting takeover and government regulations. In addition, the Company participates in a highly concentrated industry, and has limited visibility with regard to customer orders and the timing of such orders. The Company may also encounter difficulty obtaining sufficient supplies to staff and meet production schedules. As a result, quarter-to-quarter and year-to-year financial performance is highly dependent upon the timely receipt of orders from its customers during fiscal periods. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company disclaims any obligation to update any of the foregoing factors or announce publicly revisions to any of the foregoing statements to reflect events or developments.

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

     As a result of deteriorating conditions in the domestic and international telecommunications industry that led to reduced customer capital expenditures and the overall economic weakness which was exacerbated by the tragic events of September 11, the Company incurred a net operating loss in the quarter ended September 30, 2001. The Company cannot predict whether customer capital expenditures will return to previous levels. On October 2, 2001, the Company announced that it took certain measures to reduce its future operating costs. In light of the foregoing conditions, and notwithstanding such cost cutting measures, the Company can give no assurance as to whether and when it will return to profitability or that its revenues will return to previous levels.

RESULTS OF OPERATIONS

     The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter and nine months ended September 30, 2001 compared to the quarter and nine months ended September 30, 2000. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of net sales to facilitate the discussions that follow.

                                     QUARTER ENDED
                             -----------------------------   AMOUNT    PERCENT     PERCENT OF
                                                             CHANGE    CHANGE      NET SALES
                             SEPTEMBER 30,   SEPTEMBER 30,    FAV/      FAV/      ------------
                                 2001            2000        (UNFAV)   (UNFAV)    2001    2000
                             -------------   -------------   -------   -------    ----    ----
                                                  (IN MILLIONS, EXCEPT %)
Net sales..................     $  8.4           $26.1       $(17.7)     (68)%     100%   100%
Cost of goods sold.........       (4.4)           (8.4)         4.0       47        53     32
                                ------           -----       ------     ----      ----    ---
Gross profit...............        4.0            17.7        (13.7)     (78)       47     68
Engineering and development
  expenses.................       (4.1)           (4.0)        (0.1)      (3)       49     15
Sales and marketing
  expenses.................       (4.4)           (4.0)        (0.4)     (10)       52     15
General and administrative
  expenses.................       (2.5)           (1.8)        (0.7)     (40)       30      7
Litigation charge..........       (4.1)             --         (4.1)      --        49     --
                                ------           -----       ------     ----      ----    ---
     Total operating
       expenses............      (15.1)           (9.8)        (5.3)     (54)      180     37
                                ------           -----       ------     ----      ----    ---
Operating income (loss)....      (11.1)            7.9        (19.0)    (241)     (132)    31
Other income, net..........        0.4             0.1          0.3      300         5     --
                                ------           -----       ------     ----      ----    ---
Pre-tax income (loss)......      (10.7)            8.0        (18.7)    (234)     (127)    31
Income taxes...............        4.0              --          4.0       --        48     --
                                ------           -----       ------     ----      ----    ---
     Net income (loss).....     $ (6.7)          $ 8.0       $(14.7)    (184)%     (80)%   31%
                                ======           =====       ======     ====      ====    ===

                                     NINE MONTHS ENDED
                               -----------------------------   AMOUNT    PERCENT   PERCENT OF NET
                                                               CHANGE    CHANGE         SALES
                               SEPTEMBER 30,   SEPTEMBER 30,    FAV/      FAV/     ---------------
                                   2001            2000        (UNFAV)   (UNFAV)    2001     2000
                               -------------   -------------   -------   -------   ------   ------
                                                     (IN MILLIONS, EXCEPT %)
Net sales....................     $ 77.3          $ 66.8       $ 10.5       16%      100%     100%
Cost of goods sold...........      (25.4)          (22.1)        (3.3)     (15)       33       33
                                  ------          ------       ------     ----      ----      ---
Gross profit.................       51.9            44.7          7.2       16        67       67
Engineering and development
  expenses...................      (11.5)          (10.8)        (0.7)      (7)       15       16
Sales and marketing
  expenses...................      (14.3)          (10.7)        (3.6)     (34)       18       16
General and administrative
  expenses...................       (6.4)           (5.0)        (1.4)     (29)        8        7
Litigation charge............       (4.1)             --         (4.1)      --         5       --
                                  ------          ------       ------     ----      ----      ---
     Total operating
       expenses..............      (36.3)          (26.5)        (9.8)     (37)       47       39
                                  ------          ------       ------     ----      ----      ---
Operating income.............       15.6            18.2         (2.6)      14        20       28
Other income, net............        1.3             0.2          1.1      550         2       --
                                  ------          ------       ------     ----      ----      ---
Pre-tax income...............       16.9            18.4         (1.5)      (8)       22       28
Income taxes.................       (1.3)             --         (1.3)      --        (2)      --
                                  ------          ------       ------     ----      ----      ---
     Net income..............     $ 15.6          $ 18.4       $ (2.8)     (15)%      20%      28%
                                  ======          ======       ======     ====      ====      ===

NET SALES

     Net sales include total revenues from customer purchases of Network Information Computers (NICs) and, to a limited extent, Network Access Agents
(NAAs), net of an estimate for product returns. Net sales for the quarter ended September 30, 2001, decreased $17.7 million, or 68%, to $8.4 million from $26.1 million in the year ago quarter. Sales to existing customers during the quarter represented 94% of sales, or $8.0 million as compared to 89% of sales, or $23.5 million in the year ago quarter. During the quarter, the Company shipped 119 total units (including 4 NAAs) at an ASP of $67,608 as compared to 334 units (including 21 NAAs) at an ASP of $76,049 in the year ago quarter.

     The primary decrease in ASP (which is shown gross of the estimate for product returns) is related to (1) the introduction pricing associated with the Company's newly developed NIC Plus product line and (2) sales of refurbished units with low speed configurations. These types of units have a much lower ASP than the OC-192 and NAA product lines, which saw a drop in units shipped based upon lack of capital expenditure dollars in the telecommunications section as a whole.

     Net sales for the nine months ended September 30, 2001 increased $10.5 million to $77.3 million from $66.8 million in the year ago period. Sales to existing customers for the period represented 90% of sales, or $69.9 million as compared to 79% of sales, or $53.2 million for the same period last year. During the period, the Company shipped 880 total units (including 52 NAAs) at an ASP of $85,636 as compared to 1,020 units (including 46 NAAs) at an ASP of $62,092 in the year ago period.

     The primary increase in ASP (which is shown gross of the estimate for product returns) is related to a shift in customer demand to higher speed configurations, particularly the new OC-192 product, which began shipment in the second quarter of 2000.

     Sales outside of North America, which initiated in the third quarter of 2000, contributed significantly to revenue in 2001 representing approximately $15.4 million or 20% for the nine months ended September 30, 2001. There were no significant sales outside of North America in the comparable periods of 2000.

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

COST OF GOODS SOLD

     Cost of goods sold for the quarter ended September 30, 2001 decreased by $4.0 million to $4.4 million as compared to $8.4 million in the year ago quarter. The decrease is due to the decline in sales partially offset by a $1.0 million inventory valuation charge.

     Cost of goods sold for the nine months ended September 30, 2001 increased by $3.3 million to $25.4 million from $22.1 million in the year ago period. Growth in cost of goods sold was directly related to the increase in the volume of units sold and increased costs associated with the higher speed configurations which carry higher ASPs and by a $1.0 million inventory valuation charge.

GROSS PROFIT

     Gross profit for the quarter ended September 30, 2001 decreased by $13.7 million to $4.0 million from $17.7 million in the year ago quarter. As a percentage of sales, gross margin for the quarter decreased to 47.1% from 67.6% in the year ago quarter.

     Gross profit for the nine months ended September 30, 2001 increased by $7.2 million to $51.9 million from $44.7 million in the year ago period. As a percentage of sales, gross margin increased to 67.2% from 66.9%.

     The decrease in gross profit for the quarter to date period was related to the decrease in ASP for the quarter and a $1.0 million increase in inventory reserves. The increase in gross profit for the year to date period was related to increases in ASPs and more efficient production methods.

ENGINEERING AND DEVELOPMENT

     Engineering and development expenses principally include compensation attributable to engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended September 30, 2001 increased by $0.1 million to $4.1 million, or 48.8% of net sales, from $4.0 million, or 15.3% of net sales, in the year ago quarter.

     Engineering and development expenses for the nine months ended September 30, 2001 increased by $0.7 million to $11.5 million, or 14.9% of net sales from $10.8 million, or 16.2% of net sales, in the year ago period.

     The dollar increase for both the quarter and year-to-date period is primarily due to development efforts centered around the Company's new products within the NIC and NAA product lines. In addition, the Company incurred certain other employee benefits expenses during the nine months ended September 30, 2001. These increases were partially offset as increased production levels in 2001 allowed for a more proportionate share of overhead expenses to be capitalized as a part of inventory costs.

SALES AND MARKETING

     Sales and marketing expenses principally include salaries and commissions paid on sales of products, travel expenses, tradeshow costs, and costs of promotional materials and customer incentives. Sales and marketing expenses for the quarter ended September 30, 2001 increased by $0.4 million to $4.3 million, or 52.4% of net sales, from $4.0 million, or 15.3% of net sales, in the year ago quarter.

     Sales and marketing expenses for the nine months ending September 30, 2001 increased $3.6 million to $14.3 million, or 18.5% of net sales, compared to $10.7 million, or 16.0% of net sales, in the year ago period.

     The dollar increase for both the quarter and year-to-date period is directly related to an increase in warranty related accruals, additional allowance for potentially uncollectible receivables, an increase in marketing related expenses, and increase in travel costs. In addition, there was also an increase in compensation related expenses during the nine months ended September 30, 2001, partially offset by lower commissions paid as a result of a lower sales volume during the quarter ended September 30, 2001.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses principally include professional fees, facility rentals, compensation, and information systems related to general management functions. General and administrative expenses for the quarter ended September 30, 2001 increased by $0.7 million to $2.5 million, or 29.6% of net sales, from $1.8 million, or 6.8% of net sales, in the year ago quarter.

     General and administrative expenses for the nine months ended September 30, 2001 increased by $1.4 million to $6.4 million, or 8.3% of net sales, from $5.0 million, or 7.5% of net sales, in the year ago period.

     The dollar increase for both the quarter and year-to-date period primarily reflects increased professional fees relating to ongoing matters, employee recruiting costs, and increased insurance and facilities costs. In addition, there was an increase in certain other employee benefits expenses during the nine months ended September 30, 2001.

LITIGATION CHARGE

     Litigation charge for the quarter and nine months ended September 30, 2001 includes $4.1 million associated with the Seth Joseph arbitration case and appeal thereof. There were no corresponding costs in the comparable period of 2000.

OTHER INCOME OR EXPENSE

     Other income for the quarter ended September 30, 2001, increased by $0.3 million to $0.4 million from $0.1 million in the same quarter last year. Other income for the nine months ended September 30, 2001 increased by $1.1 million to $1.3 million from $0.2 million in the same period last year. This primarily represents interest earned on invested cash balances partially offset by fees related to a credit facility and interest expense on capital lease obligations.

PROVISION FOR INCOME TAXES

     The provisions for income taxes for the comparable periods reflect income taxes due at federal statutory rates and state income taxes, net of federal benefit. The income tax benefit for the quarter ended September 30, 2001 was $4.1 million, while the effective income tax rate for the nine months ended September 30, 2001 was 7.4%. This compares to an effective rate of 0% in the prior year comparable periods. The effective rates differ from the federal and state statutory rates (net of federal benefit) due to the recognition of deferred tax assets previously not recognized due to management's uncertainty as to their realization. During the second quarter of 2001, a research and experimentation credit was recognized resulting in a benefit of $1.0 million which offset the otherwise recognized tax expense of $5.2 million resulting in a net tax expense of $4.2 million or 31.0%. For the nine months ended September 30, 2001, the effect of this credit coupled with recognition during the first quarter of the remaining deferred tax asset of $4.3 million resulted in a benefit offsetting the otherwise recognized tax expense of $6.5 million producing a net tax expense of $1.2 million or 7.4%.

     The Company has a pending ruling with the Internal Revenue Service regarding an additional deduction related to securities litigation costs. A favorable ruling would result in a significant increase to the Company's net operating loss carryforward.

NET INCOME OR LOSS

     Net income for the quarter ended September 30, 2001 decreased by $14.7 million to a net loss of $6.7 million or $.21 per share, from net income of $8.0 million or $.25 per share (diluted) in the year ago quarter.

     Net income for the nine months ended September 30, 2001 decreased by $2.8 million to $15.6 million or $.51 per share (diluted), from net income of $18.4 million or $.58 per share (diluted) in the year ago period.

LIQUIDITY AND CAPITAL RESOURCES

     From its inception through September 30, 2001, the Company has financed its operations primarily through private sales of its Common Stock, cash from operations and the initial public offering of 4,600,000 shares of its Common Stock. Cash and cash equivalents at September 30, 2001 were approximately $50.8 million, an increase of $20.4 million from December 31, 2000. As of September 30, 2001, the Company's working capital was approximately $77.8 million as compared to $59.0 million at December 31, 2000. The increase was primarily associated with the increase in cash reserves due to sales levels of $77.3 million for the nine months ended September 30, 2001. The sales levels also resulted in a record level of trade receivables and inventory balance growth to support new products which began meaningful shipments in the second quarter of 2001. See the Company's Consolidated Condensed Statements of Cash Flows for additional detail. For the quarter ended September 30, 2001, capital expenditures were approximately $2.9 million. Future capital expenditures will depend on several factors including timing of introductions of new products and enhancements to existing products, continued product development efforts, and facilities expansion to support growth.

     For the nine months ended September 30, 2001 the Company has seen a significant increase in sales outside of North America. As is customary in this market, the Company grants payment terms on these sales which exceed the standard thirty day terms for sales within North America. It is not anticipated that this trend will significantly impact the liquidity of the Company.

     On March 31, 1999, the Company entered into a financing agreement with certain investors pursuant to which the Company issued $3.0 million of 9% Secured Bridge Notes due January 17, 2000. They were collateralized by all of the Company's assets and were subordinated to the accounts receivable agreement with EAB Leasing Corp. In connection with the financing agreement, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants. The warrants had a term of five years from the date of issuance. In January 2000, such warrants were exercised. The Secured Bridge Notes and related interest were repaid in full on the due date.

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

     As described above, the Company incurred a net operating loss in the quarter ended September 30, 2001 and there can be no assurance as to whether and when the Company will return to profitability or that its revenues will return to prior levels. The incurrence of additional net operating losses may result in a reduction in the working capital of the Company. The Company anticipates that its existing cash and cash equivalents and anticipated cash flow from operations, together with funds provided by other financing sources (such as equity or debt issuances (Financing Sources), will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next 12 months. However, there can be no assurance that such sources will, in fact, be sufficient to fund the Company's working capital and capital expenditure requirements or that adequate additional financing will be available when needed or, if available, on terms acceptable to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 5, 1999, as a complete settlement of an investigation of the Company by the U.S. Securities and Exchange Commission (Commission) relating to the circumstances underlying the restatement of the Company's financial results for the second and third Quarters of 1997, the Company agreed voluntarily to consent to the entry of a permanent injunction enjoining it from violations of Sections 10(b), 13(a) and 13(b)(2) of the Securities Exchange Act of 1934, as amended (Exchange Act) and Rules 10b-5, 12b-20 and 13a-13 thereunder. On March 29, 2000, the Company's settlement with the Commission was filed with the U.S. District Court for the Middle District of Florida. Concurrently, the Commission settled administrative proceedings against Steven H. Grant, the Company's former Executive Vice President, Finance, Chief Financial Officer and Secretary, Beth Morris, the Company's former Controller, and Seth P. Joseph, the Company's former Senior Executive Vice President and director. Mr. Grant and Ms. Morris, without admitting or denying the Commission's findings, separately consented to the entry of orders that they cease and desist from committing or causing any violation and any future violation of Rule 13b2-2 under the Exchange Act and causing any violation and any future violation of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20 and 13a-13 promulgated thereunder. Mr. Joseph, without admitting or denying the Commission's findings, consented to the entry of an order which requires that he cease and desist from committing or causing any violation and any future violation of Section 10(b) of the Exchange Act and Rules 10b-5 and 13b2-2 thereunder and causing any violation and any future violation of Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20 and 13a-13 thereunder. The Commission's complaint filed in the District Court also alleged that Dr. Bryan Zwan, a director and former Chairman and Chief Executive Officer of the Company, violated Sections 17(a)(1), 17(a)(2), and 17(a)(3) of the Securities Act of 1933, Section 10(b) of the Exchange Act and Rules 10b-5 and 13b2-2 thereunder, and that he aided and abetted the Company's alleged violations of Sections 13(a) and 13(b)(2) of the Exchange Act, and Rules 13a-13 and 12b-20 thereunder. On October 23, 2001, pursuant to a stipulation entered into by Dr. Zwan and the Commission, the District Court entered a Final Judgment of Permanent Injunction and Other Relief whereby Dr. Zwan, by his consent and without admitting or denying the Commission's allegations, is permanently restrained and enjoined from aiding and abetting violations of Section 13(a) of the Exchange Act, and Rules 12b-20 and 13a-13 thereunder, and Sections 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act, and from directly or indirectly violating Rule 13b2-2 of the Exchange Act. Dr. Zwan agreed to pay a $10,000 civil money penalty. The Commission's allegations that Dr. Zwan violated the anti-fraud provisions of the federal securities laws, including Section 10(b) of the Exchange Act, were dismissed with prejudice. Pursuant to the indemnification provisions of the Company's bylaws, the Company has advanced to Dr. Zwan the legal fees and costs incurred by him in defending the litigation.

     On November 23, 1999, Seth P. Joseph, a former officer and director of the Company commenced arbitration proceeding against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute, and breach of an indemnification agreement and the Company bylaws. As relief, Mr. Joseph sought $500,000, attorney fees, interest and stock options for 656,666 shares of the Company's Common Stock exercisable at a price of $5.25 per share. The Company filed an answer denying Mr. Joseph's allegations, and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph seek repayment of loans totaling approximately $113,000, plus interest. In March, 2001, Mr. Joseph voluntarily dismissed three of his claims against the Company without prejudice. The two remaining claims seek recovery for alleged violation of the state whistleblower statute and breach of Mr. Joseph's stock option agreements. The arbitration hearing on the parties' claims and defenses concluded on October 5, 2001. The parties submitted proposed findings to the arbitrator on October 17, 2001. As part of his proposed findings, Mr. Joseph sought an award of $48 million, attorney's fees, and costs. On November 9, 2001, the Company was notified of the arbitrator's decision, which awarded Mr. Joseph the sum of approximately $3.7 million, plus attorney's fees and costs in amounts yet to be determined. The Company believes the arbitrator's award is erroneous and intends to contest it vigorously, including by filing motions to vacate and/or modify the award. If the award is confirmed, the Company likely will appeal that decision. Although there can be no assurance that the Company's post-award motions and/or appeal will be successful, the Company believes that it has meritorious defenses and that the ultimate award will be substantially reduced. The Company has recorded an accrual of $4.1 million related to this arbitration and the appeal thereof for the quarter ended September 30, 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of stockholders of the Company on October 26, 2001, the stockholders voted on two proposals. The first was a proposal to elect Gerry Chastelet, Gerald A. Fallon, Dr. William F. Hamilton, Robert F. Hussey and Dr. Bryan J. Zwan as directors of the Company. The following table sets forth the votes in such election:

DIRECTOR                                           VOTES FOR    VOTES WITHHELD
--------                                           ----------   --------------
Gerry Chastelet..................................  29,223,541       96,131
Gerald A. Fallon.................................  29,230,028       89,644
Dr. William F. Hamilton..........................  29,216,920      102,752
Robert F. Hussey.................................  29,217,536      102,136
Dr. Bryan J. Zwan................................  29,198,304      121,368

     The second was a proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent auditor for the fiscal year ending December 31, 2001:

NUMBER OF SHARES:
-----------------
Voted For.......................................   29,250,029
Voted Against...................................       48,445
Abstentions.....................................       21,198

ITEM 6.  EXHIBIT AND REPORTS ON FORM 8-K

     (a) Exhibits.  There are no exhibits.

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

Date: November 14, 2001

                                          By:       /s/ MARY K. WARD
                                            ------------------------------------
                                                        Mary K. Ward
                                                   Assistant Controller,
                                                 (Chief Accounting Officer)

Date: November 14, 2001