Form 10-K
period 2001-12-31
DIGITAL LIGHTWAVE INC
filed 2002-03-15
CIK 1016100

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ____________________

                                   FORM 10-K
(MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                      OR
  [   ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
        EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM ________ TO ________
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

  Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this Report. [ ]

  The aggregate market value of Registrant's voting stock, held by non-affiliates, computed by reference to the average of the closing bid and asked prices of the Common Stock as reported by Nasdaq on March 4, 2002: $69,530,456.

  The number of shares of Registrant's Common Stock issued and outstanding as of March 4, 2002: 31,344,710.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission for the registrant's 2002 Annual Meeting of Stockholders to be held on May 20, 2002, are incorporated by reference into
Part III of this Form 10-K.

  PART I

  The following discussion includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, forecasts and assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. These risks and uncertainties include fluctuations in operating results, changes in the United States and worldwide economy and fluctuations in capital expenditures within the telecommunications industry, our dependence on a limited number of products and uncertainties of the market for our current and planned products, technological change, our dependence on growth of the Internet, competition, our dependence on a limited number of major customers, our dependence on contract manufacturers and suppliers, our products may not continue to meet changing regulatory and industry standards, our ability to achieve sustained operating profitability, our dependence on key personnel, the significant influence of our principal stockholder, our dependence on proprietary technology, the volatility of our market price, the sale of a significant number of our shares pursuant to future sales contracts could depress the price of our stock, the effect that anti-takeover provisions have on the price of our common stock and past and future litigation risks. For a further list and description of such risks and uncertainties, see the reports filed by Digital Lightwave with the Securities and Exchange Commission, including the Company's reports on Form 10-K and 10-Q. Digital Lightwave undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

GENERAL

  Digital Lightwave{reg-trade-mark}, Inc. provides the global fiber-optic communications industry with products and technology used to develop, install, maintain, monitor, and manage fiber optic-based networks. Telecommunications service providers and equipment manufacturers deploy our products to provide quality assurance and ensure optimum performance of advanced optical communications networks and network equipment. We sell our products worldwide to leading and emerging telecommunications service providers, telecommunications equipment manufacturers, equipment leasing companies and international distributors.

  Fiber optics deliver increased  network  bandwidth  for  the  transmission of voice,  video,  audio  and  data  traffic  over  public  and  private networks, including the Internet. Our products provide the capabilities to cost-effectively deploy and manage fiber-optic networks to address increasing demand for bandwidth. While the technology of optical networking is highly advanced, our products are used to verify that telecommunications products and systems function and perform properly. Specific customer applications of our diagnostic equipment include the qualification of products during manufacturing, the verification of service during network installation and the monitoring and maintenance of deployed networks.

  Our products currently include Network Information Computers{reg-trade-mark} (NICs{reg-trade-mark}), which are portable instruments for the installation and maintenance testing of advanced, high-speed networks and transmission equipment. The NIC product family provides diagnostic capabilities for testing the performance of both optical and legacy electrical networks with an array of communications standards and transmission rates. Introduced in 1996, the NIC offers significant benefits over conventional test devices, with its compact design, ease of use and flexible software-based architecture. We have continued to enhance the NIC's functionality and performance with the release of subsequent models. In 2000, we introduced a NIC platform that analyzes international telecommunications standards, thereby extending our addressable market from principally North America to other major regions of the world. In 2001, we launched the NIC Plus{trademark}, a significant enhancement to the NIC product line. The NIC Plus provides a single platform on which to perform a multitude of tests for networks implemented under both North American and international communications standards, operating at transmission rates ranging from the lowest-speed electrical rates (DS0/64K) through the highest-speed optical rates (OC-192/STM-64), as well as emerging packet-based networks, such as Gigabit Ethernet and Packet over SONET. The NIC Plus also offers a new level of flexibility, enabling users to configure the product to meet their specific needs through add-ons and modules and thereby preserve the value of their prior investments.

  In 1998, we introduced  our  Network Access Agent{trademark} (NAA{trademark})
product family. NAAs are unattended, software-controlled, performance monitoring and diagnostic systems permanently installed within optical-based networks. NAAs embed the capabilities of our portable Network Information Computers within a customer's network infrastructure, allowing centralized, remote network management. In 1999, we introduced the NAA IV{trademark}, a monitoring and diagnostic system for global optical and electrical networks, including Dense Wavelength Division Multiplexing (DWDM) technology. The modular architecture of our NIC has enabled the transfer of technology to our NAA product family, resulting in a broad range of embedded diagnostic products for optical, electrical and emerging packet-based networks. The NIC architecture allows our customers to use the same test solution in both portable and network-installed implementations, which yields increased flexibility and a greater return on their investment in test equipment.

  Both NICs and NAAs can be configured with a multi-port, high-speed, optical module, enabling concurrent measurement and monitoring of multiple optical channels. This capability offers our customers the ability to thoroughly exercise and test their equipment under fully operational load conditions.

  We also provide, as an extension of our product line, optical monitoring and diagnostic circuit packs and subsystems that are custom-designed to meet specific customer requirements. These solutions enable customers to utilize our flexible architecture for the testing of unique or product-specific requirements, which can result in significant customer cost savings compared to off-the-shelf solutions.

  Digital Lightwave was incorporated in California on October 12, 1990, under the name Digital Lightwave, Inc., and reincorporated in Delaware on March 18, 1996. Unless the context indicates otherwise, the "Company", "we", "our", and "Digital Lightwave", as used in this Report, refer to Digital Lightwave, Inc., a Delaware corporation, and its predecessor entity. Our principal executive offices are located at 15550 Lightwave Drive, Clearwater, Florida, 33760, and the telephone number is (727) 442-6677.

INDUSTRY

  The telecommunications industry has undergone significant fundamental changes over the past decade. The volume of traffic carried over telecommunications networks has increased significantly as the result of the rapid growth of data traffic and the steady growth of voice traffic. Non-voice traffic has increased substantially due to a variety of factors, including electronic mail (email); the Internet; electronic commerce; fax, audio and video transmission; and a proliferation of bandwidth-intensive applications, as well as personal hand-held email and Internet appliances. Bandwidth is defined as the volume of information that can be transmitted through a medium, such as glass fibers, without distortion.

  The telecommunications industry has addressed the demand for increased, reliable network capacity by installing new fiber-optic transmission lines, accelerating transmission rates and employing new technologies such as Dense Wavelength Division Multiplexing (DWDM), a process that expands the carrying capacity of existing fiber by permitting the transmission of multiple lightwave signals over a single optical fiber. Faster transmission speeds, new technologies and a broadening range of traffic types have magnified the complexity of telecommunications networks, while continuing demands for greater bandwidth have stressed the capacity of these networks. In addition, various "protocols" are required for encoding and transmitting information across these networks. Examples of these protocols include the T-Carrier protocol, Plesiochronous Digital Hierarchy (PDH), Synchronous Optical Network Technology (SONET), Synchronous Digital Hierarchy (SDH) and Asynchronous Transfer Mode
(ATM). New fiber-optic networks must be compatible with existing legacy networks and protocols, as well as with wireless networks using cellular technologies. The T-Carrier protocol, used primarily in North America, utilizes insulated copper wire cables that carry electrically transmitted digital signals, while PDH is the equivalent protocol for the majority of the rest of the world. The SONET protocol is used primarily in North America and Japan for variable optical bandwidth products which enable the transmission of voice, video and data at very high speeds, while SDH is the equivalent protocol for most of the remaining worldwide market. ATM is an information transfer standard that is one of a general class of technologies commonly used for the relay of traffic over global optical networks.

  Due to its characteristics, non-voice traffic is more efficiently transmitted in "packages". This has led to the creation and implementation of "packet protocols", which are used in evolving networks, and to a transition in network equipment from "circuit-switched" to "packet-switched" technology. There are several existing and emerging packet-based protocols used in packet-switched networks, including Gigabit Ethernet, Multi-Protocol Label Switching (MPLS), Packet over SONET (POS), and others.

  The growing demand for telecommunications capabilities, in conjunction with the worldwide deregulation of the telecommunications industry, has led to a proliferation of service providers entering the industry. Market conditions, in addition to increasing volumes of data and voice traffic, have intensified the need to provide uninterrupted service, while creating new competitive pressures for service providers to improve operational efficiencies.

  Telecommunications network diagnostic equipment is required for quality assurance during network installation and to monitor and maintain the integrity of existing networks. Portable test equipment is used to qualify and verify the telecommunications infrastructure, including transmission lines, signal generators, switches, and other equipment during the installation of new networks. Simultaneous and independent real-time analysis is required to monitor network performance and reduce the possibility of network interruptions or system failures, in order to improve overall operational efficiency once the network has been deployed.

THE DIGITAL LIGHTWAVE SOLUTION

  We provide telecommunications service providers and equipment manufacturers with capabilities to cost-effectively deploy and manage fiber-optic networks to address the increasing demand for bandwidth. Our products are used to qualify telecommunications equipment during the manufacturing process, verify service during optical network installation and provide ongoing quality assurance after new equipment has been deployed.

  We believe that our Network Information Computers (NICs) and Network Access Agents (NAAs) offer a broad range of features and capabilities that provide distinct competitive advantages over traditional network test equipment. We designed our NICs to offer network technicians a more compact, lightweight, easy-to-use product with significantly greater functionality.

  The NIC (i) is an integrated test instrument that is capable of analyzing multiple protocols concurrently and independently; (ii) utilizes an intuitive Microsoft Windows-based graphical user interface (GUI) with a touch sensor display to create an easy-to-use diagnostic tool; and (iii) is a software-based solution which can be easily upgraded and customized.

  In 1998, we introduced our first NAA, which utilized the technology of the NIC. NAAs are software-controlled performance monitoring and diagnostic equipment which is permanently embedded at multiple access points within optical networks, providing real-time analysis and network management from a centralized location. Using these real-time analysis capabilities, a network operator is able to monitor signal degradation, diagnose and isolate network failures, and maintain a constant view of the network. This ensures fulfillment of service-level agreements with the operator's customers and enables the operator to respond immediately to certain situations in order to prevent potential network interruptions or failures.

  Our products are based on modular and scalable hardware and software platforms and a flexible architecture that allow customers to easily upgrade existing systems to accommodate new technologies and thereby preserve the value of their original investment. We are utilizing the core technology of our NICs and NAAs to continue developing portable and embedded products that address the evolving needs of the optical networking industry.

PRODUCTS

  Our current portfolio  of  products  is  organized  into  two  product lines:
Network Information Computers (NICs) and Network Access Agents (NAAs).

  Network Information Computers. Our portable NICs enable users to verify, qualify and monitor the performance of telecommunications networks and transmission equipment. We designed the NIC to replace existing hardware-based network test instruments by incorporating their functions into a software-based signal processing system, adding new functions and improving performance while maintaining competitive pricing. Telecommunications service providers and equipment manufacturers are able to plan for and cost-effectively implement fiber-optic network expansion and verify and manage information concerning the transmission of voice, data, audio, and video traffic with the NIC. Telecommunications equipment manufacturers also use the NIC to design, engineer and manufacture their products, install their products in the networks of their customers and provide ongoing customer support.

  NICs generate, transmit, receive, multiplex, process electrical (legacy network) and optical signals and provide network analysis. The NIC's easy-to-use graphical user interface is a touch sensor over a large color display and provides simple and intuitive windowed graphics and menus. NICs may be accessed and operated remotely by modem or through direct connection to an Ethernet local area network (LAN). A LAN is a group of computers and other devices dispersed over a relatively limited area and connected by a communications link that enables any device to interact with any other in the network. Ethernet is a protocol commonly used in LANs.

  The following core technologies are used in NICs and provide a basis for certain of our products in development: (i) a software operating environment that runs on a Microsoft Windows platform; (ii) programs that operate our firmware and hardware; (iii) graphical user interface programs, written in object-oriented code, running in a windowed environment; (iv) network protocol translators that logically process discrete network information from signals at specific bandwidths and protocols; and (v) Network Protocol ProcessorsTM that process information encoded in a specific protocol over a range of rates and bandwidths.

  We have developed a non-blocking switch matrix and application software that allow our customers to "frame up" on a given signal, multiplex or demultiplex the signal into different transmission speeds and then map the signal into different protocols without interfering with signal transmission. A non-blocking switch matrix is an internal switch in a system that has the ability to switch multiple transmissions to different circuits simultaneously without causing internal congestion in the switch itself. Demultiplexing is the process of separating two or more signals that were previously multiplexed. These functions allow customers to derive information concerning the performance of the network under various existing or potential conditions.

  Current models and certain features of the NIC include:

     * NIC{reg-trade-mark} ASA 312{reg-trade-mark}, which analyzes North American optical networks (SONET rates: OC-1 through OC-48) and legacy electrical networks (T-carrier rates: DS0, DS1, DS3), operating at transmission rates ranging from 64Kbps to 2.5 Gbps and includes ATM analysis.

     * NIC 2.5G{trademark}, which simultaneously and independently analyzes global optical networks (SONET/SDH rates: OC-1/STM-0 through OC-48/STM-
       16) and global electrical networks (T-carrier/PDH rates: DS0, DS1, DS3, E1, E3, E4), operating at transmission rates ranging from 64 Kbps to 2.5 Gbps and includes ATM analysis.

     * NIC 10G{trademark}, which verifies and qualifies the performance of global high-speed optical networks (SONET/SDH rates: OC-48/STM-16 and OC-192/STM-64), operating at transmission rates ranging from 2.5 Gbps to 10 Gbps and includes Packet over SONET/SDH (POS) analysis.

     * NIC Plus{trademark}, a scalable testing platform for global optical networks (SONET/SDH rates: OC-1/STM-0 through OC-192/STM-64) and global electrical networks (T-carrier/PDH rates: DS0, DS1, DS3, E1, E3, E4), operating at transmission rates ranging from 64 Kbps to 10 Gbps an includes POS and ATM analysis.

  We plan to continue to enhance the NIC's functionality and performance to meet evolving customer requirements for network technologies.

  Sales of our Network Information Computer generated approximately 88%, 95% and 99% of net sales for the years ended December 31, 2001, 2000 and 1999, respectively.

  Network Access Agent. NAAs are unattended, software-controlled performance monitoring and diagnostic equipment embedded within optical networks for analysis, installation and management of a telecommunications network from a remote or centralized location. NAAs are both remotely and locally accessible over standard telecommunications links and are designed to provide network operators with real-time information concerning performance of the network segments in which a NAA has been installed. Installation of NAAs at multiple access points throughout fiber-optic networks provides the capability for end-to-end network monitoring, maintenance and management. NAAs provide performance and quality data to the network operator through a standard operations interface. NAAs incorporate technology that we developed for the NIC, which includes advanced hardware and software technology that accesses bits in optical and electrical telecommunications transmissions; a non-blocking switch matrix that maps signals into different transmission speeds and protocols; and object-oriented software that controls selectable features that are accessible through the Microsoft Windows operating system environment or other user environments.

  The modular architecture of our products enables the transfer of technologies across platforms. Due to the flexible design of our products, customers can configure NAAs with the same capabilities as the NIC. Also, NAAs enable customers to perform remote, multi-channel Dense Wavelength Division Multiplexing (DWDM) diagnostics.

  We plan to continue to enhance the NAA's functionality and performance to meet evolving customer requirements for network technologies.

  Sales of our NAA generated revenues of approximately 12%, 5% and 1% of annual net sales for the years ended December 31, 2001, 2000 and 1999, respectively.

  Customer-Specific Network Products. We also provide optical monitoring and diagnostic circuit packs and subsystems that are custom-designed to meet specific customer requirements in both portable and network installed implementations.


CUSTOMERS

  Through December 31, 2001, we sold over 4,600 units of the Network Information Computer and over 130 Network Access Agents to over 380 customers. Our products are purchased and used by domestic and international customers in the following industry segments:

-  Incumbent Local Exchange Carriers,

-  Inter-Exchange Carriers,

-  Competitive Local Exchange Carriers,

-  Internet Service Providers,

-  Communications Equipment Manufacturers,

-  Carriers' Carriers,

-  Utility Companies,

-  Equipment Rental and Leasing Companies,

-  Wireless Service Providers and

-  Enterprise Network Operators.


  We  also  sell  our  products  to  other  segments  of the telecommunications
industry  including  independent  telephone  companies  and   private   network
operators.

  We involve key customers in the evaluation of products in development and continually solicit suggestions from customers regarding additional desirable features of products that we have introduced or plan to develop. We have generally been able to satisfy requests for additional feature sets by providing software upgrades for loading into our products in the field.

  For the year ended December 31, 2001, our largest customer, Level 3 Communications, accounted for approximately 12% of total sales. For the years ended December 31, 2000 and 1999, our largest customer, Telogy, accounted for approximately 15% and 21% of total sales, respectively. For the year ended December 31, 1999, one additional customer, Technology Rental Services, accounted for 18% of total sales. No other customer accounted for sales of 10% or more during those years.

SALES, MARKETING AND CUSTOMER SUPPORT

  Sales.   We  primarily  sell  our  products in the domestic market through  a direct sales force to telecommunications service providers and network equipment manufacturers. We primarily sell our products in the international markets through international distributor channels.

  Marketing. We focus our marketing efforts of the Network Information Computer on the divisions of telecommunications service providers that are responsible for planning and installing extensions of the network and on the divisions of telecommunications equipment manufacturers that are responsible for quality assurance. We have directed our marketing efforts of the Network Access Agent on the strategic planning divisions of telecommunications service providers and private network operators in order to define customer requirements. We seek to build awareness of our products through a variety of marketing channels and methodologies, including industry trade shows, conferences and direct mailings to targeted customers and trade advertising.

  Customer Support. We offer technical support to our customers 24 hours a day, seven days a week. Our customer support organization is comprised of highly skilled employees with extensive experience across a broad range of fiber optics networks. All service and repairs are performed at either our Clearwater, Florida facility or by a contract manufacturer. We offer between a one-year and a three-year limited warranty on our products.

PRODUCTION

  During 2001, our production operations consisted primarily of material planning and procurement, final assembly, software loading, testing and quality assurance. Our operational strategy relied on outsourcing of manufacturing to reduce fixed costs and to provide flexibility in meeting market demand. We subcontracted the manufacture of computer system boards, plastic molds and metal chassis and certain subassemblies and components for the Network Information Computer and the Network Access Agent. We performed final assembly and programmed the products with our software. We implemented strict quality control procedures throughout each stage of the manufacturing process and tested the boards and subassemblies at various stages in the process, including final test and qualification of the product.

  In December 2001, we signed a manufacturing service agreement with Jabil Circuit, Inc. ("Jabil"), a leading provider of technology manufacturing services with a customer base of industry-leading companies. Under the terms of the agreement, Jabil will serve as Digital Lightwave's primary contract manufacturer for the Company's circuit board and product assembly and will also provide engineering design services. Jabil purchased approximately $4.9 million of raw materials inventory from us in December 2001. Jabil will continue to purchase our existing raw materials inventory until all parts are depleted to safety stock levels.

  In January 2002, we implemented our outsourcing strategy with Jabil. Jabil currently provides product assembly, direct order fulfillment, design for manufacturability and product cost improvement services for all of our Network Information Computer and Network Access Agents products. We intend to continue to perform final testing and qualification of the finished products at our Clearwater, Florida facility. We are ISO 9001 certified, which is an international standard for quality management and assurance.

  We currently utilize several key components used in the manufacture of our products from a sole-source or limited sources. We utilize certain laser and laser amplifier components, power supplies, touch-screen sensors, single-board computers and SONET overhead terminators used in the Network Information Computer and the Network Access Agent from a single or a limited number of suppliers. We purchase a filter, a controller board and an interface board from a single or limited number of suppliers for the Network Access Agent. We are currently attempting to qualify certain additional suppliers for certain of the sole-sourced components. The loss of any of these key components or termination of our relationship with Jabil could seriously disrupt our operations.

  We forecast product sales quarterly and order materials and components based on these forecasts. Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, purchase terms and demand for a component at a given time. We may have excess or inadequate inventory of certain materials and components if actual orders vary significantly from forecasts.

ENGINEERING AND DEVELOPMENT

  We have organized our engineering and development efforts into product or project teams. We organize our teams around the development of a particular product and each team is responsible for all aspects of the development of that product and any enhanced features or upgrades. Our engineering teams are located at our corporate headquarters in Clearwater, Florida.

  During fiscal years 2001, 2000, and 1999, we spent approximately $15.0 million, $14.1 million and $10.2 million on engineering and development activities, respectively.

INTELLECTUAL PROPERTY

  Our success and our ability to compete depends upon our proprietary technology that we protect through a combination of patent, copyright, trade secret and trademark law. As of March 4, 2002, we have five issued patents relating to the Network Information Computer and Network Access Agent in the United States. We have filed continuation applications for each of these issued patents. Currently we have four patents pending relating to our technology. Our growth strategy includes a plan to expand our presence in international markets and the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.

  We generally enter into non-disclosure agreements and proprietary information and invention agreements with our employees and suppliers and limit access to and distribution of our proprietary information. It may be possible for third parties to copy or otherwise obtain and use our technology without authorization despite these precautions.

  We may either license our proprietary rights to third parties or license certain technologies from third parties for use in our products. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We have no reason to believe that our technology infringes on the proprietary rights of others and we have not received any notice of claimed infringements. Nonetheless, third parties may assert infringement claims against us in the future that may or may not be successful. If we must defend ourselves or our customers against such claims, we could incur substantial costs regardless of the merits of the claims. Parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products and could obtain an award of substantial damages. Any such claim could seriously damage our business. In the event of a successful claim of infringement against us, we may be required to obtain one or more licenses from third parties including our customers.

BACKLOG

  We have not entered into long-term agreements or blanket purchase orders for the sale of our products. We generally obtain purchase orders for immediate shipment and other cancelable purchase commitments. We do not expect to carry substantial backlog from quarter to quarter in the future. Our sales during a particular quarter are highly dependent upon orders placed by customers during the quarter. Sales may fluctuate significantly from quarter-to-quarter and year-to-year due to the timing and amount of orders from customers. Because most of our operating expenses are relatively fixed and cannot be easily reduced in response to decreased revenues, quarterly fluctuations in sales have a significant effect on net income.

   We believe that backlog is not a meaningful indicator of future financial results.

SEASONALITY

  Our sales are generally seasonal with the largest portion of quarterly sales tied to telecommunications industry purchasing patterns and tend to decrease during the first calendar quarter of the year.

COMPETITION

  The market for our products is competitive and is subject to rapid technological change, frequent product introductions with improved performance, competitive pricing and changing industry standards. We believe that the principal factors on which we compete include:

  -  Product performance,

  -  Product quality,

  -  Product reliability,

  -  Value,

  -  Customer service and support and

  -  Length of operating history, industry experience and name recognition.

  We believe we compete favorable on all of these factors other than on the last factor because or our limited operating history. We believe that there are five principal competitors that currently offer products that compete with the Network Information Computer, including Acterna, Agilent, Anritsu, NetTest and Tektronix. Although there are several companies that offer network monitoring and test instruments, including Acterna, Agilent, Gnubi and Spirent, the NAA product line is the only one to offer a comprehensive solution across WDM and DWDM networks. We are aware of certain companies that are also developing equipment to monitor lightwave transmissions but we believe at this point they do not offer a complete DWDM solution. Many of our competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources. A number of these competitors have long established relationships with our customers and potential customers.

REGULATORY MATTERS

  Our products must meet industry standards and regulations which are evolving as new technologies are deployed. In the United States, our products must comply with various regulations promulgated by the Federal Communications Commission and Underwriters Laboratories as well as industry standards established by the American Standards Institute and other organizations. Internationally, our products must comply with standards established by the European Union and communication authorities in other countries as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. In addition, some of our planned products may be required to be certified by Bell Communications Research in order to be commercially viable. The failure of the our products to comply, or delays in compliance, with the various existing and evolving standards and regulations could negatively impact our ability to sell products.

INTERNATIONAL

  We sell our products in domestic and international markets. Our domestic sales represented approximately 80%, 91% and more than 99% of our annual net sales for the years ending 2001, 2000 and 1999 respectively. Our international sales represented approximately 20%, 9% and less than 1% of our annual net sales for the years ending 2001, 2000 and 1999 respectively.

EMPLOYEES

  As of March 4, 2002, we employed a full-time staff of 108 employees. In October 2001, the Company reduced its workforce by 38 employees and consultants and instituted temporary executive salary reductions of up to 20%. In January 2002, the Company implemented a second reduction of force of 46 employees and contractors. All employees included in the reductions in force were given severance based upon years of service with the Company. None of the Company's employees are represented by labor unions.

#

                   FACTORS THAT MAY AFFECT OPERATING RESULTS

  The following factors, in addition to the other information contained in this report, should be considered carefully in evaluating us and our prospects. This report (including without limitation the following factors that may affect operating results) contains forward-looking statements (within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding us and our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

  Forward-looking statements in this report reflect the good faith judgment of our management and the statements are based on facts and factors we currently know. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements which speak only as of the date of the this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the report.


WE EXPERIENCE FLUCTUATIONS IN OUR OPERATING RESULTS

  Our quarterly operating results have fluctuated in the past and our future quarterly operating results are likely to vary significantly due to a variety of factors which are outside our control. Factors that could affect our quarterly operating results include:

- Announced capital expenditure cutbacks by customers within the telecommunications industry,

-  Limited number of major customers,

- The product mix, volume, timing and number of orders we receive from our customers,

-  The long sales cycle for obtaining new orders,

-  The timing of introduction and market acceptance of new products,

- Our success in developing, introducing and shipping product enhancements and new products,

-  Pricing changes by our competitors,

- Our ability to enter into long term agreements or blanket purchase orders with customers,

- Our ability to obtain sufficient supplies of sole or limited source components for our products,

- Our ability to attain and maintain production volumes and quality levels for our current and future products,

-  Changes in costs of materials, labor and overhead and

-  Additional customer bankruptcies.


  Our operating results for any particular quarter may not be indicative of future operating results, in part because our sales often reflect orders shipped in the same quarter in which they are received and this makes our sales vulnerable to short-term fluctuations. The factors have historically been and are expected to be difficult to forecast. Any unfavorable changes in these or other factors could have a material adverse effect on our business, financial condition and results of operations.

  Our revenues and operating results generally depend on the volume and timing of the orders we receive from customers and our ability to fulfill the orders received. The timing of orders may be cancelled, modified or rescheduled after receipt. Most of our operating expenses are relatively fixed and cannot be reduced in response to decreases in net sales. The timing of orders and any subsequent cancellation, modification or rescheduling of orders have affected and will continue to affect our results of operation from quarter to quarter. The deferral of any large order from one quarter to another could have a material adverse effect on our business, financial condition and results of operations.

   We must obtain orders during each quarter for shipment in that quarter to achieve our revenue and profit objectives.


CHANGES IN UNITED STATES AND WORLDWIDE ECONOMIES AND FLUCTUATIONS IN CAPITAL EXPENDITURES WITHIN THE TELECOMMUNICATIONS INDUSTRY

  Our  products are purchased and used by telecommunications customers.   Sales
are impacted by the following conditions in this marketplace:

- The weak economic conditions in the United States and global markets have resulted in decreased capital expenditures by telecommunication equipment manufacturers and equipment rental and leasing companies,

- The telecommunications sector in the United States and global markets have experienced significant bankruptcies and decreased capital expenditures. This includes the competitive local exchange carriers, Internet service providers and enterprise network operator segments and

- The incumbent local exchange carriers are becoming increasingly active, but historically have been slow to implement bandwidth expansion strategies. We are now focusing on sales to this segment of the industry.

  These continued weak economic conditions, additional bankruptcies and decreased capital expenditures may contribute to quarterly or annual fluctuations in our operating results and could have a material adverse effect on our business, financial condition and results of operations.


WE ARE DEPENDENT ON A LIMITED NUMBER OF PRODUCTS AND ARE UNCERTAIN OF THE MARKET FOR OUR CURRENT PRODUCTS AND PLANNED PRODUCTS

    The majority of our sales are from our initial product, the Network Information Computer and we expect that sales of Network Information Computers will continue to account for a substantial portion of our sales for the foreseeable future. During 1998, we started shipping a commercial version of our Network Access Agent based on the same core technology as the Network Information Computer. During 2001, Network Access Agents accounted for approximately 12% of our revenues. We cannot predict the future level of acceptance by our customers of the Network Access Agent and we may not be able to generate significant revenues from this product. We are uncertain about the size and scope of the market for our current and future products. Our future performance will depend on increased sales of the Network Information Computer, market acceptance of the Network Access Agent, our ability to enter into additional original equipment manufacturer agreements and the successful development, introduction and market acceptance of other new and enhanced products. Market acceptance of our products and our credibility with our customers might be diminished if we are delayed in introducing or producing new products or fail to detect software or hardware errors in new products (which frequently occur when new products are first introduced). This could have a material adverse effect on our business, financial condition and results of operations.


OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE

  To remain competitive, we must respond to the rapid technological change in our industry by developing, manufacturing and selling new products and technology and improving our existing products and technology. Our market is characterized by:

  -  Rapid technological change,

  -  Changes in customer requirements and preferences,

  -  Frequent new product introductions and

  -  The emergence of new industry standards and practices.

  These factors could cause our sales to decrease or render our current products obsolete. Our success will depend upon our ability to:

  -  Create improvements on and enhancements to our existing products,

  - Develop, manufacture and sell new products to address the increasingly sophisticated and varied needs of our current and prospective customers,

  - Respond to technological advances and emerging industry standards and practices on a cost effective and timely basis and

  -  Increase market acceptance of our products.

  Failure to meet these objectives or to adapt to changing market conditions or customer requirements could have a material adverse effect on our business, financial condition and results of operations.


OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH OF THE INTERNET

  A significant portion of our revenues comes from telecommunications carriers, telecommunications equipment manufacturers and other customers that rely upon the growth of the Internet. Our future results of operations substantially depend on the continued acceptance and use of the Internet as a medium for commerce and communication. Rapid growth in the use of and interest in the Internet and online services is a recent phenomenon. Our business could be harmed if this rapid growth does not continue or if the rate of technological innovation, deployment or use of the Internet slows or declines. The growth and development of the market for Internet-based services may prompt the introduction of new laws and regulations. Laws may impose additional burdens on those companies that conduct business online and could decrease the expansion of the use of the Internet. A decline in the growth of the Internet could decrease demand for our products and services or increase our cost of doing business and could have material adverse effects on our business, financial condition and results of operations.


OUR INDUSTRY IS EXTREMELY COMPETITIVE AND SUCH COMPETITION MAY NEGATIVELY AFFECT OUR BUSINESS

  The market for our products is intensely competitive and is subject to rapid technological change, frequent product introductions with improved performance, competitive pricing and shifting industry standards. We believe that the principal factors on which we compete include:

  -  Product performance,

  -  Product quality,

  -  Product reliability,

  -  Value,

  -  Customer service and support and

  -  Length of operating history, industry experience and name recognition.

  We believe that there are five principal competitors that currently offer products that compete with the Network Information Computer, including Acterna, Agilent, Anritsu, NetTest and Tektronix. Although there are several companies that offer network monitoring and test instruments, including Acterna, Agilent, Gnubi and Spirent, the NAA product line is the only one to offer a comprehensive solution across WDM and DWDM networks. We are aware of certain companies that are also developing equipment to monitor lightwave transmissions but at this point they have yet to offer a complete DWDM solution. Many of our competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources. In addition, a number of these competitors have long established relationships with our customers and potential customers. We expect that competition will increase in the future and that new competitors will enter the market for most, if not all, of the products we will offer. Increased competition could reduce our profit margins and cause us to lose or prevent us from gaining market share. Any of these events could have a material adverse effect on our business, financial condition and results of operation.


WE ARE DEPENDENT ON A LIMITED NUMBER OF MAJOR CUSTOMERS AND A DECREASE IN ORDERS FROM ANY MAJOR CUSTOMER COULD DECREASE OUR REVENUES

  For the year ended December 31, 2001, our largest customer, Level 3 Communications, accounted for approximately 12% of total sales. For the years ended December 31, 2000 and 1999, our largest customer, Telogy, accounted for approximately 15% and 21% of total sales, respectively. For the year ended December 31, 1999, one additional customer, Technology Rental Services, accounted for 18% of total sales. No other customer accounted for sales of 10% or more during those years. There can be no assurance regarding the amount or timing of purchases by any customer in any future period and business fluctuations affecting our customers have affected and will continue to affect our business.

  Our success is dependent upon our ability to broaden our customer base and to obtain orders from additional original equipment manufacturers to increase our level of sales. None of our customers has a written agreement with us that obligates them to purchase additional products. If one or more of our major customers decide not to purchase additional products or cancels orders previously placed, our net sales could decrease which could have a material adverse effect on our business, financial condition and results of operations.


WE ARE DEPENDENT ON CONTRACT MANUFACTURERS AND SOLE AND LIMITED SOURCE SUPPLIERS WHICH COULD ADVERSELY AFFECT OUR OPERATIONS

  In January 2002, we implemented a new outsourcing strategy with a tier-one contract manufacturer to provide product assembly, direct order fulfillment, design for manufacturability and product cost improvement services for all our Network Information Computer and Network Access Agents products. Failure to smoothly and successfully implement this strategy could interrupt our operations and adversely impact our ability to manufacture our products. In the event our relationship with our contract manufacturer abruptly terminated for any reason, we could have difficulty obtaining and implementing a new contract manufacturer which would disrupt our ability to manufacture our products, book sales and fulfill customer orders.

  We currently utilize several key components used in the manufacture of our products from a sole-source or limited sources. We utilize certain laser and laser amplifier components, power supplies, touch-screen sensors, single-board computers and SONET overhead terminators used in the Network Information Computer and the Network Access Agent from a single or a limited number of suppliers. We purchase a filter, a controller board and an interface board from a single or limited number of suppliers for the Network Access Agent. We are currently attempting to qualify certain additional suppliers for certain of the sole-sourced components. The loss of any of these key components could seriously disrupt our operations.

  We forecast product sales quarterly and order materials and components based on these forecasts. Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, purchase terms and demand for a component at a given time. We may have excess or inadequate inventory of certain materials and components if actual orders vary significantly from forecasts.

  In the past, there have been industry-wide shortages in some of the optical components used in our Network Information Computers and Network Access Agents. If such shortages arise again, our suppliers may be forced to allocate available quantities among their customers and we may not be able to obtain components and material on the schedule we require, if at all. These shortages could lead to delays in shipping our products to our customers. Delayed shipping to our customers could significantly harm our business. If prices of these components increase significantly, our margins on our products will decrease.


OUR  PRODUCTS  MAY  NOT  CONTINUE  TO  MEET  CHANGING  REGULATORY  AND INDUSTRY
STANDARDS

  Our products must meet industry standards and regulations which are evolving as new technologies are deployed. In the United States, our products must comply with various regulations promulgated by the Federal Communications Commission, and Underwriters Laboratories as well as industry standards established by the American Standards Institute and other organizations. Internationally, our products must comply with standards established by the European Union and communication authorities in other countries as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. Some of our planned products may be required to be certified by Bell Communications Research in order to be commercially viable. The failure of the our products to comply, or delays in compliance, with the various existing and evolving and regulations could prevent us from selling our products in certain markets which could have a material adverse effect on our business, financial condition and results of operations.


WE MAY NOT BE ABLE TO ACHIEVE SUSTAINED OPERATING PROFITABILITY

  We shipped our first product, the Network Information Computer, in February 1996, and have shipped only limited quantities of our second product, the Network Access Agent. We have incurred substantial costs, including costs to:

  - Develop and enhance our technology and products,

  - Develop our engineering, production and quality assurance operations,

  - Recruit and train sales, marketing and customer service groups and

  - Build administrative and operational support organizations.

  Our accumulated net losses totaled approximately $6.4 million as of December 31, 2001. We anticipate that our losses will continue through 2002 as we create and introduce new products and technologies and develop additional distribution channels. We expect that any related increases in revenues will lag behind these cost increases for the foreseeable future. If we cannot sustain operating profitability or positive cash flow from operations, we may not be able to meet our cash and working capital requirements. This would have a material adverse effect on our business, financial condition and results of operations.


WE ARE DEPENDENT ON KEY PERSONNEL

  Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not maintain key man life insurance covering our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team. The Company has had significant turnover of its executive officers in the past and could continue to have problems retaining and recruiting executive officers in the future. In October 2001, the Company's former Chief Financial Officer and Secretary, Steven Grant, resigned and in January 2002, the Company's former Chairman of the Board, President and Chief Executive Officer, Gerry Chastelet, resigned. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.


OUR PRINCIPAL STOCKHOLDER HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY

  As of March 4, 2002, Dr. Bryan J. Zwan, the Company's chairman of the board, president and chief executive officer, beneficially owned approximately 60% of the outstanding shares of our common stock (including approximately 7.4 million shares, or 24%, which are subject to forward sales agreements). Dr. Zwan has the ability to cause a change of control of the board of directors of Digital Lightwave by electing candidates of his choice to the board at a stockholder meeting, approve or disapprove any matter requiring stockholder approval and has significant influence over our affairs, including the power to cause, delay or prevent a change in control or sale of the Company.


WE ARE DEPENDENT ON PROPRIETARY TECHNOLOGY

  Our success and our ability to compete depend upon our proprietary technology that we protect through a combination of patent, copyright, trade secret and trademark law. As of March 4, 2002, we have five issued patents relating to the Network Information Computer and Network Access Agent in the United States. We have filed continuation applications for each of these issued patents. Currently we have four patents pending relating to our technology. We cannot assure you that the patents for which we have applied or intend to apply will be issued or that the steps that we take to protect our technology will be adequate to prevent misappropriation. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Our growth strategy includes a plan to expand our presence in international markets and the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.

  We generally enter into non-disclosure agreements and proprietary information and invention agreements with our employees and suppliers and limit access to and distribution of our proprietary information. It may be possible for third parties to copy or otherwise obtain and use our technology without authorization despite these precautions.

  We may either license our proprietary rights to third parties or license certain technologies from third parties for use in our products. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We believe that our technology does not infringe on the proprietary rights of others and we have not received any notice of claimed infringements. However, third parties may assert infringement claims against us in the future that may or may not be successful. We could incur substantial costs regardless of the merits of the claims if we must defend ourselves or our customers against such claims. Parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products and could obtain an award of substantial damages. We may be required to obtain one or more licenses from third parties, including our customers in the event of a successful claim of infringement against us. Any such claim could have a material adverse effect on our business, financial condition and results of operations.


THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE

  The market price of our common stock has been and is likely in the future to be highly volatile. Our common stock price may fluctuate significantly in response to factors such as:

-    Quarterly variations in our operating results,

-    Announcements of technological innovations,

-    New product introductions by us or our competitors,

-    Competitive activities,

- Changes in earnings estimates by analysts or our failure to meet such earnings estimates,

-    Announcements   by   us   regarding  significant  acquisitions,  strategic
     relationships or capital expenditure commitments,

-    Additions or departures of key personnel,

- Issuance of convertible or equity securities for general or merger and acquisition purposes,

-    Changes  in  federal,  state  or   foreign   regulations   affecting   the
     telecommunications industry,

-    General market and economic conditions and

-    Defending significant litigation.

  The stocks of technology companies have experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. Factors like this could have a material adverse effect on our business, financial condition and results of operations.


THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES PURSUANT TO FUTURE SALES CONTRACTS COULD DEPRESS THE PRICE OF OUR STOCK

  Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 4, 2002, 31,344,710 shares of common stock were outstanding. Of these shares, 19,786,967 were eligible for sale in the public market without restriction (including 7,415,000 million held by Dr. Zwan that are subject to forward sales agreements). The remaining 11,557,743 shares of outstanding common stock were held by Dr. Zwan, our majority stockholder, and other company insiders. As an "affiliate" (as defined under Rule 144, under the Securities Act ("Rule 144") of Digital Lightwave, Dr. Zwan may only sell his shares of common stock in the public market in compliance with the volume limitations of Rule 144.


SOME ANTI-TAKEOVER PROVISIONS MAY AFFECT THE PRICE OF OUR COMMON STOCK

  Our Board of Directors has the authority to issue up to 20,000,000 shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by our stockholders. The rights of the holders and the market value of our common stock may be adversely affected by the rights of the holders of any series of preferred stock that may be issued in the future. Some provisions of our certificate of incorporation, our bylaws and Delaware law could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock even if doing so would be beneficial to our stockholders. These include provisions that prohibit stockholders from taking action by written consent and restrict the ability of stockholders to call special meetings.


THE COMPANY IS EXPOSED TO VARIOUS RISKS RELATED TO LEGAL PROCEEDINGS OR CLAIMS

  The Company has been, currently is, or in the future may be involved in legal proceedings or claims regarding employment law issues, contractual claims, securities laws violations and other matters (See Item 3. Legal Proceedings). These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to prosecute or defend and could divert management's attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings. The Company has incurred and may continue to incur significant litigation expenses associated with legal proceedings and claims, which have and could continue to have a material adverse effect on our business, financial condition and results of operations.


ITEM 2.  PROPERTIES

  Our corporate headquarters and production and shipping facilities are located in an approximately 92,000 square foot, three-story concrete and steel building at 15550 Lightwave Drive, Clearwater, Florida. We currently lease the building space from Lightwave Drive LLC, a limited partnership. The lease expires in November 2008 and may be extended by the company for up to two (2) five-year periods.


ITEM 3.  LEGAL PROCEEDINGS

   On November 23, 1999, Seth P. Joseph, a former officer and director of the Company commenced arbitration proceedings against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute and breach of an indemnification agreement and the Company bylaws. As relief, Mr. Joseph sought $500,000, attorneys' fees, interest and stock options for 656,666 shares of the Company's Common Stock exercisable at a price of $5.25 per share. The Company filed an answer denying Mr. Joseph's allegations and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph seek repayment of loans totaling approximately $113,000 plus interest. Mr. Joseph subsequently dismissed without prejudice all of his claims other than his claim under the whistleblower statue. The arbitration hearing on Mr. Joseph's whistleblower claim and the Company's counterclaims concluded on October 5, 2001. The parties submitted proposed findings to the arbitrator on October 17, 2001. As part of his proposed findings, Mr. Joseph sought an award of $48 million and attorneys' fees and costs. On November 9, 2001, the Company was notified of the arbitrator's decision that awarded Mr. Joseph the sum of approximately $3.7 million and attorneys' fees and costs. On December 20, 2001, the arbitrator issued a corrected award and awarded Mr. Joseph the sum of $3.9 million and attorneys' fees and costs in amounts yet to be determined. On January 23, 2002, Mr. Joseph filed a motion seeking the award of $1.1 million in attorneys' fees, costs and interest thereon.

  On December 26, 2001, the Company filed a petition to vacate or modify the arbitration award in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida, in an action entitled Digital Lightwave, Inc.
v. Seth P. Joseph,  Case  No.  01-9010C1-21.   The  Company filed an amended
petition on December 26, 2001, following the corrected arbitration award. Subsequently, Mr. Joseph filed a cross-motion to confirm the arbitration award. Oral argument on the Company's petition and Mr. Joseph's cross-motion was heard by the Court on February 27, 2002. On March 7, 2002, the court announced that it will deny the Company's petition to vacate the arbitration award. The Company intends to appeal the decision. The Company has recorded an accrual of $4.1 million related to this arbitration for the year ended December 31, 2001. The Company believes its petition is meritorious and intends to pursue the petition vigorously. There can be no assurance that the action will not have a material adverse effect on the Company.

   In January 2002, an employee  terminated  as  part  of the Company's October
2001 restructuring initiatives discussed in Note 12 of the Consolidated Financial Statements -- Restructuring Charges, filed a lawsuit claiming the Company wrongly discharged him and has withheld commission payments due him. The suit does not seek a specified amount of damages, but does claim that the 2001 compensation plan presented to him in October 2001 unfairly lowered his salary. The plaintiff seeks attorneys' fees, interest and punitive damages to be assessed by the court. The suit was not properly filed with the court so the Company does not have a deadline to respond. It is expected that the plaintiff will refile the action and the Company will have thirty days to respond to the complaint. The Company has accrued the estimated costs to defend this action in the restructuring charges discussed in Note 12 of the Consolidated Financial Statements -- Restructuring Charges.

   The Company from time to time is involved in various other lawsuits and actions by third parties arising in the ordinary course of business. The
Company is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the annual meeting of stockholders of the Company on October 26, 2001, the stockholders voted on two proposals. The first was a proposal to elect Gerry Chastelet, Gerald A. Fallon, Dr. William F. Hamilton, Robert F. Hussey and Dr. Bryan J. Zwan as directors of the Company. The following table sets forth the votes in such election:

     DIRECTOR                                   VOTES FOR    VOTES WITHHELD
     --------                                   ---------    --------------
     Gerry Chastelet........................... 29,223,541        96,131
     Gerald A. Fallon.......................... 29,230,028        89,644
     Dr. William F. Hamilton................... 29,216,920       102,752
     Robert F. Hussey.......................... 29,217,536       102,136
     Dr. Bryan J. Zwan......................... 29,198,304       121,368

     The    second    was    a   proposal   to   ratify   the   selection    of
PricewaterhouseCoopers LLP as the Company's independent auditor for the fiscal year ending December 31, 2001:

     NUMBER OF SHARES:

     Voted For............................................29,250,029
     Voted Against........................................    48,445
     Abstentions..........................................    21,198






                     EXECUTIVE OFFICERS OF THE REGISTRANT

The following table and notes set forth information about the Company's four executive officers:

NAME                  AGE       POSITION

Dr. Bryan J. Zwan (1) 54        Chairman, President and Chief Executive Officer

Mark E. Scott (2)     48        Vice President, Finance, Chief Financial
                                Officer and Secretary

James Green (3)       51        Chief Operating Officer

Dr. Glenn Dunlap (4)  58        Chief Strategy Officer

___________________________

  (1)Dr. Zwan founded the Company in October 1990 and served as Chairman of the Board from its inception until July 1999. In addition, Dr. Zwan served as the Company's Chief Executive Officer from the Company's inception until December 31, 1998 and served as its President from inception until March 1996 and from October 1996 until December 31, 1998. He was re-appointed Chairman of the Board, Chief Executive Officer and President on January 23, 2002. Dr. Zwan holds a Ph.D. in Space Physics from Rice University and B.S. degrees in Physics and Chemistry from the University of Houston.

  (2)Mr. Scott currently serves as Vice President, Finance, Chief Financial Officer and Secretary and joined the Company in January 2002. Prior to joining the Company, Mr. Scott served as Chief Financial Officer of Network Access Solutions Corporation, a publicly-traded broadband solutions provider headquartered in Herndon, Virginia. Prior to Network Access Solutions, Mr. Scott was the Vice President, Finance and Chief Financial Officer of Teltronics, Inc., a Sarasota, Florida-based international manufacturer of telephone switching systems and software. Before that, he served as Vice President, Finance and Controller of Protel, Inc., a global telecommunications company. Mr. Scott has also held various senior financial management positions at RHM Holdings, Inc.

  (3)Mr. Green currently serves as Chief Operating Officer. He joined the Company in August 1999 as a consultant. Prior to joining the Company, Mr. Green served as the CEO of Trillium Industries from October 1995 to April 1999. Prior to that, Mr. Green served as Vice President--Operations for the MATCO Electronics Group from April 1993 to October 1995. Mr. Green is APICS Certified and also holds a CPM Certification.

  (4)Dr. Dunlap currently serves as Chief Strategy Officer and joined the Company in February 2001. Dr. Dunlap has an extensive background in telecommunications and microelectronics. Prior to joining the Company, he served as Chairman, President and Chief Executive Officer of Wandel & Goltermann ATE Systems, a manufacturer of telecommunications test systems, from February 1996 to February 2001. Prior to that, Dr. Dunlap served as Vice President of the Electronics Technologies Division at MCNC, from February 1992 to August 1995. Dr. Dunlap has an MS and Ph.D. in Engineering from Arizona State University, and a BS in Aeronautics and Mathematics, also from Arizona State University.
#

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

                               COMMON STOCK
                       --------------------------
                         HIGH               LOW
                       ---------         ---------
2000
1st Quarter            $150.0000         $ 44.5000
2nd Quarter            $104.8750         $ 26.1870
3rd Quarter            $125.0000         $ 63.0000
4th Quarter            $ 76.3750         $ 25.4370
2001
1st Quarter            $ 52.8125         $ 17.1875
2nd Quarter            $ 56.0300         $ 12.8125
3rd Quarter            $ 33.8000         $  9.8100
4th Quarter            $ 11.8400         $  5.4000

  On March 4, 2002, the closing price of the Company's Common Stock was $5.62. As of March 4, 2002, there were approximately 594 holders of record of the Company's Common Stock.


DIVIDEND POLICY

  The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future. The Company anticipates that any earnings in the near future will be retained for the development and expansion of its business. Certain of the Company's credit facilities require consent from the banks prior to payments of dividends.


RECENT SALES OF UNREGISTERED SECURITIES

  In 1999, the Company entered into a financing agreement with certain investors pursuant to which the Company agreed to issue $3.0 million of 9% Secured Bridge Notes due January 17, 2000. In connection with the financing agreement, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, which was the market price of the stock on the date prior to the issuance of the warrants. The warrants had a term of five years from the date of issuance. The Company agreed to register the warrants and the common stock issuable upon exercise thereof under the Securities Act of 1933. The registration took place on January 7, 2000 and the warrants were subsequently exercised.

  The issuance of securities in this Item 5 was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act as a transaction by an issuer not involving any public offering. The recipients of the securities in such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in such transaction. The recipients were given adequate access to information about the Company.


  During the fiscal year ended December 31, 2001, there were no sales of unregistered securities.

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

                                                                FOR THE YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------------------------------------------------------

                                      2001                 2000                 1999                1998               1997
                                  -------------        -------------       -------------       -------------       -------------
Consolidated Statement of
Operations:
  Net sales                          $    82,780           $  100,675          $    50,474         $   24,191        $     9,081
                                   -------------        -------------        -------------      -------------      -------------
         Gross profit                     51,170               67,438               33,043             14,972              5,957
                                   -------------        -------------        -------------      -------------      -------------
Operating expenses:
  Engineering and development             14,985               14,092               10,204             14,335              5,342
  Selling and marketing                   22,261               15,628               12,724             11,363              5,260
  General and administrative               8,063                7,085                5,240              7,223              3,812
  Restructuring charges                      500 (4)               --                   --              1,018  (1)            --
  Litigation settlements and
       charges                             4,100 (5)               --                   --             11,500  (2)            --
                                   -------------        -------------        -------------      -------------      -------------
         Total operating
           expenses                       49,909               36,805               28,168             45,439             14,414
                                   -------------        -------------        -------------      -------------      -------------
Income (loss) from operations              1,261               30,633                4,875           (30,467)            (8,457)

Other income                               1,545                  770                   78                642              1,767
                                   -------------        -------------        -------------      -------------      -------------
         Net income (loss)         $       2,806        $      31,403        $       4,953      $    (29,825)      $     (6,690)
                                   =============        =============        =============      =============      =============
Income (loss) per share            $        0.09        $        1.06        $        0.18      $      (1.13)      $      (0.25)
                                   =============        =============        =============      =============      =============
Diluted income (loss) per
       share                       $        0.09        $        0.98        $        0.17      $      (1.13)  (3) $      (0.25)(3)
                                   =============        =============        =============      =============      =============
Weighted average shares               30,927,386           29,548,905           26,808,158         26,475,749         26,084,208
Weighted average shares and
  common equivalent shares            32,109,888           31,946,416           29,151,628         26,494,439         27,060,221
Consolidated Balance Sheet Data:
  Cash                             $      51,044        $      30,481        $       7,466      $       3,848       $     24,031
  Working capital                         64,755               58,977               12,913              2,267             32,495
  Total assets                            86,262               78,833               39,998             27,558             44,361
  Total long-term liabilities                809                  854                  498                281                 25
  Stockholders' equity                    74,066               67,369               22,153             12,320             39,419

---------------

(1)Includes non-recurring expense $1.0 million for restructuring charges as described in Form 10-K for the fiscal year ended December 31, 2000.
(2) Includes a charge of $8.5 million made in connection with the settlement of a class action legal proceeding and a one-time charge of $3.0 million made in connection with the settlement of Haney litigation as described in Form 10-K for the fiscal year ended December 31, 2000.
(3)Incremental shares for common stock equivalents are not included in the loss per share calculations due to the anti-dilutive effect.
(4)Includes non-recurring expense of $500,000 for restructuring charges as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and Note 12 of the Consolidated Financial Statements -- Restructuring Charges.
(5)Includes a charge of $4.1 million made in connection with the Seth Joseph arbitration as described under Note 13 of the Consolidated Financial Statements -- Legal Proceedings.
#

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, forecasts and assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. These risks and uncertainties include fluctuations in operating results, changes in the United States and worldwide economy and fluctuations in capital expenditures within the telecommunications industry, our dependence on a limited number of products and uncertainties of the market for our current and planned products, technological change, our dependence on growth of the Internet, competition, our dependence on a limited number of major customers, our dependence on contract manufacturers and suppliers, our products may not continue to meet changing regulatory and industry standards, our ability to achieve sustained operating profitability, our dependence on key personnel, the significant influence of our principal stockholder, our dependence on proprietary technology, the volatility of our market price, the sale of a significant number of our shares pursuant to future sales contracts could depress the price of our stock, the effect that anti-takeover provisions have on the price of our common stock and past and future litigation risks. For a further list and description of such risks and uncertainties, see the reports filed by Digital Lightwave with the Securities and Exchange Commission, including the Company's reports on Form 10-K and 10-Q. Digital Lightwave undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


OVERVIEW

  Digital Lightwave, Inc. provides the global fiber-optic communications industry with products and technology used to develop, install, maintain, monitor and manage fiber optic-based networks. Telecommunications service providers and equipment manufacturers deploy the Company's products to provide quality assurance and ensure optimum performance of advanced optical communications networks and network equipment. The Company's products are sold worldwide to leading and emerging telecommunications service providers, telecommunications equipment manufacturers, equipment leasing companies and international distributors.

  Fiber optics deliver increased network bandwidth for the transmission of voice, video, audio, and data traffic over public and private networks, including the Internet. The Company's products provide the capabilities to cost-effectively deploy and manage fiber-optic networks to address increasing demand for bandwidth. While the technology of optical networking is highly advanced, the Company's products are used to verify that telecommunications products and systems function and perform properly. Specific customer applications of the Company's diagnostic equipment include the qualification of products during manufacturing, the verification of service during network installation and the monitoring and maintenance of deployed networks.

  The Company's two product lines are Network Information Computers and Network Access Agents. Network Information Computers are portable instruments for the installation and maintenance testing of advanced, high-speed networks and transmission equipment. The NIC product family provides diagnostic capabilities for testing the performance of both optical and legacy electrical networks with an array of communications standards and transmission rates. NAAs are unattended, software-controlled, performance monitoring and diagnostic systems permanently installed within optical-based networks. NAAs embed the capabilities of our portable Network Information Computers within a customer's network infrastructure, allowing centralized remote network management.

  The Company's net sales are generated from sales of its products less an estimate for customer returns. We expect that the average selling price ("ASP") of its NIC and its NAA will fluctuate based on a variety of factors, including product configuration, potential volume discounts to customers, the timing of new product introductions and enhancements and the introduction of competitive products. Because the cost of goods sold tends to remain relatively stable for any given product, fluctuations in the ASP may have a material adverse effect on our business, financial condition and results of operations.

  The Company primarily sells its products through a direct sales force to telecommunications service providers and network equipment manufacturers. The Company sells to international markets through international distributor channels with some direct sales and sales support. Sales of our products have tended to be concentrated with a few major customers and we expect sales will continue to be concentrated with a few major customers in the future. For the year ended December 31, 2001, our largest customer, Level 3 Communications, accounted for approximately 12% of total sales. For the years ended December 31, 2000 and 1999, our largest customer, Telogy, accounted for approximately 15% and 21% of total sales, respectively. For the year ended December 31, 1999, one additional customer, Technology Rental Services, accounted for 18% of total sales. No other customer accounted for sales of 10% or more during those years.

  The Company has not entered into long-term agreements or blanket purchase orders for the sale of its products. It generally obtains purchase orders for immediate shipment and other cancelable purchase commitments. The Company does not expect to carry substantial backlog from quarter to quarter in the future. Our sales during a particular quarter are highly dependent upon orders placed by customers during the quarter. Most of our operating expenses are fixed and cannot be easily reduced in response to decreased revenues. Variations in the timing of revenues could cause significant variations in results of operations from quarter to quarter and result in continuing quarterly losses. The deferral of any large order from one quarter to another would negatively affect the results of operations for the earlier quarter. The Company must obtain orders during each quarter for shipment in that quarter to achieve revenue and profit objectives.

  Reduced customer capital expenditures and the overall economic weakness caused the Company to incur net operating losses in the third and fourth quarters of 2001. In October 2001 and January 2002, the Company took certain measures to reduce its future operating costs. These measures included a reduction in force, pay cuts for management and other expense reduction actions. The Company can give no assurance as to whether its revenues will return to previous levels or when it will return to profitability.


CRITICAL ACCOUNTING POLICIES

  We believe that the following accounting policies are critical in that they are important to portrayal of the Company's financial conditions and results and they require difficult, subject and complex judgments that are often the results of estimates that are inherently uncertain:

    *  Revenue recognition and

    * Estimating valuation allowances and accrued liabilities, specifically sales returns and other allowances, the reserve for uncollectible accounts, the reserve for excess and obsolete inventory and assessment of the probability of the outcome of our current litigation.

  Revenue Recognition

    We derive our revenue from product sales. We make certain judgments and estimates used in connection with the revenue recognized in any accounting period. It is likely that material differences would result in the amount and timing of our revenue for any period if we made different judgments or utilized different estimates.

  We recognize revenue from the sale of our products when we believe the following factors have been achieved:

    *  Persuasive evidence of a sales arrangement exists,

    *  The product has been delivered,

    *  The price is fixed and determinable and

    *  Collection of the resulting receivable is reasonably assured.

  We use a binding purchase order as evidence that an arrangement for all sales exist. Sales through our international distributors are evidenced by a master agreement governing the relationship with the distributor. We either obtain an end-user purchase order documenting that an order has been placed with the distributor or proof of delivery to the end user as evidence that an arrangement for sale exists.

  For demonstration units sold to distributors, we use the distributor's binding purchase order as evidence of a sales arrangement.

  For domestic sales, delivery generally occurs when product is delivered to a common carrier. Demonstration units sold to our international distributors are considered delivered when the units are delivered to a common carrier. In the case of shipments to an international distributor that will be resold, delivery occurs when we receive either a copy of the end-user binding purchase order or proof of delivery to the end-user. We provide an allowance for sales returns based on historical experience.

  We assess whether the price associated with our revenue transactions is fixed and determinable and whether or not collection is reasonably assured at the time of the transaction. Our assessment that the price is fixed and determinable is based on the payment terms associated with the transaction. Our standard payment terms for domestic customers are 30 days from the invoice date. Distributor contracts provide standard payment terms of 60 days from the invoice date. We have not offered extended payment terms. We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of an accounts receivable is not reasonably assured, we will defer the amount and recognize revenue at the time collection becomes reasonably assured.

  Our arrangements do not generally include acceptance clauses. However, if an arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

  Sales returns and other allowances, reserve for uncollectible accounts, reserve for excess and obsolete inventory and litigation

  The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

  We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate of the provision for sales returns and other allowances as of December 31, 2001was $0.7 million.

  We also estimate the uncollectability of our accounts receivables. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance was as of December 31, 2001, $7.6 million, net of our estimated reserve for uncollectible accounts of $5.9 million.

  We estimate the amount of excess and obsolete inventory. We consider many factors when making our estimates, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products when evaluating the adequacy of the reserve for excess and obsolete inventory. Our inventory balance as of December 31, 2001, was $16.6 million net of our estimated reserve for excess and obsolete inventory of $3.8 million.

  We estimate the amount of liability the Company may incur as a result of pending litigation. Our estimate of legal liability is uncertain and is based on the size of the outstanding claims and an assessment of the merits of the claims. We accrued $4.1 million for liability resulting from pending litigation as of December 31, 2001. We will assess the potential liability related to our pending litigation and revise our estimates as additional information becomes available.

  We make significant judgments and estimates and assumptions in connection with establishing the amount of sales returns and other allowances, the uncollectability of our account receivables, the amount of excess and obsolete inventory and the amount of liability related to pending litigation during any accounting period. If we made different judgments or used different estimates or assumptions for establishing such amounts, it is likely that our financial results for any period would be materially different.

#

RESULTS OF OPERATIONS

  The following table sets forth certain financial data expressed as a percentage of net sales.

                                                               FISCAL YEAR
                                                           ENDED DECEMBER 31,
                                       -----------------------------------------------------------
                                            2001                   2000                  1999
                                         ----------             ----------            ----------
Net sales                                          100 %                  100 %                100 %
Cost of goods sold                                  38                     33                   35
                                            ----------             ----------           ----------
Gross profit                                        62                     67                   65
Operating expenses:
  Engineering and development expenses              18                     14                   20
  Sales and marketing expenses                      27                     16                   25
  General and administrative expenses               10                      7                   10
  Reorganization charges                             1                     --                   --
  Litigation charge                                  5                     --                   --
                                            ----------             ----------           ----------
          Total operating expenses                  61                     37                   55
                                            ----------             ----------           ----------
Operating income                                     1                     30                   10
Interest income                                      2                      1                    1
Interest expense                                    --                     --                   (1)
Other income (expense),net                          --                     --                   --
                                            ----------             ----------           ----------
Net income                                           3 %                   31 %                 10 %
                                            ==========             ==========           ==========

     -- Represents less than 1% of net sales.


YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

  Net Sales

  Net sales decreased by $17.9 million, or 18%, to $82.8 million from $100.7 million in fiscal 2000. Sales to existing customers for the year represented 90% of sales, or $74.7 million as compared to 71% of sales, or $71.6 million for fiscal 2000. During fiscal 2001, the Company shipped 977 total units (including 47 NAA's) at an ASP of approximately $82,600 compared with 1,463 units (including 70 NAA's) at an ASP of approximately $65,900 for fiscal 2000. The increase in ASP is related to the product mix with increased shipments of higher speed NIC and NAA products.

  International sales for the year ended December 31, 2001, as a percentage of total sales, increased 11%, to 20% of total sales as compared to 9% of total sales in 2000. The majority of these sales were made in the first and second quarters of 2001 as part of the Company's international growth strategy.

  Beginning in the third quarter of 2001, the telecommunications industry experienced a dramatic economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers. Our customers' declining business resulted in a major decrease in sales of our products during the second half of 2001.

Cost of Goods Sold

  Cost of goods sold for the year ended December 31, 2001 decreased by $1.6 million, or 5%, to $31.6 million as compared to $33.2 million in 2000. The decrease in cost of goods sold was due to the reduction in the volume of units sold offset by a $5.2 million charge related to excess and obsolete inventory in 2001.

Gross Profit

  Gross profit for the year ended December 31, 2001 decreased by $16.3 million to $51.1 million as compared to $67.4 million in 2000. Gross margin for the year decreased to 61.8% from 67.0% in 2000. The decrease in gross profit was primarily attributable to lower sales volume combined with a $5.2 million charge for excess and obsolete inventory in 2001.

Engineering and Development

  Engineering  and  development  expenses  principally  include  salaries   for
engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the year ended December 31, 2001 increased by $0.9 million to $15.0 million, or 18% of net sales, from $14.1 million, or 14% of net sales, last year. The dollar increase related to development efforts on the Company's NIC and NAA product lines, principally the NIC Plus product.

Sales and Marketing

  Sales  and  marketing expenses  principally  include  salaries,  commissions, travel, tradeshows, promotional materials, warranty expenses and customer incentive programs. Sales and marketing expenses for the year ended December 31, 2001 increased by $6.7 million to $22.3 million, or 27% of net sales, from $15.6 million, or 16% of net sales in 2000. The dollar increase is directly related to an increase in the provision for uncollectible accounts receivable and an increase in marketing and international travel expenses associated with the increase in international sales. These costs were partially offset by decreased commissions paid on reduced net sales.

  The Company increased the reserve for uncollectible accounts by approximately $5.7 million in 2001. The majority of the reserve related to international accounts with large past due balances. With the current uncertain worldwide economic conditions, the Company determined that these international accounts would be uncollectible. The Company's ability to pursue a cost-effective legal remedy for payment if an account went bankrupt or insolvent was considered to be remote.

General and Administrative

  General and administrative expenses principally include salaries, professional fees, facility rentals, compensation and information systems related to general management functions. General and administrative expenses for the year ended December 31, 2001, increased by $1.0 million to $8.1 million, or 10% of net sales, from $7.1 million, or 7% of net sales, last year.

  The increase relates to increased professional fees relating to various legal
matters,  indemnification  expenses  for  current   and   former  officers  and
directors, employee recruiting, insurance and facilities expenses.

Restructuring Charges

     In October 2001, the Company's board of directors approved a plan to reduce the current workforce by 38 employees and consultants across all departments and instituted temporary executive salary reductions of up to 20%. The overall objective of the initiative was to lower operating costs and improve efficiency.

     All affected employees were terminated in October 2001 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of $500,000 in 2001 related to this cost reduction program. The costs included in the restructuring charge include severance to employees included in the reduction in force, legal costs associated with the cost reduction program and the remaining lease liability on the New Jersey location. The costs are expected to be paid by November 2002. Activity associated with the restructuring charges was as follows:

                                Balance at                               Payments/              Balance at
                                January 1,             Additions         Reductions             December 31,
                                   2001								   2001
                                ------------           -----------       -----------            -------------
                                                                (in thousands)
Severance                       $         --          $        251     $        (172)         $           79
Legal and other expenses                  --                   109               (22)                     87
Lease payments                            --                   140               (22)                    118
                                -------------         -------------     --------------         --------------
                                $         --          $        500     $        (216)         $          284
                                =============         =============     ==============         ==============

  In January 2002, the board of directors approved additional cost reduction initiatives aimed at further reducing operating costs. These included a second reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production for our product lines. All affected employees were terminated in January 2002 and given severance based upon years of service with the Company. The Company expects to take a restructuring charge of approximately $1.3 million in the first quarter of 2002. The total costs associated with the restructuring will be paid by January 2003. These actions, combined with the October initiative, are expected to reduce the Company's operating expenses by approximately $16 million on an annualized basis beginning in the second quarter of 2002.

Litigation Charge

  During 2001,  the  Company  recorded  a charge of $4.1 million related to the
Seth Joseph arbitration case and appeal.   There was no corresponding charge in
2000.

Other Income (Expense)

  Other income for the year ended December 31, 2001 increased by $0.7 million to $1.5 million from $0.8 million last year. This category primarily represents interest earned on invested cash balances.

Net Income

  Net income for the year ended December 31, 2001, decreased by $28.6 million to $2.8 million or $0.09 per diluted share, from a net income of $31.4 million or $0.98 per diluted share in 2000 for the reasons discussed above.


YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

  Net Sales

  Net sales increased by $50.2 million, or 99%, to $100.7 million from $50.5 million in 1999. Sales to existing customers for the year represented 71% of sales, or $71.6 million as compared to 85% of sales, or $43.0 million for 1999. During 2000, the Company shipped 1,463 total units (including 70 NAA's) at an ASP of approximately $65,900 compared with 1,158 units (including 14 NAA's) at an ASP of approximately $41,400 for 1999. The primary increase in ASP is related to product mix with increased sales of higher speed NIC and NAA products.

Cost of Goods Sold

  Cost of goods sold for the year ended December 31, 2000 increased by $15.8 million to $33.2 million as compared to $17.4 million in 1999. The increase in cost of goods sold was due to the increase in the volume of units sold and product mix with increased shipments of higher speed NIC and NAA products.

Gross Profit

  Gross profit for the year ended December 31, 2000 increased by $34.4 million to $67.4 million as compared to $33.0 million in 1999. Gross margin for year increased to 67.0% from 65.5% in 1999. The increase was primarily due to product mix with increased shipments of higher speed NIC and NAA products.

Engineering and Development

  Engineering  and  development   expenses  principally  include  salaries  for
engineering  and  development  personnel,   depreciation   of   production  and
development assets, outside consulting fees and other development expenses. Engineering and development expenses for the year ended December 31, 2000 increased by $3.9 million to $14.1 million, or 14% of net sales, from $10.2 million, or 20% of net sales, last year.

  The dollar increase is related to development efforts for the Company's NIC and NAA product lines.

Sales and Marketing

  Sales and marketing expenses principally include salaries, commissions, travel, tradeshows, promotional material expenses and customer incentive programs. Sales and marketing expenses for the year ended December 31, 2000 increased by $2.9 million to $15.6 million, or 16% of net sales, from $12.7 million, or 25% of net sales, last year.

  The dollar increase is related to higher commissions, travel, marketing and investor relations and employee benefit expenses.

General and Administrative

  General and administrative expenses principally include salaries, professional fees, facility rentals, compensation and information systems related to general management functions. General and administrative expenses for the year ended December 31, 2000 increased by $1.9 million to $7.1 million, or 7% of net sales, from $5.2 million, or 11% of net sales, last year.

  The increase relates to increased legal fees, rental and employee benefit expenses. These items were partially offset by reductions in salary and consulting expenses.

Other Income (Expense)

  Other income for the year ended December 31, 2000 increased by $0.7 million to $0.8 million from $0.1 million last year. This category primarily represents interest earned on invested cash balances.

Net Income

  Net income for the year ended December 31, 2000 increased by $26.4 million to $31.4 million or $0.98 per diluted share, from a net income of $5.0 million or $0.17 per diluted share in 1999.

INCOME TAXES

  As of December 31, 2001, the Company had net operating loss carry forwards of
approximately  $245  million for tax purposes.   Our  loss  carryforwards  will
expire between the years 2009 and 2021.

  The major components of the net operating loss carry forwards are as follows:

  * Tax deductions of $118 million related to the exercise of non-qualified stock options,

  * A ruling from the Internal Revenue Service regarding an additional deduction related to securities litigation costs that resulted in a $127 million increase to the Company's net operating loss carryforward.

  The Company has recorded a valuation allowance against the deferred tax assets resulting from the net operating loss as it has determined that it is more likely than not that the deferred tax assets will not be realized. The benefit associated with the net operating loss will be reported as an increase in additional paid-in capital and will not be recognized in the Company's Consolidated Statement of Operations when the deferred tax assets are realized.


LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 2001, the Company's cash and cash equivalents were approximately $51.0 million, an increase of $20.5 million from December 31, 2000. As of December 31, 2001, the Company's working capital was approximately $64.8 million as compared to $59.0 million at December 31, 2000. During 2001 and 2000, we reported net income of $2.8 million and $31.4 million, respectively, and cash flows from operations of $20.8 million and $19.8 million, respectively. We had an accumulated deficit of $6.4 million at December 31, 2001.

  During the third and fourth quarters of 2001, we experienced a combined operating loss of $25.6 million and expect to incur operating losses through 2002. Management has taken actions to significantly reduce cost of goods sold, operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues.

  Operating Activities. Net cash provided by operating activities for the year ending December 31, 2001 was $20.8 million. This was primarily the result of a decrease in accounts receivable of $11.7 million, increases in accrued litigation charges of $4.1 million, non-cash expenses consisting primarily of depreciation and amortization of $3.4 million, provision for excess and obsolete inventory of $5.2 million and provision for uncollectible accounts of $6.0 million. These were partially offset by a $9.4 million increase in inventory, accompanied by a decrease in accounts payable and accrued liabilities of $3.6 million.

  Net cash provided by operating activities for the year ending December 31, 2000 was $19.8 million. This was primarily the result of net income of $31.4, accompanied by increases in accounts payable and accrued liabilities of $2.9 million, non-cash expenses of depreciation and amortization of $2.9 million and provision for excess and obsolete inventory of $0.7 million. This was partially offset by increases in accounts receivable of $10.3 million and inventory of $8.0 million.

   Net cash used in operating activities for the year ending December 31, 1999 was $1.6 million. This was primarily the result of increases in accounts receivable of $9.2 million and inventory of $1.2 million and a decrease in accrued litigation charges of $1.1 million. This was partially offset by net income of $5.0 million along with increases in accounts payable and accrued liabilities of $1.4 million, non-cash expenses of depreciation and amortization of $2.5 million and obsolete inventory of $0.4 million.

   Investing Activities. Net cash used in investing activities was $3.5 million, $1.3 million and $1.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Investing activities related to purchases of property and equipment.

  Financing Activities. Net cash provided by financing activities was $3.3 million for the year ended December 31, 2001. This was primarily the result of net proceeds from employee exercises of stock options of $3.9 million. These were partially offset by principal payments on capital lease obligations of $0.7 million.

  Net cash provided by financing activities was $4.5 million for the year ended December 31, 2000. This was primarily the result of net proceeds from employee exercises of stock options of $7.8 million and payments received on leases of $0.3 million. These were partially offset by principal payments on notes payable of $3.0 million and principal payments on capital lease obligations of $0.5 million.

  Net cash provided by financing activities was $7.1 million for year ending December 31, 1999. This was primarily the result of net proceeds from employee exercises of stock options of $3.7 million, payments received on leases of $0.7 million and proceeds from issuance of notes payable of $3.0 million. These were partially offset by principal payments on capital lease obligations of $0.3 million.

  Line of Credit. In October 2000, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation pursuant to which Congress provided the Company with a $10.0 million line of credit. Under the Loan Agreement, the Company is entitled to borrow up to $10.0 million initially bearing interest at prime plus one-half of one percent (.50%), subject to certain borrowing limitations based on amounts of the Company's accounts receivable and inventories. The Loan Agreement expires in November 2002. All indebtedness outstanding under the Loan Agreement is collateralized by substantially all of the Company's assets. Under the terms of the Loan Agreement, the Company is required to maintain certain financial ratios and other financial conditions. The Loan Agreement also prohibits the Company, without prior written consent from Congress, from incurring additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. As of March 4, 2002, the Company had utilized $2.13 million of the $10.0 million available under the credit facility to collateralize a letter of credit required by a lease for office space. A fee for this letter of credit accommodation is assessed at one and one quarter percent (1.25%) per annum. There were no borrowings under this line of credit at December 31, 2001.

  Other Material Commitments. The Company's contractual cash obligations as of December 31, 2001, are summarized (in thousands) in the table below.





                                                         Payable
                                                         during        Payable       Payable
      Contractual Cash Obligations          Total         2002        2003-2005     after 2005
----------------------------------------  ----------   ------------  ------------    ----------
Operating leases                            $ 12,316   $      1,787   $     5,248    $    5,281
Capital lease obligations                        445            435            10            --
Non-cancelable purchase orders                 5,439          5,439            --            --
                                          ----------   ------------  ------------    ----------
Total contractual cash obligations          $ 18,200   $      7,661   $     5,258    $    5,281
                                          ==========   ============  ============    ==========


  The Company continues to consider various financing alternatives, including other equity or debt issuances (the "Financing Sources"). The Company anticipates that its existing cash and cash equivalents and anticipated cash flow from operations together with funds provided from the Financing Sources will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next twelve months. The anticipated cash flow from operations assumes the Company achieves a level of sales that is sufficient to offset expected operating expenses. In the event that these sales levels are not attained, the Company may be required to use its cash reserves to fund operations or supplement its working capital with additional funding or financing alternatives. There can be no assurance, however, that the Company will achieve sufficient sales levels or that adequate additional financing will be available when needed or if available on terms acceptable to the Company.

New Accounting Pronouncements

  In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted. The Company did not make any acquisitions in 2001. With the adoption of Statement No. 142 effective January 1, 2002, goodwill and other indefinite lived intangibles will no longer be amortized to earnings, but will instead be reviewed for impairment by applying a fair-value-based test. The Company had no goodwill recorded at December 31, 2001.

  In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Statement No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not expect the implementation of Statement No. 143 to have a material impact on its financial statements.

  In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement No. 144 develops one accounting model (based on the model in Statement No. 121) for all long-lived assets and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates Accounting Principles Board Opinion No. 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, Statement No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. Statement No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally its provisions are to be applied prospectively. The Company does not expect the implementation of Statement No. 144 to have a material impact on its financial statements.

TREND AND UNCERTAINTIES

   Prior to 2001, we had experienced sequential growth over a five-year period. This growth was attributable primarily to the rapid expansion and substantial installation of fiber optic networks fueled by an unprecedented demand for bandwidth to accommodate exponentially increasing Internet traffic. We participated in that growth as a leading supplier of products that are used in the installation, maintenance and management of fiber optic communication networks.

   During 2001, our industry experienced a dramatic economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers. Our customers' declining business resulted in a major decrease in sales of our products. We do not anticipate a near-term recovery of the fiber optic test equipment market and do not expect the overall capital spending by telecommunication carriers and equipment factors will increase during 2002.

   In January 2002, we announced a program for rescaling our business in response to the current market environment. Specific actions taken as part of our plan include:

   Reducing Cost. We have taken immediate steps during the last two quarters of 2001 and in January of 2002 to reduce costs. These initiatives included a reduction in workforce and expenses that we expect will reduce expenses by approximately $16 million on an annualized basis beginning in the second quarter of 2002.

   With the successful migration of our current product lines to next-generation platforms, we began outsourcing manufacturing activities with Jabil Circuit, Inc. in January of 2002. We expect this to allow us to further reduce operating expenses associated with manufacturing overhead and lower the carrying risks of inventory during economically driven shifts in customer demand.

   Growing Market Share. We are focused on maintaining market leadership with our product lines. We have evaluated our sales efforts to identify opportunities where our account presence can be improved and are working to exploit those opportunities. We expect new applications for our installed product base to be realized with use of new modular add-ons and enhancements. We are expanding our distribution channels to specific global markets.

   Accelerating Product Development. We are escalating our efforts to bring products currently under development to market faster. We are concentrating on the products and technologies that we believe are most important to our customers. We plan to introduce enhancements to our product lines to meet growing international needs and global high-speed data service requirements.

   Expanding into Additional Telecommunications Markets. We are identifying and pursuing specific telecommunication market segments, both domestically and internationally, that we believe will be synergistic with our current business and create opportunities for growth.

We believe that the initiatives outlined will allow us to meet our current customer needs, develop new opportunities and position the Company for a market recovery.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are not exposed to fluctuations in currency exchange rates because all of our services are invoiced in U.S. dollars. We are exposed to the impact of interest rate changes on our short-term cash investments, consisting of U.S. Treasury obligations and other investments in respect of institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to our investment income.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS


                                                          PAGE
                                                   ------------------
FINANCIAL STATEMENTS
Report of Independent Certified Public Accountants         30
Consolidated Balance Sheets                                31
Consolidated Statements of Operations                      32
Consolidated Statements of Stockholders' Equity            33
Consolidated Statements of Cash Flows                      34
Notes to Consolidated Financial Statements               35-46
FINANCIAL STATEMENT SCHEDULE
Schedule II -- Valuation and qualifying accounts           50

#

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Digital Lightwave, Inc. and its subsidiaries

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Digital Lightwave, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PRICEWATERHOUSECOOPERS LLP


Tampa, Florida
January 29, 2002

#

                            DIGITAL LIGHTWAVE, INC.

                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   DECEMBER 31,             DECEMBER 31,
                                                                                       2001                     2000
                                                                                -----------------        -----------------
                                                            ASSETS
Current assets:
  Cash and cash equivalents                                                     $          51,044         $          30,481
  Accounts receivable, less reserve for uncollectible accounts of $5,900 and
       $250 in 2001 and 2000, respectively                                                  7,638                    25,301
  Inventories, net                                                                         16,565                    13,048
  Prepaid expenses and other current assets                                                   895                       757
                                                                                -----------------         -----------------
          Total current assets                                                             76,142                    69,587
Property and equipment, net                                                                 9,917                     8,910
Other assets                                                                                  203                       336
                                                                                -----------------         -----------------
          Total assets                                                          $          86,262         $          78,833
                                                                                =================         =================
                                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                                      $           7,287         $          10,610
  Accrued litigation charge                                                                 4,100                        --
                                                                                -----------------         -----------------
          Total current liabilities                                                        11,387                    10,610
Long-term liabilities                                                                         809                       854
                                                                                -----------------         -----------------
          Total liabilities                                                                12,196                    11,464
                                                                                -----------------         -----------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.0001 par value; authorized 20,000,000
     shares; no shares issued or outstanding                                                   --                        --
Common stock, $.0001 par value; authorized
     200,000,000 shares; issued and outstanding 31,269,723
     and 30,476,211 shares in 2001 and 2000, respectively                                       3                         3
  Additional paid-in capital                                                               80,511                    76,620
  Accumulated deficit                                                                      (6,448)                   (9,254)
                                                                                -----------------         -----------------
          Total stockholders' equity                                                       74,066                    67,369
                                                                                -----------------         -----------------
          Total liabilities and stockholders' equity                            $          86,262         $          78,833
                                                                                =================         =================















   The accompanying notes are an integral part of these consolidated financial statements.

#

                            DIGITAL LIGHTWAVE, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------------------------
                                                                    2001                  2000                 1999
                                                                ------------          ------------        ------------
Net sales                                                       $     82,780           $   100,675        $     50,474
Cost of goods sold                                                    31,610                33,237              17,431
                                                                ------------          ------------        ------------
Gross profit                                                          51,170                67,438              33,043
                                                                ------------          ------------        ------------
Operating expenses:
  Engineering and development                                         14,985                14,092              10,204
  Sales and marketing                                                 22,261                15,628              12,724
  General and administrative                                           8,063                 7,085               5,240
  Restructuring charges                                                  500                    --                  --
  Litigation charge                                                    4,100                    --                  --
                                                                ------------          ------------        ------------
          Total operating expenses                                    49,909                36,805              28,168
                                                                ------------          ------------        ------------
Operating income                                                       1,261                30,633               4,875
                                                                ------------          ------------        ------------
Other income (expense):
  Interest income                                                      1,592                 1,093                 341
  Interest expense                                                       (56)                 (112)               (252)
  Other income (expense), net                                              9                  (211)                (11)
                                                                ------------          ------------        ------------
          Total other income                                           1,545                   770                  78
                                                                ------------          ------------        ------------
Income before income taxes                                             2,806                31,403               4,953
Provision for income taxes                                                --                    --                  --
                                                                ------------          ------------        ------------
          Net income                                            $      2,806          $     31,403        $      4,953
                                                                ============          ============        ============
Per share of common stock:
  Net income per share                                          $       0.09          $       1.06        $       0.18
                                                                ============          ============        ============
  Diluted income per share                                      $       0.09          $       0.98        $       0.17
                                                                ============          ============        ============
  Weighted average common shares outstanding                      30,927,386            29,548,905          26,808,158
                                                                ============          ============        ============
  Weighted average common and common equivalent shares
     outstanding                                                  32,109,888            31,946,416          29,151,628
                                                                ============          ============        ============















   The accompanying notes are an integral part of these consolidated financial statements.

#

                            DIGITAL LIGHTWAVE, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  COMMON STOCK                ADDITIONAL
                                        -------------------------------         PAID-IN          ACCUMULATED
                                           SHARES            AMOUNT             CAPITAL            DEFICIT             TOTAL
                                       ---------------   ---------------    ---------------   -----------------   ---------------
Balance, January 1, 1999                    26,535,332   $             3        $    57,927   $        (45,610)   $        12,320
  Issuance of common stock                   1,120,771                --              4,863                 --              4,863
  Issuance of options to non-employee               --                --                 13                 --                 13
  Issuance of stock warrants                        --                --                  4                 --                  4
  Net income                                        --                --                 --              4,953              4,953
                                        --------------    --------------     --------------     --------------     --------------
Balance, December 31, 1999                  27,656,103                 3             62,807            (40,657)            22,153
  Issuance of common stock                   2,820,108                --             14,077                 --             14,077
  Cost associated with exercise of
     warrants                                       --                --              (264)                 --               (264)
  Net income                                        --                --                 --             31,403             31,403
                                        --------------    --------------     --------------     --------------     --------------
Balance, December 31, 2000                  30,476,211                 3             76,620             (9,254)            67,369
  Issuance of common stock                     793,512                --              3,891                 --              3,891
  Net income                                        --                --                 --              2,806              2,806
                                        --------------    --------------     --------------     --------------     --------------
Balance, December 31, 2001                  31,269,723    $            3     $       80,511      $      (6,448)    $       74,066
                                        ==============    ==============     ==============     ==============     ==============








   The accompanying notes are an integral part of these consolidated financial statements.
#

                            DIGITAL LIGHTWAVE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------------------
                                                                             2001                2000              1999
                                                                        --------------      --------------    --------------
Cash flows from operating activities:
  Net income                                                            $        2,806      $     31,403      $      4,953
  Adjustments to reconcile net income  to cash
     provided (used) by operating activities:
     Depreciation and amortization                                               3,399             2,877             2,524
     Loss on disposal of property                                                   38               168                19
     Provision for uncollectible accounts                                        5,971               161               215
     Provision for excess and obsolete inventory                                 5,167               700               397
     Restructuring charges                                                         500                --                --
  Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                 11,655           (10,315)           (9,168)
     Increase in inventories                                                    (9,380)           (7,961)           (1,246)
     (Increase) decrease in prepaid expenses and other assets                       89              (100)              424
     Increase (decrease) in accounts payable and accrued liabilities            (3,583)            2,860             1,364
     Increase (decrease) in accrued litigation charges                           4,100                --            (1,064)
                                                                        --------------    --------------    --------------
          Net cash provided (used) by operating
            activities                                                          20,762            19,793            (1,582)
                                                                        --------------    --------------    --------------
Cash flows from investing activities:
  Increase in notes receivable                                                    (200)               --                --
  Purchases of property and equipment                                           (3,259)           (1,326)           (1,888)
                                                                        --------------    --------------    --------------
          Net cash used by investing activities                                 (3,459)           (1,326)           (1,888)
                                                                        --------------    --------------    --------------
Cash flows from financing activities:
  Proceeds from notes payable                                                       --                --             3,000
  Principal payments on notes payable                                               --            (3,000)               --
  Principal payments on capital lease obligations                                 (668)             (547)             (307)
  Payments received from lease receivables                                          37               249               708
  Proceeds from sale of common stock, net of expense                             3,891             7,846             3,687
                                                                        --------------    --------------    --------------
          Net cash provided by financing activities                              3,260             4,548             7,088
                                                                        --------------    --------------    --------------
Net increase in cash and cash equivalents                                       20,563            23,015             3,618
Cash and cash equivalents at beginning of period                                30,481             7,466             3,848
                                                                        --------------    --------------    --------------
Cash and cash equivalents at end of period                              $       51,044    $       30,481    $        7,466
                                                                        ==============    ==============    ==============
Other supplemental disclosures:
  Cash paid for interest                                                $           56    $          181    $          183
Non-cash investing and financing activities:
  Capital lease obligations incurred                                    $          358    $          461    $          722
  Accounts receivable related to capital leases                         $            -    $            -    $          270
  Issuance of common stock pursuant to litigation
     settlement (Note 13)                                               $            -    $        6,231    $        1,194










   The accompanying notes are an integral part of these consolidated financial statements.
#

                            DIGITAL LIGHTWAVE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

  Digital Lightwave, Inc. (the "Company") designs, develops and markets a portfolio of portable and network based products for installing, maintaining and monitoring fiber optic circuits and networks. Network operators and telecommunications service providers use fiber optics to provide increased network bandwidth to transmit voice and other non-voice traffic such as Internet, data and multimedia video transmissions. The Company provides telecommunications service providers and equipment manufacturers with product capabilities to cost-effectively deploy and manage fiber optic networks to address the rapidly increasing demand for bandwidth. The Company's wholly-owned subsidiaries are Digital Lightwave Leasing Corporation ("DLLC") and Digital Lightwave (UK) Limited ("DLL"). DLLC provided financing for the purchase of the Company's product in the form of capital leases as well as equipment rental to the Company's customers. On December 31, 2001, DLLC had no outstanding leases and was dissolved. Its remaining assets were transferred to the Company. DLL provides international sales support. All significant intercompany transactions and balances are eliminated in consolidation.

CASH EQUIVALENTS

  The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

INVENTORIES

  Inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

  The Company's property and equipment, including certain assets under capital leases, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of 5 to 7 years or over the lesser of the term of the lease or the estimated useful life of assets under capital lease or improvements made to leased property. Maintenance and repairs are expensed as incurred while renewals and improvements are capitalized. The accounts are relieved of the cost and the related accumulated depreciation and amortization upon the sale or retirement of property and equipment and any resulting gain or loss is included in the results of operations.

  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no fixed asset impairments in 2001 and 2000.

ACCRUED WARRANTY

  The Company provides the customer a warranty with each product sold and accrues warranty expense based upon historical data. Warranty costs are charged against the accrual when incurred. At December 31, 2001, the total accrued warranty expense of $1,550,000 was comprised of current accrued warranty of $750,000 and accrued long-term warranty of $800,000.

REVENUE RECOGNITION

  The Company derives its revenue from product sales. The Company recognizes revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured.

  For all sales, the Company uses a binding purchase order as evidence that a sales arrangement exists. Sales through international distributors are evidenced by a master agreement governing the relationship with the distributor. The Company either obtains an end-user purchase order documenting the order placed with the distributor or proof of delivery to the end user as evidence that a sales arrangement exists. For demonstration units sold to distributors, the distributor's binding purchase order is evidence of a sales arrangement.

  For domestic sales, delivery generally occurs when product is delivered to a common carrier. Demonstration units sold to international distributors are considered delivered when the units are delivered to a common carrier. In the case of shipments to an international distributor that will be resold, delivery occurs when the Company receives either a copy of the end-user binding purchase order or proof of delivery to the end-user. An allowance is provided for sales returns based on historical experience.

  At the time of the transaction, the Company assesses whether the price associated with its revenue transactions is fixed and determinable and whether or not collection is reasonably assured. The Company assesses whether the price is fixed and determinable based on the payment terms associated with the transaction. Standard payment terms for domestic customers are 30 days from the invoice date. Distributor contracts provide standard payment terms of 60 days from the invoice date. The Company does not offer extended payment terms.

  The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. Collateral is not requested from customers. If it is determined that collection of an accounts receivable is not reasonably assured, the amount of the accounts receivable is deferred and revenue recognized at the time collection becomes reasonably assured.

  Most sales arrangements do not generally include acceptance clauses. However, if a sales arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

DEFERRED REVENUE

  Deferred revenue represents amounts billed and collected from customers in advance of shipment or amounts billed and collected from distributors prior to the distributor's sale of the goods. Revenue is subsequently recognized at the date of shipment or, in the case of distributor sales, at the time the distributor ships the product to the end user.

RESEARCH AND DEVELOPMENT

  Software and product development costs are included in engineering and development and are expensed as incurred. Capitalization of certain software development costs occurs during the period following the time that technological feasibility is established until general release of the product to customers. The capitalized cost is then amortized over the estimated product life. To date, the period between achieving technological feasibility and the general release to customers has been short and software development costs qualifying for capitalization have been insignificant.

INCOME TAXES

  The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the consolidated financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides for a valuation allowance for the deferred tax assets when it concludes that it is more likely than not that the deferred tax assets will not be realized.

#

COMPUTATION OF NET INCOME PER SHARE

  Basic net income per share is based on the weighted average number of common shares outstanding during the periods presented. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

                                                         For The Year Ended December 31,
                                              -----------------------------------------------------
                                                    2001               2000              1999
                                               --------------     --------------    --------------
Basic:
  Weighted average common shares outstanding       30,927,386         29,548,905        26,808,158
                                               --------------     --------------    --------------
          Total basic                              30,927,386         29,548,905        26,808,158
Diluted:
  Incremental shares for common stock
     equivalents                                    1,182,502          2,397,511         2,343,470
                                               --------------     --------------    --------------
          Total dilutive                           32,109,888         31,946,416        29,151,628
                                               ==============     ==============    ==============

CONCENTRATIONS OF CREDIT RISK

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of December 31, 2001, 2000, and 1999, substantially all of the Company's cash balances, were deposited with high quality financial institutions. During the normal course of business, the Company extends credit to customers conducting business primarily in the telecommunications industry both within the United States and internationally.

   For the year ended December 31, 2001, the Company's largest customer accounted for approximately 12% of total sales. For the years ended December 31, 2000 and 1999, the Company's largest customer, accounted for approximately 15% and 21% of total sales, respectively. For the year ended December 31, 1999, one additional customer accounted for 18% of total sales. No other customers accounted for sales of 10% or more during those years.

  The Company sells its products in both domestic and international markets. Domestic sales represented approximately 80%, 91% and more than 99% of annual net sales for the years ending 2001, 2000 and 1999 respectively. International sales represented approximately 20%, 9% and less than 1% of annual net sales for the years ending 2001, 2000 and 1999 respectively.

USE OF ESTIMATES

  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

SEGMENT REPORTING

  As of December 31, 2001, the Company was not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operated in one operating segment and reported only certain enterprise-wide disclosures.

NEW ACCOUNTING PRONOUNCEMENTS

  In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. Use of the pooling-of-interests method is no longer permitted. The Company did not make any acquisitions in 2001. With the adoption of Statement No. 142 effective January 1, 2002, goodwill and other indefinite lived intangibles will no longer be amortized to earnings, but will instead be reviewed for impairment by applying a fair-value-based test. The Company had no goodwill recorded at December 31, 2001.

  In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Statement No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not expect the implementation of Statement No. 143 to have a material impact on its financial statements.

  In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Statement No. 144 develops one accounting model (based on the model in Statement No. 121) for all long-lived assets and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates Accounting Principles Board Opinion No. 30's requirement that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, Statement No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (i) can be distinguished from the rest of the entity and (ii) will be eliminated from the ongoing operations of the entity in a disposal transaction. Statement No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and generally its provisions are to be applied prospectively. The Company does not expect the implementation of Statement No. 144 to have a material impact on its financial statements.

RECLASSIFICATIONS

  Certain prior year amounts have been reclassified to conform with the 2001 presentation.


2. INVENTORIES

  Inventories at December 31, 2001 and 2000 are summarized as follows:

                                                  2001            2000
                                              ------------    ------------
                                                     (IN THOUSANDS)
Raw materials                                 $      9,341    $      8,598
Work-in process                                      6,417           4,657
Finished goods                                       4,640             221
Provision for excess and obsolete inventory         (3,833)           (428)
                                              ------------    ------------
                                              $     16,565    $     13,048
                                              ============    ============

  In December 2001, the Company signed a manufacturing service agreement with Jabil Circuit, Inc. ("Jabil"), a leading provider of technology manufacturing services with a customer base of industry-leading companies. Under the terms of the agreement, Jabil will serve as Digital Lightwave's primary contract manufacturer for the company's circuit board and product assembly and will also provide engineering design services. Jabil purchased approximately $4.9 million of raw materials inventory from the Company in December 2001. Jabil will continue to purchase existing raw materials inventory until all parts are depleted to safety stock levels.


#

3. PROPERTY AND EQUIPMENT

  Property and equipment at December 31, 2001 and 2000 are summarized as follows:

                                              2001           2000
                                          ------------   ------------
                                                 (IN THOUSANDS)
Test equipment                            $      8,464   $      6,666
Computer equipment and software                  4,866          4,586
Tooling                                          1,331            553
Tradeshow fixtures and equipment                   359            289
Office furniture, fixtures and equipment         3,124          2,730
Leasehold improvements                           2,322          1,893
                                          ------------   ------------
                                                20,466         16,717
Less accumulated depreciation                  (10,549)        (7,807)
                                          ------------   ------------
                                          $      9,917   $      8,910
                                          ============  =============

  Depreciation and amortization expense was approximately $3.3 million, $2.8 million and $2.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  Equipment under capital lease and related accumulated amortization, included above at December 31, 2001 and 2000 are summarized as follows:

                                      2001              2000
                                  ------------      ------------
                                          (IN THOUSANDS)
Test equipment                    $      1,163      $      1,572
Computer equipment and software             29                29
                                  ------------      ------------
                                         1,192             1,601
Less accumulated amortization             (358)             (490)
                                  ------------      ------------
                                  $        834      $      1,111
                                  ============      ============


4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

  Accounts payable and accrued liabilities at December 31, 2001 and 2000 are summarized as follows:

                                                    2001              2000
                                               -------------      -------------
                                                       (IN THOUSANDS)
Accounts payable                                  $    3,949        $     6,482
Accrued warranty                                         750                472
Accrued returns and allowances                           698                761
Employee related accruals                                510                754
Current portion of capital lease obligations             415                427
Sales commissions                                        329                842
Accrued restructuring charges                            284                 --
Deferred revenue                                          19                566
Accrued expenses and other                               333                306
                                               -------------      -------------
                                                  $    7,287         $   10,610
                                               =============      =============


5. INCOME TAXES

  The provision (benefit) for income taxes for the years ending December 31, 2001, 2000 and 1999 are summarized as follows:

                       2001        2000         1999
                    ----------   ----------  ----------
                            (IN THOUSANDS)
Current:
  Federal             $    965      $10,302     $ 1,637
  State                    157        1,677         267
                    ----------   ----------  ----------
     Sub-total           1,122       11,979       1,904
                    ----------   ----------  ----------
Deferred:
  Federal                 (965)     (10,302)     (1,637)
  State                   (157)      (1,677)       (267)
                    ----------   ----------  ----------
     Sub-total          (1,122)     (11,979)     (1,904)
                    ----------   ----------  ----------
          Total       $      -   $        -    $      -
                    ==========   ==========  ==========

The tax effected amounts of temporary differences at December 31, 2001 and 2000 are summarized as follows:

                                                              2001              2000
                                                          -------------    --------------
                                                               (IN THOUSANDS)
Current:
  Deferred tax asset:
     Deferred compensation                               $          124    $         317
     Accrued liabilities                                          2,441              817
     Other                                                        4,104              798
     Valuation allowance                                         (6,669)          (1,932)
                                                          -------------    -------------
          Total current deferred tax asset                           --               --
                                                          -------------    -------------
          Net current deferred tax asset                             --               --
                                                          -------------    -------------
Non-current:
  Deferred tax asset:
     Net operating loss carry forward                            92,524           43,757
     Research and experimentation credit                          4,140            1,576
     Valuation allowance                                        (95,995)         (44,325)
                                                          -------------    -------------
          Total non-current deferred tax asset                      669            1,008
                                                          -------------    -------------
  Deferred tax liability:
     Fixed assets                                                  (669)          (1,008)
                                                          -------------    -------------
          Total non-current deferred tax liability                 (669)          (1,008)
                                                          -------------    -------------
          Net deferred tax asset                        $             -    $           -
                                                          =============    =============

  A full valuation allowance has been recorded at December 31, 2001 and 2000 with respect to the deferred tax assets since the Company believes that it is more likely than not that future tax benefits will not be realized as a result of current and future income. Factors considered in determining that a full valuation allowance was necessary include the Company's history of large operating losses and uncertainty as to whether the Company would be able to sustain long-term profitability.

  As of December 31, 2001 the Company has established a valuation allowance of approximately $102.6 million. The result is an increase in the valuation allowance from December 31, 2000 of approximately $56.4 million.

  As of December 31, 2001, the Company had net operating loss carry forwards of approximately $245.9 million for tax purposes. Due to certain change of ownership requirements of Section 382 of the Internal Revenue Code ("IRC"), utilization of the Company's net operating losses incurred prior to July 1, 1993 is expected to be limited to approximately $7,500 per year. This limitation in conjunction with the expiration period for these pre-July 1, 1993 net operating losses results in the Company's total net operating losses available being limited to approximately $245.1 million. Loss carryforwards will expire between the years 2009 and 2021.

  As of December 31, 2001, the Company also had general business credit carryforwards of approximately $4.1 million that expire between the years 2008 and 2021. These credits are also subject to the Section 382 annual limitation. Approximately $15,000 of these credits are subject to the Section 382 annual limitation.

  Following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the consolidated statement of operations.

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------
                                                    2001                2000               1999
                                                 ----------         ----------         ----------
                                                               (IN THOUSANDS)
Tax provision  at U.S. federal income tax
  rate                                           $      954         $   10,677         $    1,684
State income tax provision  net of federal              102              1,156                180
Other, net                                               66                146                 40
Valuation allowance decrease                         (1,122)           (11,979)            (1,904)
Research and experimentation credit                      --                 --                 --
                                                 ----------         ----------         ----------
Provision  for income taxes                      $       --         $       --         $       --
                                                 ==========         ==========         ==========

  The valuation allowance change shown in the above reconciliation is different from the actual change in the valuation allowance due to the tax benefits related to the exercise of non-qualified stock options and securities litigation costs which are directly reflected in stockholders' equity. For the years ended December 31, 2001, 2000 and 1999, the income tax benefit of $9.7 million, $36.4 million and $5.1 million, respectively, would have been allocated to additional paid in capital for the tax benefits associated with the exercise of non-qualified stock options. For the year ended December 31, 2001 the income tax benefit associated with the securities litigation costs of $47.7 million would have been allocated to additional paid-in capital. These amounts have not been recognized due to the 100% valuation allowance against deferred tax assets.

  In January 2002, the Company received a ruling from the Internal Revenue Service regarding an additional deduction related to securities litigation costs. This ruling resulted in a $127 million increase to the Company's net operating loss carryforward that has been referenced in the above amounts. The tax benefit of this additional net operating loss has not been realized due to the 100% valuation allowance against the deferred tax assets. This deduction will be reported directly as an increase in additional paid-in capital and will not be recorded in the Company's Consolidated Statement of Operations when the tax benefit is realized.


6. NOTES PAYABLE, LINE OF CREDIT AND LETTER OF CREDIT

  In 1998, the Company entered into an agreement with EAB Leasing Corp. ("EAB") providing for sale of the Company's accounts receivable to EAB. Certain amounts were financed during the term of the agreement that was terminated by the Company in May 2000. All advances, interest and fees were repaid in full prior to termination.

  In   1999,  the  Company  entered  into a financing  agreement  with  certain investors pursuant to which the Company issued $3.0 million of 9% Secured Bridge Notes due January 17, 2000. They were collateralized by all of the Company's assets and were subordinated to the accounts receivable agreement with EAB described above. In connection with the financing agreement, the Company issued warrants to purchase an aggregate of 550,000 shares of the Company's common stock at an exercise price of $2.75 per share, the market price of the stock on the date prior to the issuance of the warrants. The warrants had a term of five years from the date of issuance. The Company agreed to register the warrants and the common stock issuable upon exercise thereof under the Securities Act of 1933. In January 2000, such warrants were registered and subsequently exercised. The Secured Bridge Notes and related interest were repaid in full on the due date.

  In October 2000, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation pursuant to which Congress provided the Company with a $10.0 million line of credit. Under the Loan Agreement, the Company is entitled to borrow up to $10.0 million initially bearing interest at prime plus one-half of one percent (.50%), subject to certain borrowing limitations based on amounts of the Company's accounts receivable and inventories. The Loan Agreement expires in November 2002. All indebtedness outstanding under the Loan Agreement is collateralized by substantially all of the Company's assets. Under the terms of the Loan Agreement, the Company is required to maintain certain financial ratios and other financial conditions. The Loan Agreement also prohibits the Company, without prior written consent from Congress, from incurring additional indebtedness, limits certain investments, advances or loans and restricts substantial asset sales, capital expenditures and cash dividends. As of December 31, 2001, the Company had utilized $2.13 million of the $10.0 million available under the credit facility to collateralize a letter of credit required by a lease for office space. A fee for this letter of credit accommodation is assessed at one and one quarter percent (1.25%) per annum. There were no borrowings under this line of credit at December 31, 2001.


#

7. LEASES

  The Company is obligated under various non-cancelable leases for equipment and office space. Future minimum lease commitments under operating and capital leases were as follows as of December 31, 2001:

                                                CAPITAL               OPERATING
                                                LEASES                 LEASES
                                             -------------           ------------
                                                      (IN THOUSANDS)
2002                                         $         435           $      1,787
2003                                                    10                  1,711
2004                                                    --                  1,749
2005                                                    --                  1,788
2006                                                    --                  1,827
Thereafter                                              --                  3,454
                                             -------------           ------------
                                                       445           $     12,316
                                             -------------           ============
Less: Amount representing interest                      20
                                             -------------
Present value of minimum lease payments                425
Less: Current portion                                  415
                                             -------------
                                             $          10
                                             =============

  Total rental expense was approximately $2.0 million, $2.1 million and $1.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

8. COMMITMENTS

  At December 31, 2001, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $5.4 million. The majority of the quantities under order are deliverable upon demand by the Company or within thirty (30) days upon written notice of either party.


9. RELATED PARTY TRANSACTIONS

  During December 1998, a stockholder borrowed $100,000 from the Company. This note accrued interest at 9% with the principal sum and accrued interest thereon payable no later than December 31, 1999. On February 26, 2000, the stockholder repaid the loan outstanding in full, including accrued interest of approximately $10,000.

  In 2001, an officer of the Company borrowed $200,000 from the Company. This note accrues interest at the prime rate plus one percent (1.0%) with the principal sum and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of the borrower's stock holdings or on the date of termination of the borrower's employment with the Company. This note is collateralized by the borrower's stock holdings in the Company and future cash bonuses which may become payable.


10. COMMON STOCK AND STOCK OPTIONS

EMPLOYEE STOCK OPTION PLAN

  The Company's 1996 Stock Option Plan (the "1996 Option Plan") became effective on March 5, 1996. A reserve of 5,000,000 shares of the Company's Common Stock has been established for issuance under the 1996 Option Plan. The stockholders of the Company approved the 2001 Stock Option Plan (the "2001 Option Plan") at a special meeting held February 27, 2001. Under the 2001 Option Plan, 3,000,000 shares, plus (i) the number of shares available for grant under the 1996 Option Plan and (ii) the number of shares subject to options outstanding under the 1996 Option Plan to the extent that such options expire or terminate for any reason prior to exercise in full, were reserved for issuance (with the sum of (i) and (ii) not to exceed 2,735,872 shares). The 2001 Option Plan superseded the 1996 Option Plan with respect to future grants.





  Transactions related to the 2001 and 1996 Option Plans are summarized as follows:

                                            WEIGHTED
                                            AVERAGE
                             SHARES       OPTION PRICE
                          ------------    -------------
Outstanding at 1/1/99         2,690,146   $        3.98
  Granted                     1,712,064   $        6.63
  Exercised                    (760,757)  $        4.48
  Forfeited                    (286,439)  $        4.98
                           ------------
Outstanding at 12/31/99       3,355,014   $        5.12
  Granted                       710,648   $       78.63
  Exercised                  (1,244,548)  $        4.61
  Forfeited                     (84,310)  $       59.14
                           ------------
Outstanding at 12/31/00       2,736,804   $       22.78
  Granted                     2,026,237   $       26.18
  Exercised                    (754,581)  $        4.51
  Forfeited                    (882,259)  $       32.48
                           ------------
Outstanding at 12/31/01       3,126,201   $       26.66
                           ============

  The following table summarizes information about stock options outstanding to employees and directors at December 31, 2001:

                             NUMBER       OUTSTANDING     OUTSTANDING        NUMBER       EXERCISABLE
                          OUTSTANDING       WEIGHTED        WEIGHTED      EXERCISABLE       WEIGHTED
                               AT           AVERAGE         AVERAGE            AT           AVERAGE
                          DECEMBER 31,     REMAINING        EXERCISE      DECEMBER 31,      EXERCISE
RANGE OF EXERCISE PRICE       2001            LIFE           PRICE            2001           PRICE
       ----------------  --------------  --------------  --------------  --------------  --------------
       $    2.313-5.875         653,772            3.15  $        3.867         315,160  $        3.065
       $    6.580-9.220         380,992            3.92  $        7.105         167,978  $        7.263
       $  10.400-19.950          68,516            4.82  $       16.520           9,388  $       13.198
       $ 21.0625-35.910       1,484,411            5.18  $       26.299          94,406  $       27.850
       $ 40.870-139.125         538,510            4.52  $       70.413         223,052  $       68.926
                         --------------                                  --------------
                              3,126,201                                         809,984
                         ==============                                  ==============

  Generally, options issued vest in one-third increments over a three-year period, with the exception of certain option agreements that provide for various vesting schedules throughout the same three-year vesting period or options allowing vesting acceleration based on certain performance milestones. If the performance milestones are not met, the options vest 5 1/2 years after issue. Option agreements generally expire six years from date of issue if not exercised. Unvested options are generally forfeited upon termination of employment with the Company. Generally, vested shares must be exercised within thirty days of termination or be forfeited. Total shares exercisable were 809,984, 378,049 and 392,066 as of December 31, 2001, 2000, and 1999,
respectively.

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

                                   2001              2000             1999
                              ----------------    -------------   --------------
                               (IN THOUSANDS)
Pro forma net income (loss):
  As reported                 $         2,806     $      31,403   $       4,953
  As adjusted (unaudited)     $       (13,796)    $      21,540   $      (2,704)
Pro forma basic income (loss) per share:
  As reported                 $          0.09     $        1.06   $        0.18
  As adjusted (unaudited)     $         (0.45)    $        0.73   $       (0.10)

  These pro forma amounts were determined using the Black-Scholes valuation model with the following key assumptions: (i) a discount rate of 4.68%, 6.23%, and 5.61% for December 31, 2001, 2000 and 1999, respectively; (ii) a volatility factor based upon averaging the week ending price for Digital Lightwave and comparable public companies for periods matching the terms of the options granted; (iii) an average expected option life of 4.19, 4.00 and 4.00 years for December 31, 2001, 2000 and 1999, respectively; (iv) there have been no options that have expired; and (v) no payment of dividends.



EMPLOYEE STOCK PURCHASE PLAN

  The Company's 1997 Employee Stock Purchase Plan provides employees with the opportunity to purchase shares of the Company's Common Stock. An aggregate of 300,000 shares of the Company's Common Stock was reserved for issuance under the Plan. At December 31, 2001 a total of 224,201 shares had been purchased by employees participating in the plan at a weighted-average price per share of $7.20.


11. DEFINED CONTRIBUTION PLAN

  The  Company  offers  a  defined  contribution  plan that qualifies under IRC section 401(k). All full-time employees are eligible to participate in the plan after three months of service with the Company. Employees may contribute up to 15% of their salary to the plan, subject to certain Internal Revenue Service limitations. The Company matches the first 6% of such voluntary contributions at 50% of the amount contributed by the employee. The Company has not made unmatched contributions. For the years ended December 31, 2001, 2000 and 1999, total Company contributions to the plan were approximately $285,000, $273,000 and $206,000, respectively.



12. RESTRUCTURING CHARGES

  In October 2001, the Company's board of directors approved a plan to reduce the current workforce by 38 and consultants employees across all departments and instituted temporary executive salary reductions of up to 20%. The overall objective of the initiative was to lower operating costs and improve efficiency.

  All affected employees were terminated in October 2001 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of $500,000 in 2001 related to this cost reduction program. The costs included in the restructuring charge include severance to employees included in the reduction in force, legal costs associated with the cost reduction program and the remaining lease liability on the New Jersey location. The costs are expected to be paid by November 2002. Activity associated with the restructuring charges was as follows:

                                Balance at                               Payments/              Balance at
                                January 1,             Additions         Reductions             December 31,
                                   2001								   2001
                                ------------           -----------       -----------            -------------
                                                                (in thousands)
Severance                       $         --          $        251     $        (172)         $           79
Legal and other expenses                  --                   109               (22)                     87
Lease payments                            --                   140               (22)                    118
                                -------------         -------------     --------------         --------------
                                $         --          $        500     $        (216)         $          284
                                =============         =============     ==============         ==============

13. LEGAL PROCEEDINGS

  On December 21, 1998, the United States District Court for the Middle District of Florida preliminarily approved a settlement of a consolidated securities class action lawsuit against the Company. The settlement consisted of $4.3 million in cash and the issuance of 1.8 million shares of Common Stock. The Company recorded a one-time charge of $8.5 million during 1998 as a result of the settlement. On April 30, 1999, the court entered a final judgment approving the settlement of the class action and on May 20, 1999, a lead plaintiff in one of the class actions filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit. On March 16, 2000, all parts of the appeal that pertain to the Company were dismissed with prejudice and the District Court's judgment approving the settlement of the securities class actions became final. In 1999, the Company issued 289,350 shares in partial satisfaction of the settlement, which represented $1,194,000 of the accrued settlement. In 2000, the Company issued the remaining 1,510,650 shares, representing $6,231,000 of the accrued settlement. Since the issuance of the shares did not involve a cash exchange, these issuances were disclosed as non-cash investing and financing activities on the Consolidated Statement of Cash Flows. As of December 31, 2001 certain current and former officers and directors of the Company settled with the Securities and Exchange Commission regarding its investigation of the circumstances underlying the restatement of the Company's 1997 financial results.

   On November 23, 1999, Seth P. Joseph, a former officer and director of the Company commenced arbitration proceedings against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute and breach of an indemnification agreement and the Company bylaws. As relief, Mr. Joseph sought $500,000, attorneys' fees, interest and stock options for 656,666 shares of the Company's Common Stock exercisable at a price of $5.25 per share. The Company filed an answer denying Mr. Joseph's allegations and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph seek repayment of loans totaling approximately $113,000 plus interest. Mr. Joseph subsequently dismissed without prejudice all of his claims other than his claim under the whistleblower statue. The arbitration hearing on Mr. Joseph's whistleblower claim and the Company's counterclaims concluded on October 5, 2001. The parties submitted proposed findings to the arbitrator on October 17, 2001. As part of his proposed findings, Mr. Joseph sought an award of $48 million and attorneys' fees and costs. On November 9, 2001, the Company was notified of the arbitrator's decision that awarded Mr. Joseph the sum of approximately $3.7 million and attorneys' fees and costs. On December 20, 2001, the arbitrator issued a corrected award and awarded Mr. Joseph the sum of $3.9 million and attorneys' fees and costs in amounts yet to be determined. On January 23, 2002, Mr. Joseph filed a motion seeking the award of $1.1 million in attorneys' fees, costs and interest thereon.

   On December 26, 2001, the Company filed a petition to vacate or modify the arbitration award in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida, in an action entitled Digital Lightwave, Inc. v. Seth P.
Joseph, Case No. 01-9010C1-21. The Company filed an amended petition on December 26, 2001, following the corrected arbitration award. Subsequently, Mr. Joseph filed a cross-motion to confirm the arbitration award. Oral argument on the Company's petition and Mr. Joseph's cross-motion was heard by the Court on February 27, 2002. On March 7, 2002, the court announced that it will deny the Company's petition to vacate the arbitration award. The Company intends to appeal the decision. The Company has recorded an accrual of $4.1 million related to this arbitration for the year ended December 31, 2001. The Company believes its petition is meritorious and intends to pursue the petition vigorously.

   In January 2002, an employee terminated as part of the Company's October 2001 restructuring initiatives discussed in Note 12 filed a lawsuit claiming the Company wrongly discharged him and has withheld commission payments due him. The suit does not seek a specified amount of damages, but does claim that the 2001 compensation plan presented to him in October 2001 unfairly lowered his salary. The plaintiff seeks attorneys' fees, interest and punitive damages to be assessed by the court. The suit was not properly filed with the court so the Company does not have a deadline to respond. It is expected that the plaintiff will refile the action and the Company will have thirty days to respond to the complaint. The Company has accrued the estimated costs to defend this action in the restructuring charges discussed in Note 12.

   The Company from time to time is involved in various other lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company's business, financial condition and results of operations.


14. QUARTERLY OPERATING RESULTS (UNAUDITED)

  The following table presents unaudited quarterly operating results for each of the last eight quarters. This information has been prepared by the Company on a basis consistent with the Company's consolidated financial statements and includes all adjustments, consisting only of normal recurring accruals in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future operating results.




                                                                              Quarter Ended
                                             ------------------------------------------------------------------------------
                                                March 31,              June 30,          September 30,       December 31,
                                                  2001                  2001                2001                 2001
                                               -------------        -------------        -------------      -------------
                                                                (in thousands, except per share data)
Net sales                                    $         34,418        $     34,517        $       8,404      $       5,441
Gross profit (loss)                                    23,919              24,094                3,958               (801)
Operating income (loss)                                13,696              13,072              (11,140)           (14,367)
Net income (loss)                                      12,979               9,323               (6,653)           (12,843)
Basic income (loss) per share(1)                         0.43                0.30                (0.21)             (0.41)
Diluted income (loss) per share(1)                       0.40                0.28                (0.21)             (0.41)
Weighted average shares outstanding                30,530,827          30,851,260           31,114,286         31,203,724
Weighted average shares and equivalents
  outstanding                                      32,204,030          32,731,565           31,114,286         31,203,724

                                                                              Quarter Ended
                                             ------------------------------------------------------------------------------
                                               March 31,              June 30,          September 30,         December 31,
                                                  2001                  2001                2001                 2001
                                             --------------        --------------      --------------        --------------
                                                                  (in thousands, except per share data)
Net sales                                    $       18,558        $       22,109        $     26,085        $       33,921
Gross profit                                         11,992                15,007              17,646                22,792
Operating income                                      4,192                 6,098               7,878                12,465
Net income                                            4,273                 6,175               7,989                12,965
Basic income per share(1)                              0.15                  0.21                0.26                  0.43
Diluted income per share(1)                            0.14                  0.20                0.25                  0.40
Weighted average shares outstanding              28,405,400            29,120,397          30,194,307            30,458,554
Weighted average shares and equivalents
  outstanding                                    31,349,165            31,610,927          32,491,073            32,292,954

______________
(1)Earnings per share were calculated for each three-month period on a stand-alone basis. Earnings per share for the quarters ended September 30, 2001 and December 31, 2001 do not include the impact of common stock equivalents as inclusion would be anti-dilutive.

  The Company's sales and operating results may fluctuate from quarter-to-quarter and from year-to-year due to the following factors: (i) announced capital expenditure cutbacks by customers within the telecommunications industry, (ii) limited number of major customers (iii) the product mix, volume, timing and number of orders we receive from our customers, (iv) the long sales cycle for obtaining new orders (v) the timing of introduction and market acceptance of new products, (vi) our success in developing, introducing and shipping product enhancements and new products, (vii) pricing changes by our competitors, (viii) our ability to enter into long term agreements or blanket purchase orders with customers, (ix) our ability to obtain sufficient supplies of sole or limited source components for our products, (x) our ability to attain and maintain production volumes and quality levels for our current and future products and (xi) changes in costs of materials, labor and overhead. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not anticipate that its backlog at the beginning of each quarter will be sufficient to achieve expected revenue for that quarter. To achieve its revenue objectives, the Company expects that it will have to obtain orders during a quarter for shipment in that quarter. During 2001, our industry experienced a dramatic economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers. Our customers' declining business resulted in a major decrease in sales of our products. We do not anticipate a near-term recovery of the fiber optic test equipment market and do not expect the overall capital spending by telecommunication carriers and equipment factors will increase during 2002. As a result of all of the foregoing, there can be no assurance that the Company will be able to sustain profitability on a quarterly or annual basis.


15. SUBSEQUENT EVENTS

  In January 2002, the board of directors approved additional cost reduction initiatives aimed at further reducing operating costs. These included a second reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production for our product lines. All affected employees were terminated in January 2002 and given severance based upon years of service with the Company. The Company expects to take a restructuring charge of approximately $1.3 million in the first quarter of 2002. The total costs associated with the restructuring will be paid by January 2003.

  In October 2001, the chief financial officer and secretary resigned from the Company. The board of directors elected Mark E. Scott in January 2002 to serve as the company's chief financial officer and secretary.

  In January 2002, the chairman of the board, president and chief executive officer resigned from the Company. The board of directors elected the Company's founder, Dr. Bryan J. Zwan, chairman of the board, president and chief executive officer.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
#

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2002, entitled "Election of Directors" and "Information Concerning Directors and Executive Officers."

ITEM 11.   EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference to the section of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2002, entitled "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2002, entitled "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference to the sections of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2002, entitled "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

  (a)(1)  Index to Consolidated Financial Statements.

     See the Index included in Item 8 on page 29 of this Form 10-K.


  (2)Financial Statement Schedule

     See the Index included in Item 8 on page 29 of this Form 10-K.

   (3) Exhibits.
                               INDEX TO EXHIBITS

Exhibit No.      Description
------------     -----------------------------------------------
-
3.01(1)      --  Certificate of Incorporation of the Company
3.02(1)      --  Amendment to Certificate of Incorporation of the Company
                 dated January 8, 1997
3.03(1)      --  Amended and Restated By-laws of the Company
4.01(1)      --  Specimen Certificate for the Common Stock
10.01(1)*    --  Form of Indemnification Agreement between the Company and officers and directors of the Company
10.02(1)     --  Digital Lightwave, Inc. 1996 Stock Option Plan
10.03(3)     --  Digital Lightwave, Inc. Employee Stock Purchase Plan
10.04(2)     --  Lease Agreement, dated September 26, 1997, between the
                 Company and Monmouth/Atlantic Realty Associates
10.05(3)     --  L.P. Lease Agreement, dated January 9, 1998, between the
                 Company and Orix Hogan-Burt Pinellas Venture.
10.06(3)     --  First Lease Amendment, dated February 18, 1998, between the
                 Company and Orix Hogan-Burt Pinellas Venture.
10.07(3)     --  First Lease Amendment, dated September 25, 1997, between the
                 Company and Monmouth/Atlantic Realty Associates L.P.
10.08(3)     --  Second Lease Amendment, dated February 23, 1998, between the
                 Company and Monmouth/Atlantic Realty Associates L.P.
10.09(3)*    --  Executive Employment Agreement, dated February 27, 1998, between the Company and Steven H. Grant
10.10(4)*    --  Letter Agreement dated as of December 31, 1998 between the
                 Company and Gerry Chastelet
10.11(4)*    --  Letter Agreement dated April 13, 1998 and addendum thereto dated February 9, 1999 between the Company and George J.
                 Matz
10.12(4)     --  Form of Stock Purchase Agreement, dated March 31, 1999, between the Company and certain Purchasers, with exhibits
                 thereto
10.13(6)*    --  Form of Addenda to Employment Agreements of certain
                 employees dated October 18, 1999 and June 9, 2000
10.14(5)     --  Memorandum of Understanding between Dr. Bryan J. Zwan and the Company
10.15(7)*    --  2001 Stock Option Plan
10.16(8)*    --  Promissory Note issued to the Company by James Green
10.17 (8)    --  Form of Distributor Agreement
10.18(8)*    --  Form of Letter Agreement entered into on February 27, 2001 with executive officers with respect to certain stock
                 options
10.19(8)*    --  Letter Agreement between the Company and James Green dated October 13, 1999
10.20(8)*    --  Addendum to Letter Agreement between the Company and James
                 Green dated February 18, 2000
10.21(8)     --  Loan and Security Agreement by and between Congress
                 Financial Corporation (Florida) and the Company
10.22(9)*    --  Form of Senior Executive Agreement
10.23(9)*    --  Form of Executive Severance Agreement
10.24        --  Manufacturing contract agreement between the Company and Jabil Circuit Inc. dated December 30, 2001.
10.25*       --  Letter Agreement dated January 23, 2002 between the Company and Gerry Chastelet
10.26*       --  Settlement of Employment Terms and Employment Letters dated January 28, 2002 between the Company and George J.
                 Matz
21.01(4)     --  Subsidiaries of the Registrant
23.01        --  Consent of PricewaterhouseCoopers LLP

______________
 *    Indicates management contract or compensatory plan or arrangement.
(1)Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Registration Statement on Form S-1, File No. 333-09457, declared effective by the Securities and Exchange Commission on February 5, 1997.
(2)Incorporated by reference to the exhibit filed in connection with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.
(3)Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(4) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5)Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Form 10-Q for the quarter ended September 30, 1999.
(6)Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(7)Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Proxy Statement filed on February 15, 2001 for the 2001 Special Meeting of Stockholders.
(8)Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(9)Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Form 10-Q for the quarter ended March 31, 2001.

  (b) Reports on Form 8-K.

     None.
#

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                DIGITAL LIGHTWAVE, INC.



                                By:          /s/ BRYAN J.ZWAN
                                   ------------------------------------
                                                    Bryan J. Zwan
                                              Chairman of the Board,
                                          President and Chief Executive
                                                 Officer
Date: March 4, 2002


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                NAME                                 TITLE                           DATE
------------------------------------  ------------------------------------  -----------------------
         /s/ BRYAN J. ZWAN            Chairman of the Board,                          March 4, 2002
------------------------------------    President and Chief Executive
                     Bryan J. Zwan      Officer (Principal Executive
                                        Officer)
         /s/ MARK E. SCOTT             Vice President,                                March 4, 2002
------------------------------------    Finance, Chief Financial
                     Mark E. Scott      Officer and Secretary
                                        (Principal Accounting Officer)
      /s/ WILLIAM F. HAMILTON         Director                                        March 4, 2002
------------------------------------
                 William F. Hamilton
        /s/ GERALD A. FALLON          Director                                        March 4, 2002
------------------------------------
                   Gerald A. Fallon
        /s/ ROBERT F. HUSSEY          Director                                        March 4, 2002
------------------------------------
                   Robert F. Hussey

#

                            DIGITAL LIGHTWAVE, INC.

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             DOLLARS IN THOUSANDS

                  COL. A                    COL. B                       COL. C               COL. D               COL. E
     -------------------------------         -------------   -------------------------------   --------------      --------------
                                                                        ADDITIONS
                                                             -------------------------------
                                                                  (1)              (2)
                                              BALANCE AT       CHARGED TO       CHARGED TO                            BALANCE
                                               BEGINNING        COSTS AND         OTHER                                AT END
               DESCRIPTION                     OF PERIOD        EXPENSES         ACCOUNTS        DEDUCTIONS          OF PERIOD
    ---------------------------------        -------------   --------------   --------------   --------------      --------------
Year 2001
  Reserve for uncollectible accounts          $         250    $       5,971  $            -   $          321 (a)   $      5,900

  Reserve for excess and obsolete
       inventory                                        428            5,167              --            1,762 (b)          3,833
Year 2000
  Reserve for uncollectible accounts                    215              161              --              126 (a)            250

  Reserve for excess and obsolete
       inventory                                        322              700              --              594 (b)            428

Year 1999
  Reserve for uncollectible accounts                     --              215              --               --                215

  Reserve for excess and obsolete
inventory                                                10              397              --               85 (b)            322

______________

(a)  Amounts written off as uncollectible, payments or recoveries.
(b)  Amounts written off upon disposal of inventory.


#