Form 10-Q
period 2002-05-07
DIGITAL LIGHTWAVE INC
filed 2002-05-08
CIK 1016100

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          ___________________________

                                   FORM 10-Q
(MARK ONE)

{checked-box}QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002, OR

{square}TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO _____________ .

                                   000-21669
                           (Commission File Number)

                          ___________________________

                            DIGITAL LIGHTWAVE, INC.
            (Exact name of Registrant as specified in its charter)

                          ___________________________

           DELAWARE                                   95-4313013
  (State or other jurisdiction of )        (I.R.S. Employer Identification No.)
    incorporation or organization)

            15550 LIGHTWAVE DRIVE                                   33760
             CLEARWATER, FLORIDA                                 (Zip Code)
  (Address of principal executive offices)

                                (727) 442-6677
             (Registrant's telephone number, including area code)

                          ___________________________

       Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

                       YES  {checked-box}  NO  {square}

       The number of shares outstanding of the Registrant's Common Stock as of May 6, 2002 was 31,355,579.



                                       #

                                   DIGITAL LIGHTWAVE, INC.

                                QUARTERLY REPORT ON FORM 10-Q
                             FOR THE PERIOD ENDED MARCH 31, 2002

                                            INDEX


                                                                           PAGE

                        PART I.  FINANCIAL INFORMATION

Item 1.     Consolidated Condensed Financial Statements:

            Consolidated Condensed Balance Sheets--March 31, 2002 (Unaudited)
            and December 31, 2001............................................1

            Consolidated Condensed Statements of Operations (Unaudited) -
            Three Months Ended March 31, 2002 and March 31, 2001.............2

            Consolidated Condensed Statements of Cash Flows  (Unaudited) --
            Three Months Ended March 31, 2002 and March 31, 2001.............3

            Notes to Consolidated Condensed Financial Statements (Unaudited).4

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................7

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......13

                          PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings................................................14

Item 4.     Submission of Matters to a Vote of Security Holders..............14

Item 5.     Other Information ...............................................15

Item 6.     Exhibits and Reports on Form 8-K.................................15

SIGNATURES  .................................................................16

EXHIBIT INDEX................................................................17


                                       #

      PART I

                              FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             DIGITAL LIGHTWAVE, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                        MARCH 31,            DECEMBER 31,
                                                                                          2002                   2001
                                                                                     --------------         --------------
                                                                                       (UNAUDITED)
                                                    ASSETS
Current assets:
    Cash and cash equivalents                                                         $      45,286          $      51,044
    Accounts receivable, less allowance of $4,202 and $5,900, respectively                    8,158                  7,638
    Inventories, net                                                                         16,420                 16,565
    Prepaid expenses and other current assets                                                 2,736                    895
                                                                                      -------------          -------------
                 Total current assets                                                        72,600                 76,142
Property and equipment, net                                                                   9,272                  9,917
Other assets                                                                                    203                    203
                                                                                      -------------          -------------
                 Total assets                                                         $      82,075          $      86,262
                                                                                      =============          =============
                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                          $       7,901          $       7,287
    Accrued litigation charge                                                                 4,100                  4,100
    Notes payable                                                                               541                     --
                                                                                      -------------          -------------
                 Total current liabilities                                                   12,542                 11,387
    Long-term liabilities                                                                       749                    809
                                                                                      -------------          -------------
                 Total liabilities                                                           13,291                 12,196
                                                                                      -------------          -------------
Stockholders' equity:
    Preferred stock, $.0001 par value; authorized 20,000,000
                 shares; no shares issued or outstanding                                         --                     --
    Common stock, $.0001 par value; authorized 200,000,000
                 shares; issued and outstanding 31,355,579 and
                 31,269,723 shares in 2002 and 2001, respectively                                 3                      3
    Additional paid-in capital                                                               80,776                 80,511
    Accumulated deficit                                                                     (11,995)                (6,448)
                                                                                      -------------          -------------
                  Total stockholders' equity                                                 68,784                 74,066
                                                                                      -------------          -------------
                 Total liabilities and stockholders' equity                           $      82,075          $      86,262
                                                                                      =============          =============


The accompanying notes are an integral part of these consolidated condensed financial statements.
#

                            DIGITAL LIGHTWAVE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               --------------------
                                                                             2002                2001
                                                                         ------------        ------------
Net sales                                                                $      6,299        $     34,418
Cost of goods sold                                                              3,543              10,499
                                                                         ------------        ------------
     Gross profit                                                               2,756              23,919
                                                                         ------------        ------------
Operating expenses:
     Engineering and development                                                3,332               3,638
     Sales and marketing                                                        2,458               5,025
     General and administrative                                                 1,387               1,560
     Restructuring charges                                                      1,300                   -
                                                                         ------------        ------------
                            Total operating expenses                            8,477              10,223
                                                                         ------------        ------------
Operating income (loss)                                                        (5,721)             13,696
Other income, net                                                                 174                 410
                                                                         ------------        ------------
Income (loss) before income taxes                                              (5,547)             14,106
Provision for income taxes                                                          -               1,127
                                                                         ------------        ------------
                            Net income (loss)                            $     (5,547)       $     12,979
                                                                         ============        ============
Per share of common stock:
     Basic net income (loss) per share                                   $      (0.18)       $       0.43
                                                                         ============        ============
     Diluted net income (loss) per share                                 $      (0.18)       $       0.40
                                                                         ============        ============
     Weighted average common shares outstanding                            31,308,798          30,530,827
                                                                         ============        ============
     Weighted average common and common equivalent shares outstanding      31,308,798          32,204,030
                                                                         ============        ============











The accompanying notes are an integral part of these consolidated condensed financial statements.
#

                            DIGITAL LIGHTWAVE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                         --------------------
                                                                        2002              2001
Cash flows from operating activities:                                ----------        ----------
    Net income (loss)                                                $   (5,547)       $   12,979
    Adjustments to reconcile net income to cash provided (used)
           by operating activities:
           Depreciation and amortization                                    885               779
           Provision for uncollectible accounts                              --               100
           Income tax benefit from stock options                             --             1,127
           Restructuring charges                                          1,300                --
    Changes in operating assets and liabilities:
           Increase in accounts receivable                                 (519)           (1,859)
           Decrease (increase) in inventories                               163            (3,289)
           Increase in prepaid expenses and other assets                 (1,864)             (503)
           Decrease in accounts payable and accrued expenses               (582)           (1,062)
                                                                     ----------        ----------
           Net cash provided (used) by operating activities              (6,164)            8,272
                                                                     ----------        ----------
Cash flows from investing activities:
    Purchases of property and equipment                                    (245)             (169)
    Increase in notes receivable                                             --              (200)
                                                                     ----------        ----------
           Net cash used  by investing activities                          (245)             (369)
                                                                     ----------        ----------
Cash flows from financing activities:
    Proceeds from notes payable                                             811                --
    Principal payments on notes payable                                    (270)               --
    Proceeds from sale of common stock                                      265               561
    Payments received from lease receivables                                 --                23
    Principal payments on capital lease obligations                        (155)             (145)
                                                                     ----------        ----------
           Net cash provided by financing activities                        651               439
                                                                     ----------        ----------
Net (decrease) increase in cash and cash equivalents                     (5,758)            8,342
Cash and cash equivalents at beginning of period                         51,044            30,481
                                                                     ----------        ----------
Cash and cash equivalents at end of period                           $   45,286        $   38,823
                                                                     ==========        ==========
Other supplemental disclosures:
    Cash paid for interest                                           $        9        $       18




The accompanying notes are an integral part of these consolidated condensed financial statements.
#

                             DIGITAL LIGHTWAVE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

   The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiary (the "Company", "Digital Lightwave" ," "us," "we," "our," etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Form 10-K for the period ended December 31, 2001.


2.  INVENTORIES

   Inventories at March 31, 2002 and December 31, 2001 are summarized as follows:


                                                 MARCH 31,        DECEMBER 31,
                                                   2002               2001
                                                ----------         ----------
                                                        (IN THOUSANDS)
Raw materials                                   $    8,512        $     9,341
Work-in-process                                      5,765              6,417
Finished goods                                       5,976              4,640
Provision for excess and obsolete inventory         (3,833)            (3,833)
                                                ----------         ----------
                                                $   16,420         $   16,565
                                                ==========         ==========


   In December 2001, the Company signed a manufacturing service agreement with Jabil Circuit, Inc. ("Jabil"), a leading provider of technology manufacturing services with a customer base of industry-leading companies. Under the terms of the agreement, Jabil will serve as the Company's primary contract manufacturer for the Company's circuit board and product assembly and will also provide engineering design services. Jabil's cumulative purchases from the Company have been approximately $8.3 million through March 31, 2002. As of March 31, 2002, the Company was committed to purchase $8.6 million of finished goods from Jabil in future periods. Under the terms of the agreement, Jabil will continue to purchase the Company's existing inventory to fulfill orders until the Company's present inventory is depleted to safety stock levels.

3.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

   Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. For the three months ended March 31, 2002, diluted loss per share, which includes the effect of incremental shares from common stock equivalents using the treasury stock method, is not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:


#

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                         --------------------------------
                                                             2002              2001
                                                          -----------       -----------
Basic:
    Weighted average common shares outstanding             31,308,798        30,530,827
    Total basic                                            31,308,798        30,530,827
Diluted:
    Incremental shares for common stock equivalents                --         1,673,203
                       Total dilutive                      31,308,798        32,204,030


4.  LEGAL PROCEEDINGS

   On November 23, 1999, Seth P. Joseph, a former officer and director of the Company commenced arbitration proceedings against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute and breach of an indemnification agreement and the Company bylaws. As relief, Mr. Joseph sought $500,000, attorneys' fees, interest and stock options for 656,666 shares of the Company's common stock exercisable at a price of $5.25 per share. The Company filed an answer denying Mr. Joseph's allegations and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph seek repayment of loans totaling approximately $113,000 plus interest. Mr. Joseph subsequently dismissed without prejudice all of his claims other than his claim under the Whistleblower Statute. The arbitration hearing on Mr. Joseph's Whistleblower claim and the Company's counterclaims concluded on October 5, 2001. The parties submitted proposed findings to the arbitrator on October 17, 2001. As part of his proposed findings, Mr. Joseph sought an award of $48 million and attorneys' fees and costs. On November 9, 2001, the Company was notified of the arbitrator's decision that awarded Mr. Joseph the sum of approximately $3.7 million and attorneys' fees and costs. On December 20, 2001, the arbitrator issued a corrected award and awarded Mr. Joseph the sum of $3.9 million and attorneys' fees and costs in amounts yet to be determined. On January 23, 2002, Mr. Joseph filed a motion seeking the award of $1.1 million in attorneys' fees, costs and interest thereon.

   On December 26, 2001, the Company filed a petition to vacate or modify the arbitration award in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida, in an action entitled Digital Lightwave, Inc. v. Seth P.
Joseph, Case No. 01-9010C1-21. The Company filed an amended petition on December 26, 2001, following the corrected arbitration award. Subsequently, Mr. Joseph filed a cross-motion to confirm the arbitration award. Oral argument on the Company's petition and Mr. Joseph's cross-motion was heard by the Court on February 27, 2002. On March 26, 2002, the Court denied the Company's petition to vacate the arbitration award, granted Mr. Joseph's cross-motion to confirm the award, and entered a judgment in favor of Mr. Joseph in the amount of $4.0 million including interest. The Company is appealing the decision and judgment of the Circuit Court. On April 4, 2002 the Company posted a civil supersedeas bond in the amount of $4.8 million, which represents the amount of the judgment plus two times the estimated interest, to secure a stay of enforcement of the Circuit Court judgment pending the Company's appeal. The Company has recorded an accrual of $4.1 million related to this arbitration as of March 31, 2002. The Company believes its appeal is meritorious and intends to pursue the appeal vigorously.

   In January 2002, an employee terminated as part of the Company's October 2001 restructuring initiatives, filed a lawsuit claiming the Company wrongly discharged the employee and has withheld payments due the employee. The suit does not seek a specified amount of damages, but does claim that the 2001 compensation plan presented to the employee in October 2001 unfairly lowered the employee's salary. The plaintiff seeks attorneys' fees, interest and punitive damages. The Company has responded to the complaint and denied the substantive allegations therein. The Company intends to defend against these claims vigorously.

   In March 2002 a former employee filed a lawsuit claiming the Company breached the employee's severance agreement by paying the employee less than the agreement provided. The suit seeks damages in excess of $100,000. The Company has responded to the complaint and denied the substantive allegations therein. The Company intends to vigorously defend the action.

   The Company from time to time is involved in various other lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company's business, financial condition and results of operations.

5.  RESTRUCTURING CHARGES

   In October 2001, the Company's board of directors approved a reduction in force of 38 employees and consultants across all departments and instituted temporary executive salary reductions of up to 20%. The overall objective of the initiative was to lower operating costs and improve efficiency. All affected employees were terminated in October 2001 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of $500,000 in 2001 related to this cost reduction program. The costs included in a restructuring charge for severance payments to employees included in the reduction in force, legal costs associated with the cost reduction program and remaining lease liabilities on the Company's facility in New Jersey. In January 2002, the board of directors approved additional cost reduction initiatives aimed at further reducing operating costs. These included a second reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production. All affected employees were terminated in January 2002 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of $1.3 million in the first quarter of 2002.

  The costs associated with both of these actions are expected  to  be  paid by
January  2003.   Activity associated with the restructuring charges during  the quarter ended March 31, 2002 was as follows:

                         	Balance          Additions      Payments/    Balance at March
                              at December 31,                  Reductions       31, 2002
                                 2001
                              ---------------    ---------     ----------    ----------------
                                                         (in thousands)
Severance                      $    79          $    1,266      $   (782)        $    563
Legal and other expenses            87                  34            (8)             113
Lease payments                     118                  --           (32)              86
                               -------          ----------      ---------        --------
                               $   284          $    1,300      $   (822)        $    762
                               =======          ==========      =========        ========

6.  COMMITMENTS

   At March 31, 2002, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $8.8 million. The majority of the quantities under order are deliverable upon demand by the Company or within thirty (30) days upon written notice of either party.

7.  SUBSEQUENT EVENTS

   In April 2002, the Company entered into a Revolving Credit and Security Agreement ("the Agreement") with Wachovia Bank. The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company's cash and cash equivalents. An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement has an initial term of three years. Approximately $2.3 million of the $27.5 million available under the Agreement collateralizes a letter of credit required by a lease for the Company's office space. The Company plans to use the facility for short-term working capital and general corporate purposes, including potential acquisitions of complementary businesses and technologies. The Company's previous line of credit with Congress Financial was terminated in April 2002 as part of this transaction. There were no borrowings under the new or previous line of credit at March 31, 2002.

  In April 2002, an officer of the Company borrowed $175,000 from the Company. This note accrues interest at 8.0% with the principal sum and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of the borrower's stock holdings or on the date of termination of the borrower's employment with the Company. This note is collateralized by the borrower's stock holdings in the Company, future cash bonuses which may become payable and a second lien on the officer's residence.

  On April 4, 2002 the Company posted a $4.8 million civil supersedeas bond with the Circuit Court of the Sixth Judicial District in and for the State of Florida. The purpose of the bond was to secure a stay of the Circuit Court's judgment pending the Company's appeal of the Court decision in the Seth Joseph arbitration more fully described in Note 4 - Legal Proceedings. The bond amount represents judgment award plus two times the estimated interest. This allows the Company to continue its appeal of the Seth Joseph arbitration award. The Company believes its appeal is meritorious and plans to pursue the appeal vigorously.
#

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

       The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially. In evaluating these statements, you should specifically consider various risks and uncertainties, including fluctuations in operating results, changes in the United States and worldwide economy and fluctuations in capital expenditures within the telecommunications industry, our dependence on a limited number of products and uncertainties of the market for our current and planned products, technological change, our dependence on growth of the Internet, competition, our dependence on a limited number of major customers, our dependence on contract manufacturers and suppliers, our products may not continue to meet changing regulatory and industry standards, our ability to achieve sustained operating profitability, our dependence on key personnel, the significant influence of our principal stockholder, our dependence on proprietary technology, the volatility of our market price, the sale of a significant number of our shares pursuant to future sales contracts could depress the price of our stock, the effect that anti-takeover provisions have on the price of our common stock and past and future litigation risk, as outlined under the caption "Factors that May Affect Future Results" set forth at the end of Item 1 in our Annual Report filed on Form 10-K and such other risks and uncertainties contained from time to time in our other filings with the SEC. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.


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

   The Company's two product lines are Network Information Computers ("NIC") and Network Access Agents ("NAA"). Network Information Computers are portable instruments for the installation and maintenance testing of advanced, high-speed networks and transmission equipment. The NIC product family provides diagnostic capabilities for testing the performance of both optical and legacy electrical networks with an array of communications standards and transmission rates. NAAs are unattended, software-controlled, performance monitoring and diagnostic systems permanently installed within optical-based networks. NAAs embed the capabilities of our portable Network Information Computers within a customer's network infrastructure, allowing centralized remote network management.

   The Company's portable NICs and network-embedded NAAs are software-based, modular products that combine a multitude of test functions in a single integrated solution, including SONET/SDH, T-carrier/PDH, ATM, and POS analysis. The recent migration of these products to next-generation platforms has enabled the accelerated introduction of new modules and product line enhancements. As a result, customers utilizing these products are able to enjoy the advanced and feature-rich functionality provided by these new enhancements while protecting their original investment. These expanded diagnostic and management capabilities are designed for communications service providers and equipment manufacturers, enabling them to deploy advanced solutions to markets of their current focus -- including both metropolitan and long-haul Dense Wavelength Division Multiplexing (DWDM) and Internet Protocol (IP) networks.


   During the first quarter of 2002, the Company announced significant enhancements to its NIC and NAA product lines. These enhancements include:

      * A Gigabit Ethernet (GigE) Module comprised of two fully independent ports configurable for LX (single-mode fiber, 1310 nm) or SX (multi-mode fiber, 850 nm) gigabit network topologies. This module enables packet-level testing as well as the more traditional bit-error testing on GigE traffic. With the integration of the GigE module into the NIC or NAA, network providers can now test their high-speed optical network and IP traffic with a single platform solution.

      * An eight-port, comprehensive 10-Gbps solution for ultra-high-density optical network test and turn-up. This new functionality increases the port density to up to eight channels in a single portable NIC or to over 16 channels in an NAA. This expanded port capacity greatly decreases turn-up time and significantly lowers the cost of provisioning high-speed networks.


      * An Optical Spectrum Analyzer (OSA) module with both C & L band (1525 nm to 1603 nm), which provides optical spectrum measurements and an enhanced graphical touch-screen interface, including zoom, auto-scan, and snapshot-graphic save functionality. When this module is integrated into a NIC or NAA, network technicians can complete a full complement of optical physical measurements, as well as perform a comprehensive bit-error-rate analysis with a single solution.


      * An innovative Element Management System (EMS) for the integrated NAA platform, which enables concurrent management of multiple NAAs within a network. This new Java(TM)-based EMS is a multi-user solution offering remote dial-in, network-wide configuration control, test access, and security to protect and manage test results. The new EMS was designed with an intuitive graphical interface for easy system configuration and testing.


   The new modules and add-ons are expected to be generally available in the second quarter of 2002.


   The Company's net sales are generated from sales of its products less an estimate for customer returns. We expect that the average selling price ("ASP") of our NIC and NAA products will fluctuate based on a variety of factors, including product configuration, potential volume discounts to customers, the timing of new product introductions and enhancements and the introduction of competitive products. Because the cost of goods sold tends to remain relatively stable for any given product, fluctuations in the ASP may have a material adverse effect on our business, financial condition and results of operations.

   The Company primarily sells its products through a direct sales force to telecommunications service providers and network equipment manufacturers. The Company sells to international markets through international distributor channels with some direct sales and sales support. Sales of our products have tended to be concentrated with a few major customers and we expect sales will continue to be concentrated with a few major customers in the future. For the three months ended March 31, 2002 our largest customer, Test Equipment Remarketers, accounted for 18% of total sales. No other customer accounted for more than 10%.

   The Company has not entered into long-term agreements or blanket purchase orders for the sale of its products. It generally obtains purchase orders for immediate shipment. The Company does not expect to carry substantial backlog from quarter to quarter in the future. Our sales during a particular quarter are highly dependent upon orders placed by customers during that quarter. Most of our operating expenses are fixed and cannot be easily reduced in response to decreased revenues. Variations in the timing of revenues could cause significant variations in results of operations from quarter to quarter and result in continuing quarterly losses. The deferral of any large order from one quarter to another would negatively affect the results of operations for the earlier quarter. The Company must obtain orders during each quarter for shipment in that quarter to achieve revenue and profit objectives.

   Reduced customer capital expenditures and the overall economic weakness caused the Company to incur net operating losses beginning in the third quarter of 2001. In October 2001 and January 2002, the Company took certain measures to reduce its future operating costs. These measures included a reduction in force, pay cuts for management and other expense reduction actions. The Company can give no assurance as to whether its revenues will return to previous levels or when it will return to profitability.

#

BUSINESS OUTLOOK

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

   In January 2002, we announced a program for rescaling our business in response to the current market environment. Specific actions taken as part of our plan include:

   Reducing Cost. We have taken immediate steps during the last two quarters of 2001 and in January of 2002 to reduce costs. These initiatives included a reduction in workforce and expenses that we expect will reduce expenses by approximately $14-16 million on an annualized basis beginning in the second quarter of 2002. With the successful migration of our current product lines to next-generation platforms, we began outsourcing manufacturing activities with Jabil Circuit, Inc. in January of 2002. We expect this to further reduce operating expenses associated with manufacturing overhead and lower the carrying risks of inventory during economically driven shifts in customer demand.

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


#

RESULTS OF OPERATIONS

   The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001. The following table summarizes the approximate changes in selected operating items and includes dollar changes, percentage changes and percent of net sales to facilitate the discussions that follow (in millions).

                                                                      AMOUNT      PERCENT
                                          QUARTER ENDED               CHANGE       CHANGE                 PERCENT OF
                                         ---------------             --------     --------                NET SALES
                                   MARCH 31,          MARCH 31,        FAV/         FAV/               ---------------
                                      2002              2001          (UNFAV)     (UNFAV)           2002             2001
                                   ----------        ----------     ----------   ----------      ----------       ----------
Net sales                          $      6.3        $     34.4          (28.1)          82 %           100 %            100 %

Cost of goods sold                       (3.5)            (10.5)           7.0           66              56               30
                                   ----------        ----------     ----------                   ----------       ----------

Gross profit                              2.8              23.9          (21.1)         (88)             44               70

Engineering and development              (3.3)             (3.6)           0.3            8              53               11

Sales and marketing                      (2.5)             (5.0)           2.5           51              39               15

General and administrative               (1.4)             (1.6)           0.2           11              22                4

Restructuring charges                    (1.3)               --           (1.3)        (100)             21               --
                                   ----------        ----------     ----------                   ----------       ----------


   Total operating expenses              (8.5)            (10.2)           1.7           17             135               30
                                   ----------        ----------     ----------                   ----------       ----------

Operating income (loss)                  (5.7)             13.7          (19.4)        (142)             91               40

Other income, net                         0.2               0.4           (0.2)         (58)              3                1
                                   ----------        ----------     ----------                   ----------       ----------

Income (loss) before income
taxes                                    (5.5)             14.1          (19.6)        (139)             88               41


Provision for income taxes                 --              (1.1)           1.1          100              --               (3)
                                   ----------        ----------     ----------                   ----------        ----------

Net income (loss)                  $     (5.5)       $     13.0          (18.5) %      (143)             88 %              38 %
                                   ==========        ==========     ==========                   ==========        ==========


Net Sales

   Net sales for the quarter ended March 31, 2002 decreased $28.1 million, or 82%, to $6.3 million from $34.4 million for the quarter ended March 31, 2001. Sales to existing customers during the quarter ended March 31, 2002 represented 79% of sales, or $5.0 million as compared to 97% of sales, or $33.2 million for the quarter ended March 31, 2001. During the first quarter of 2002, the Company shipped 134 total units (including 3 NAA's) at an average sales price ("ASP") of $45,498, as compared to 395 total units (including 15 NAA's) at an ASP of $85,087 during the first quarter of 2001. The decrease in ASP (which is shown gross of the estimate for product returns) relates to lower competitor pricing caused by a significant decrease in capital spending by telecommunications carriers and equipment manufacturers. International sales for the quarter ended March 31, 2002, as a percentage of total sales, increased 28% to 43% of total sales as compared to 15% of total sales for the quarter ended March 31, 2001.

Cost of Goods Sold

   Cost of goods sold for the quarter ended March 31, 2002 decreased by $7.0 million to $3.5 million as compared to $10.5 million for the quarter ended March 31, 2001. The decrease in cost of goods sold was due to a reduction in volume of units sold offset by a $0.5 million charge related to the outsourcing of manufacturing operations.

Gross Profit

   Gross profit for the quarter ended March 31, 2002 decreased by $21.1 million to $2.8 million from $23.9 million for the quarter ended March 31, 2001. Gross margin for the first quarter of 2002 decreased to 44% from 70% during the first quarter of 2001. The decrease in gross profit was due to a reduction in volume of units sold and lower ASP, offset by a $0.5 million charge related to the outsourcing of manufacturing operations.

Engineering and Development

   Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended March 31, 2002 decreased by $0.3 million to $3.3 million from $3.6 million for the quarter ended March 31, 2001. The dollar decrease was due to lower salary and other expenses as a result of the Company's reduction in force initiatives implemented in October 2001 and January 2002.

Sales and Marketing

   Sales and marketing expenses principally include salaries, commissions, travel, tradeshows, promotional materials and warranty expenses. Sales and marketing expenses for the quarter ended March 31, 2002 decreased by $2.5 million to $2.5 million from $5.0 million for the quarter ended March 31, 2001. The dollar decrease is directly related to lower commissions resulting from the decreased sales activity, along with lower salary and other expenses as a result of the Company's reduction in force initiatives implemented in October 2001 and January 2002.

General and Administrative

   General and administrative expenses principally include salaries, professional fees, facility rentals, compensation and information systems related to general management functions. General and administrative expenses for the quarter ended March 31, 2002 decreased by $0.2 million to $1.4 million from $1.6 million for the quarter ended March 31, 2001. The dollar decrease was due to lower salary and other expenses as a result of the Company's reduction in force initiatives implemented in October 2001 and January 2002.

Restructuring Charges

   In October 2001, the Company's board of directors approved a reduction in force of 38 employees and consultants across all departments and instituted temporary executive salary reductions of up to 20%. The overall objective of the initiative was to lower operating costs and improve efficiency. All affected employees were terminated in October 2001 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of $500,000 in 2001 related to this cost reduction program. The costs included in a restructuring charge for severance payments to employees included in the reduction in force, legal costs associated with the cost reduction program and remaining lease liabilities on the Company's facility in New Jersey. In January 2002, the board of directors approved additional cost reduction initiatives aimed at further reducing operating costs. These included a second reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production. All affected employees were terminated in January 2002 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of $1.3 million in the first quarter of 2002.

   The costs associated with both of these actions are expected  to  be paid by
January  2003.   Activity associated with the restructuring charges during  the quarter ended March 31, 2002 was as follows:

                         	Balance          Additions      Payments/    Balance at March
                              at December 31,                  Reductions       31, 2002
                                 2001
                              ---------------    ---------     ----------    ----------------
                                                         (in thousands)
Severance                      $    79          $    1,266      $   (782)        $    563
Legal and other expenses            87                  34            (8)             113
Lease payments                     118                  --           (32)              86
                               -------          ----------      ---------        --------
                               $   284          $    1,300      $   (822)        $    762
                               =======          ==========      =========        ========

Other Income, net

   Other income for the quarter ended March 31, 2002 decreased by $0.2 million to $0.2 million from $0.4 million for the quarter ended March 31, 2001. This primarily represents interest earned on invested cash balances partially offset by fees related to a credit facility and interest expense on capital lease obligations.




Provision for Income Taxes

   No provision for income taxes was made for the quarter ended March 31, 2002 due to the Company's net loss of $5.5 million. The provisions for income taxes for the quarter ended March 31, 2001 reflected income taxes due at federal statutory rates and state income taxes, net of federal benefit. The effective income tax rate was 8% for the first quarter of 2001. The effective rates differ from the federal and state statutory rates (net of federal benefit) due to the recognition of deferred tax assets previously not recognized due to management's uncertainty as to their realization. As of the first quarter of 2001, the remaining deferred tax asset was recognized resulting in a benefit of $4.3 million which offset the otherwise recognized tax expense of $5.4 million resulting in a net tax expense of $1.1 million or 8%.

Net Income or Loss

   Net loss for the quarter ended March 31, 2002 was $5.5 million or $0.18 per diluted share compared with net income of $13.0 million or $0.40 per diluted share for the quarter ended March 31, 2001 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

   As of March 31, 2002, the Company's cash and cash equivalents were approximately $45.3 million, a decrease of $5.8 million from December 31, 2001. As of March 31, 2002, the Company's working capital was approximately $60.1 million as compared to $64.8 million at December 31, 2001. During 2001, the Company reported net income of $2.8 million and cash flows from operations of $20.8 million. For the quarter ended March 31, 2002 the Company reported a net loss of $5.5 million and cash used by operations of $6.2 million. The Company had an accumulated deficit of $12.0 million at March 31, 2002.

   Beginning in the third quarter of 2001 through the quarter ended March 31, 2002, the Company experienced combined operating losses of $31.1 million. The Company expects to continue to incur operating losses through 2002. Management has taken actions to increase net sales and significantly reduce cost of goods sold, operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues.

   The Company continues to consider various financing alternatives, including other equity or debt issuances (the "Financing Sources"). The Company anticipates that its existing cash and cash equivalents and anticipated cash flow from operations together with funds provided from the line of credit with Wachovia Bank will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next twelve months. The anticipated cash flow from operations assumes the Company achieves a level of sales that is sufficient to offset expected operating expenses. In the event that these sales levels are not attained, the Company may be required to use its cash reserves to fund operations or supplement its working capital with additional funding or financing alternatives. There can be no assurance, however, that the Company will achieve sufficient sales levels or that adequate additional financing will be available when needed or if available on terms acceptable to the Company.

Operating Activities

   Net cash used by operating activities for the three months ending March 31, 2002 was $6.2 million. This was primarily the result of the net loss of $5.5 million, an increase in accounts receivable of $0.5 million, increases in prepaid and other assets of $1.9 million and a decrease in accounts payable and accrued expenses of $0.6 million. These were partially offset by non-cash expenses consisting primarily of a restructuring charge of $1.3 million, depreciation and amortization of $0.9 million and a $0.2 million decrease in inventory.

   Net cash provided by operating activities for the year three months ending March 31, 2001 was $8.3 million. This was primarily the result of net income of $13.0 million, accompanied by non-cash expenses of income tax benefit from stock option exercises of $1.1 million and depreciation and amortization of $0.8 million. This was partially offset by increases in accounts receivable of $1.9 million, inventory of $3.3 million and prepaid and other assets of $0.5 million along with a decrease in accounts payable and accrued expenses of $1.1 million.


Investing Activities

   Net cash used in investing activities for  the  three months ended March 31,
2002  and  2001,  was  $0.2 million and $0.4 million, respectively.   Investing
activities related to purchases of property and equipment.

Financing Activities

   Net cash provided by financing activities for the three months ended March 31, 2002 was $0.7 million. This was primarily the result of an advance from a short term note payable related to insurance premiums and net proceeds from employee exercises of stock options. This was partially offset by principal payments on capital lease obligations.

   Net cash provided by financing activities for the three months ended March 31, 2001 was $0.4 million. This was primarily the result of net proceeds from employee exercises of stock options partially offset by principal payments on capital lease obligations.

Line of Credit

   In April 2002, the Company entered into a Revolving Credit and Security Agreement ("the Agreement") with Wachovia Bank. The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company's cash and cash equivalents. An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement has an initial term of three years. Approximately $2.3 million of the $27.5 million available under the Agreement collateralizes a letter of credit required by a lease for the Company's office space. The Company plans to use the facility for short-term working capital and general corporate purposes, including potential acquisitions of complementary businesses and technologies. The Company's previous line of credit with Congress Financial was terminated in April 2002 as part of this transaction. There were no borrowings under the new or previous line of credit at March 31, 2002.

Legal Proceedings

   As discussed more fully in the Notes to the Consolidated Condensed Financial Statements Note 4 - Legal Proceedings, the Company is currently appealing the judgment of the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida, that awarded $3.9 million plus attorneys' fees to a former officer and director of the Company. As of March 31, 2002 no amounts under this award have been paid. On April 4, 2002 the Company posted a civil supersedeas bond in the amount of $4.8 million to secure a stay of enforcement of the Circuit Court judgment pending the Company's appeal.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   We are not exposed to fluctuations in currency exchange rates because all of our sales are invoiced in U.S. dollars. We are exposed to the impact of interest rate changes on our short-term cash investments, consisting of U.S. Treasury obligations and other investments in respect of institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to our investment income.

                                     PART II

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

   On November 23, 1999, Seth P. Joseph, a former officer and director of the Company commenced arbitration proceedings against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute and breach of an indemnification agreement and the Company bylaws. As relief, Mr. Joseph sought $500,000, attorneys' fees, interest and stock options for 656,666 shares of the Company's common stock exercisable at a price of $5.25 per share. The Company filed an answer denying Mr. Joseph's allegations and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph seek repayment of loans totaling approximately $113,000 plus interest. Mr. Joseph subsequently dismissed without prejudice all of his claims other than his claim under the Whistleblower Statute. The arbitration hearing on Mr. Joseph's Whistleblower claim and the Company's counterclaims concluded on October 5, 2001. The parties submitted proposed findings to the arbitrator on October 17, 2001. As part of his proposed findings, Mr. Joseph sought an award of $48 million and attorneys' fees and costs. On November 9, 2001, the Company was notified of the arbitrator's decision that awarded Mr. Joseph the sum of approximately $3.7 million and attorneys' fees and costs. On December 20, 2001, the arbitrator issued a corrected award and awarded Mr. Joseph the sum of $3.9 million and attorneys' fees and costs in amounts yet to be determined. On January 23, 2002, Mr. Joseph filed a motion seeking the award of $1.1 million in attorneys' fees, costs and interest thereon.

   On December 26, 2001, the Company filed a petition to vacate or modify the arbitration award in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida, in an action entitled Digital Lightwave, Inc. v. Seth P.
Joseph, Case No. 01-9010C1-21. The Company filed an amended petition on December 26, 2001, following the corrected arbitration award. Subsequently, Mr. Joseph filed a cross-motion to confirm the arbitration award. Oral argument on the Company's petition and Mr. Joseph's cross-motion was heard by the Court on February 27, 2002. On March 26, 2002, the Court denied the Company's petition to vacate the arbitration award, granted Mr. Joseph's cross-motion to confirm the award, and entered a judgment in favor of Mr. Joseph in the amount of $4.0 million including interest. The Company is appealing the decision and judgment of the Circuit Court. On April 4, 2002 the Company posted a civil supersedeas bond in the amount of $4.8 million, which represents the amount of the judgment plus two times the estimated interest, to secure a stay of enforcement of the Circuit Court judgment pending the Company's appeal. The Company has recorded an accrual of $4.1 million related to this arbitration as of March 31, 2002. The Company believes its appeal is meritorious and intends to pursue the appeal vigorously.

   In January 2002, an employee terminated as part of the Company's October 2001 restructuring initiatives, filed a lawsuit claiming the Company wrongly discharged the employee and has withheld payments due the employee. The suit does not seek a specified amount of damages, but does claim that the 2001 compensation plan presented to the employee in October 2001 unfairly lowered the employee's salary. The plaintiff seeks attorneys' fees, interest and punitive damages. The Company has responded to the complaint and denied the substantive allegations therein. The Company intends to defend against these claims vigorously.

   In March 2002 a former employee filed a lawsuit claiming the Company breached the employee's severance agreement by paying the employee less than the agreement provided. The suit seeks damages in excess of $100,000. The Company has responded to the complaint and denied the substantive allegations therein. The Company intends to vigorously defend the action.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5.    OTHER INFORMATION

   In April 2002, the Company entered into a Revolving Credit and Security Agreement ("the Agreement") with Wachovia Bank. The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company's cash and cash equivalents. An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement has an initial term of three years. Approximately $2.3 million of the $27.5 million available under the Agreement collateralizes a letter of credit required by a lease for the Company's office space. The Company plans to use the facility for short-term working capital and general corporate purposes, including potential acquisitions of complementary businesses and technologies. The Company's previous line of credit with Congress Financial was terminated in April 2002 as part of this transaction. There were no borrowings under the line of credit at March 31, 2002.

       On April 4, 2002 the Company posted a $4.8 million civil supersedeas bond with the Circuit Court of the Sixth Judicial District in and for the State of Florida. The purpose of the bond was to secure a stay of the Circuit Court's judgment pending the Company's appeal of the Court decision in the Seth Joseph arbitration more fully described in Part II, Item 1. Legal Proceedings. The bond amount represents judgment award plus two times the estimated interest. This allows the Company to continue its appeal of the Seth Joseph arbitration award. The Company believes its appeal is meritorious and plans to pursue the appeal vigorously.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

      A list of exhibits is set forth in the Exhibit Index found on page 17 of the report.

   (b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the period covered by this Report.


                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        Digital Lightwave, Inc.

                                        By:  /s/   BRYAN J. ZWAN
                                        ---------------------------------------
                                             Bryan J. Zwan
                                             Chairman of the Board,
                                             Chief    Executive   Officer   and
                                             President
                                             (Principal Executive Officer)

                                             Date:  May 7, 2002


                                        By:  /s/   MARK E. SCOTT
                                        ---------------------------------------
                                             Mark E. Scott
                                             Vice President, Finance,
                                             Chief   Financial    Officer   and
                                             Secretary
                                             (Principal Accounting Officer)

                                             Date: May 7, 2002



#

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                    DESCRIPTION
10.27+   Revolving Credit and Security Agreement between the Company and Wachovia Bank
10.28+   Form of Revolving Credit Note issued to Wachovia Bank
10.29*+  Agreement between Jim Green and the Company
10.30+   Civil Supersedeas Bond Filed in the Circuit Court of the Sixth Judicial Circuit in and for the State of Florida

______________
*  Indicates management contract or compensatory plan or arrangement.

+  Indicates such Exhibit is filed herewith.


#