Form 10-Q
period 2002-08-14
DIGITAL LIGHTWAVE INC
filed 2002-08-14
CIK 1016100

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          ___________________________

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002, OR

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

                       YES  [X]  NO  [ ]

      The number of shares outstanding of the Registrant's Common Stock as of August 12, 2002 was 31,371,681.



                                       #

                             DIGITAL LIGHTWAVE, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE PERIOD ENDED JUNE 30, 2002

                                      INDEX


                                                                         PAGE

                        PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Condensed Financial Statements:

          Consolidated Condensed Balance Sheets-June 30, 2002
          (Unaudited) and December 31, 2001..........................     1

          Consolidated Condensed Statements of Operations (Unaudited)
          Three Months Ended June 30, 2002 and June 30, 2001.........     2

          Consolidated Condensed Statements of Operations (Unaudited)
          Six Months Ended June 30, 2002 and June 30, 2001...........     3

          Consolidated Condensed Statements of Cash Flows  (Unaudited)
          Six Months Ended June 30, 2002 and June 30, 2001...........     4

          Notes to Consolidated Condensed Financial Statements
          (Unaudited)................................................     5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................    11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.    20

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..........................................    21

Item 4.   Submission of Matters to a Vote of Security Holders........    22

Item 5.   Other Information .........................................    22

Item 6.   Exhibits and Reports on Form 8-K...........................    23

SIGNATURES...........................................................    24

EXHIBIT INDEX........................................................    25


                                       #

      PART I

                              FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             DIGITAL LIGHTWAVE, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   JUNE 30,               DECEMBER 31,
                                                                                     2002                     2001
                                                                                --------------           --------------
                                                                                  (UNAUDITED)
                                                           ASSETS
Current assets:
    Cash and cash equivalents                                                    $      16,114            $      51,044
    Restricted cash and cash equivalents                                                12,839                       --
    Short-term investments                                                              14,690                       --
    Accounts receivable, less allowance of $1,483 and $5,900, respectively               7,143                    7,638
    Inventories, net                                                                    15,457                   16,565
    Prepaid expenses and other current assets                                            3,151                      895
                                                                                 -------------            -------------
                 Total current assets                                                   69,394                   76,142
Property and equipment, net                                                             10,947                    9,917
Other assets                                                                               209                      203
                                                                                 -------------            -------------
                 Total assets                                                    $      80,550            $      86,262
                                                                                 =============            =============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                     $       7,920            $       7,287
    Accrued litigation charge                                                            4,650                    4,100
    Notes payable                                                                          361                       --
                                                                                 -------------            -------------
                 Total current liabilities                                              12,931                   11,387
    Revolving credit facility                                                           10,000                       --
    Other long-term liabilities                                                            815                      809
                                                                                 -------------            -------------
                 Total liabilities                                                      23,746                   12,196
                                                                                 -------------            -------------
Stockholders' equity:
    Preferred stock, $.0001 par value; authorized 20,000,000
                 shares; no shares issued or outstanding                                    --                       --
    Common stock, $.0001 par value; authorized 200,000,000
                 shares; issued and outstanding 31,371,681 and
                 31,269,723 shares in 2002 and 2001, respectively                            3                        3
    Additional paid-in capital                                                          80,817                   80,511
    Accumulated deficit                                                                (24,020)                  (6,448)
    Accumulated other comprehensive income                                                   4                       --
                                                                                 -------------            -------------
                  Total stockholders' equity                                            56,804                   74,066
                                                                                 -------------            -------------
                 Total liabilities and stockholders' equity                      $      80,550            $      86,262
                                                                                 =============            =============

The accompanying notes are an integral part of these consolidated condensed financial statements.
#

                            DIGITAL LIGHTWAVE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                                 THREE MONTHS ENDED
                                                                                     JUNE  30,
                                                                                --------------------
                                                                              2002                2001
                                                                          ------------        ------------
Net sales                                                                 $      4,214        $     34,517
Cost of goods sold                                                               8,370              10,423
                                                                          ------------        ------------
     Gross profit (loss)                                                        (4,156)             24,094
                                                                          ------------        ------------
Operating expenses:
     Engineering and development                                                 3,461               3,773
     Sales and marketing                                                         2,331               4,866
     General and administrative                                                  1,695               2,383
     Litigation charge                                                             550                   -
                                                                          ------------        ------------
                            Total operating expenses                             8,037              11,022
                                                                          ------------        ------------
Operating income (loss)                                                        (12,193)             13,072
Other income, net                                                                  168                 444
                                                                          ------------        ------------
Income (loss) before income taxes                                              (12,025)             13,516
Provision for income taxes                                                           -               4,193
                                                                          ------------        ------------
                            Net income (loss)                             $    (12,025)       $      9,323
                                                                          ============        ============
Per share of common stock:
     Basic net income (loss) per share                                    $      (0.38)       $       0.30
                                                                          ============        ============
     Diluted net income (loss) per share                                  $      (0.38)       $       0.28
                                                                          =============       ============
     Weighted average common shares outstanding                              31,356,470         30,851,260
                                                                          =============       ============
     Weighted average common and common equivalent shares outstanding        31,356,470         32,731,565
                                                                          =============       ============



The accompanying notes are an integral part of these consolidated condensed financial statements.
#

                            DIGITAL LIGHTWAVE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)



                                                                                  SIX MONTHS ENDED
                                                                                     JUNE  30,
                                                                                --------------------
                                                                              2002                2001
                                                                          ------------        ------------
Net sales                                                                 $     10,513        $     68,935
Cost of goods sold                                                              11,913              20,922
                                                                          ------------        ------------
     Gross profit (loss)                                                        (1,400)             48,013
                                                                          ------------        ------------
Operating expenses:
     Engineering and development                                                 6,793               7,411
     Sales and marketing                                                         4,789               9,891
     General and administrative                                                  3,082               3,943
     Restructuring charge                                                        1,300                   -
     Litigation charge                                                             550                   -
                                                                          ------------        ------------
                            Total operating expenses                            16,514              21,245
                                                                          ------------        ------------
Operating income (loss)                                                        (17,914)             26,768
Other income, net                                                                  342                 854
                                                                          ------------        ------------
Income (loss) before income taxes                                              (17,572)             27,622
Provision for income taxes                                                           -               5,320
                                                                          ------------        ------------
                            Net income (loss)                             $    (17,572)       $     22,302
                                                                          ============        ============
Per share of common stock:
     Basic net income (loss) per share                                    $      (0.56)       $       0.73
                                                                          ============        ============
     Diluted net income (loss) per share                                  $      (0.56)       $       0.69
                                                                          ============        ============
     Weighted average common shares outstanding                             31,332,766          30,691,928
                                                                          ============        ============
     Weighted average common and common equivalent shares outstanding       31,332,766          32,444,532
                                                                          ============        ============



The accompanying notes are an integral part of these consolidated condensed financial statements.
#

                            DIGITAL LIGHTWAVE, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                             --------------------
                                                                            2002               2001
Cash flows from operating activities:                                    ----------         ----------
    Net income (loss)                                                    $  (17,572)        $   22,302
    Adjustments to reconcile net income to cash (used in)  provided by operating activities:
            Depreciation and amortization                                     1,762              1,603
            Loss on disposal of property                                         41                 12
            Provision for uncollectible accounts                                 --                252
            Provision for excess and obsolete inventory                       6,000                 --
            Income tax benefit from stock options                                --              5,320
            Restructuring charges                                             1,300                 --
    Changes in operating assets and liabilities:
            Decrease (increase) in accounts receivable                          495            (10,811)
            Increase in inventories                                          (7,079)            (2,443)
            Increase in prepaid expenses and other assets                    (2,115)              (426)
            Decrease in accounts payable and accrued expenses                  (261)            (2,125)
            Increase in accrued litigation charge                               550                 --
                                                                         ----------         ----------
            Net cash (used in) provided by operating activities             (16,879)            13,684
                                                                         ----------         ----------
Cash flows from investing activities:
    Purchases of short-term investments                                     (14,690)                --
    Increase in restricted cash and cash equivalents                        (12,839)                --
    Purchases of property and equipment                                        (749)            (1,160)
    Increase in notes receivable                                               (175)              (200)
                                                                         ----------         ----------
            Net cash used in investing activities                           (28,453)            (1,360)
                                                                         ----------         ----------
Cash flows from financing activities:
    Proceeds from notes payable                                                 811                 --
    Principal payments on notes payable                                        (451)                --
    Borrowing under revolving credit facility                                10,000                 --
    Proceeds from sale of common stock                                          306              2,832
    Payments received from lease receivables                                     --                 33
    Principal payments on capital lease obligations                            (268)              (268)
                                                                         ----------         ----------
            Net cash  provided by financing activities                       10,398              2,597
                                                                         ----------         ----------
Net (decrease) increase in cash and cash equivalents                        (34,934)            14,921
Effect of translation adjustment                                                  4                 --
Cash and cash equivalents at beginning of period                             51,044             30,481
                                                                         ----------         ----------
Cash and cash equivalents at end of period                               $   16,114         $   45,402
                                                                         ==========         ==========
Other supplemental disclosures:
    Cash paid for interest                                               $       19         $       34
    Fixed assets capitalized from inventory                              $    2,186         $      753




The accompanying notes are an integral part of these consolidated condensed financial statements.
#

                            DIGITAL LIGHTWAVE, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
1.  BASIS OF PRESENTATION

   The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the "Company", "Digital Lightwave", "us," "we," "our," etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Form 10-K for the period ended December 31, 2001.

2.  NEW SUBSIDIARIES AND BRANCH OFFICES

   During the second quarter of 2002, two new subsidiaries were formed. Digital Lightwave Asia Pacific Pty, Ltd. is based in Australia and provides sales and sales support in the Asia Pacific region. Digital Lightwave Latino Americana Ltda. is based in Brazil and provides sales and sales support in Latin America. All significant intercompany transactions and balances are eliminated in consolidation. The translation adjustment that results when converting the financial statements of these subsidiaries from their local currencies to US dollars is recorded as a component of other comprehensive income.

   During the second quarter of 2002, four new offices were established. The offices are located in Australia, China, Taiwan and Brazil and will provide sales and sales support for those respective countries. The offices in Australia, China and Taiwan will be managed by Digital Lightwave Asia Pacific Pty, Ltd. and the office in Brazil will be managed by Digital Lightwave Latino Americana Ltda.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SHORT-TERM INVESTMENTS

   The Company's short-term investments consist of highly liquid debt instruments with strong credit ratings and remaining maturities of less than one year. Commercial paper investments with a maturity greater than three months, but less than one year at the time of purchase are considered to be short-term investments. The Company classifies its existing short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards No, 115, "Accounting For Certain Investments In Debt And Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income. Gains or losses on securities sold are recorded as other income (loss) in the consolidated statement of operations based on the specific identification method.

ACCOUNTS RECEIVABLE

   The balance in accounts receivable includes approximately $7.4 million in trade receivables, $1.5 million in the allowance for doubtful accounts, $0.8 million in a receivable from Jabil Circuit, Inc. and approximately $0.4 million in other miscellaneous receivables.

   The reduction in the allowance for doubtful accounts was primarily attributable to the write-off of uncollectible balances and the repossession of approximately $3.5 million in product that was previously deemed uncollectible and included in the allowance for doubtful accounts. The repossessed products were taken from customers in financial difficulty through the collection efforts of the Company. Since these balances were previously reserved, the original cost of the repossessed units was charged against the allowance for doubtful accounts when the units were returned to inventory.

#

INVENTORY

  Inventories are stated at the lower of cost (first-in, first-out) or market. The Company records a provision for excess and obsolete inventory whenever such an impairment has been identified.

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

  For domestic sales, delivery generally occurs when product is delivered to a common carrier. Demonstration units sold to international distributors are considered delivered when the units are delivered to a common carrier. An allowance is provided for sales returns based on historical experience.

  For sales made under an OEM arrangement, delivery generally occurs when the product is delivered to a common carrier. OEM sales are defined as sales of the Company's products to a third party that will market the products under their brand.

  For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class.
Otherwise, the Company accounts for the trade-in sale as a nonmonetary transaction and follows the guidance found in Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions" and related interpretations. Revenue and cost of sales are recorded based upon the cash portion of the transaction. The remaining costs associated with the new units are assigned to the units received on trade. When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction.

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

TRADE-IN REVENUE

  For the quarter ended June 30, 2002 the Company recorded approximately $1.3 million in revenue from transactions that included a trade-in component. For the six months ended June 30, 2002 the Company recorded approximately $2.0 million in revenue from transactions that included a trade-in component.
#

  4.  INVENTORIES

   Inventories at June 30, 2002 and December 31, 2001 are summarized as follows:

                                                 JUNE 30,        DECEMBER 31,
                                                   2002              2001
                                                ----------         ----------
                                                        (IN THOUSANDS)
Raw materials                                   $   10,795         $    9,341
Work-in-process                                      4,701              6,417
Finished goods                                       5,724              4,640
In transit                                           2,332                 --
Provision for excess and obsolete inventory         (8,095)            (3,833)
                                                ----------         ----------
                                                $   15,457    $        16,565
                                                ==========         ==========

   In December 2001, the Company signed a manufacturing service agreement with Jabil Circuit, Inc. ("Jabil"), a leading provider of technology manufacturing services with a customer base of industry-leading companies. Under the terms of the agreement, Jabil will serve as the Company's primary contract manufacturer for the Company's circuit board and product assembly and will also provide engineering design services. Jabil's cumulative purchases from the Company have been approximately $12.0 million through June 30, 2002. As of June 30, 2002, the Company was committed to purchase $5.7 million of finished goods from Jabil through 2002. Under the terms of the agreement, Jabil will continue to purchase the Company's existing inventory to fulfill orders until the Company's present inventory is depleted to safety stock levels.

   At June 30, 2002 inventories included approximately $3.1 million of trade-in products.

   In June 2002, the Company recorded a $6.0 million provision for excess and obsolete inventory. When evaluating the adequacy of the reserve for excess and obsolete inventory the Company analyzes current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of products.


5.  COMPUTATION OF NET INCOME  (LOSS) PER SHARE

   Basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. For the three months and six months ended June 30, 2002, diluted loss per share, which includes the effect of incremental shares from common stock equivalents using the treasury stock method, is not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 119,215 and 168,916 for the three months and six months ended June 30, 2002, respectively. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                       --------------------------------
                                                           2002               2001
                                                       -----------        -----------
Basic:
    Weighted average common shares outstanding          31,356,470         30,851,260
    Total basic                                         31,356,470         30,851,260
Diluted:
    Incremental shares for common stock equivalents             --          1,880,305
    Total dilutive                                      31,356,470         32,731,565

#

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                      --------------------------------
                                                           2002              2001
                                                       -----------        -----------
Basic:
    Weighted average common shares outstanding          31,332,766         30,691,928
    Total basic                                         31,332,766         30,691,928
Diluted:
    Incremental shares for common stock equivalents             --          1,752,604
    Total dilutive                                      31,332,766         32,444,532

6.  LEGAL PROCEEDINGS

   On November 23, 1999, Seth P. Joseph, a former officer and director of the Company commenced arbitration proceedings against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute and breach of an indemnification agreement and the Company bylaws. As relief, Mr. Joseph sought $500,000, attorneys' fees, interest and stock options for 656,666 shares of the Company's common stock exercisable at a price of $5.25 per share. The Company filed an answer denying Mr. Joseph's allegations and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph sought repayment of loans totaling approximately $113,000 plus interest. Mr. Joseph subsequently dismissed without prejudice all of his claims other than his claim under the Whistleblower Statute. The arbitration hearing on Mr. Joseph's Whistleblower claim and the Company's counterclaims concluded on October 5, 2001. The parties submitted proposed findings to the arbitrator on October 17, 2001. As part of his proposed findings, Mr. Joseph sought an award of $48 million and attorneys' fees and costs. On November 9, 2001, the Company was notified of the arbitrator's decision which awarded Mr. Joseph the sum of approximately $3.7 million and attorneys' fees and costs. On December 20, 2001, the arbitrator issued a corrected award and awarded Mr. Joseph the sum of $3.9 million and attorneys' fees and costs in amounts yet to be determined. On January 23, 2002, Mr. Joseph filed a motion seeking the award of $1.1 million in attorneys' fees, costs and interest thereon. On July 18, 2002, the arbitrator issued an award to Mr. Joseph of $575,000 for attorneys' fees, $165,000 for costs, $10,000 for a portion of the arbitrator fees, plus interest from November 1, 2001 until paid.

   On December 3, 2001, the Company filed a petition to vacate or modify the arbitration award in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida, in an action entitled Digital Lightwave, Inc. v. Seth P.
Joseph, Case No. 01-9010C1-21. The Company filed an amended petition on December 26, 2001, following the corrected arbitration award. Subsequently, Mr. Joseph filed a cross-motion to confirm the arbitration award. Oral argument on the Company's petition and Mr. Joseph's cross-motion was heard by the Court on February 27, 2002. On March 26, 2002, the Court denied the Company's petition to vacate the arbitration award, granted Mr. Joseph's cross-motion to confirm the award, and entered a judgment in favor of Mr. Joseph in the amount of $4.0 million including interest. The Company is appealing the decision and judgment of the Circuit Court. On April 4, 2002 the Company posted a civil supersedeas bond in the amount of $4.8 million, which represents the amount of the judgment plus two times the estimated interest, to secure a stay of enforcement of the Circuit Court judgment pending the Company's appeal. The Company has recorded an accrual of $4.7 million related to this arbitration as of June 30, 2002. The Company believes its appeal is meritorious and intends to pursue the appeal vigorously.

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

   In March 2002, a former employee filed a lawsuit claiming the Company breached the employee's severance agreement by paying the employee less than the agreement provided. The suit seeks damages in excess of $100,000. The Company has responded to the complaint and denied the substantive allegations therein. The Company intends to vigorously defend the action.

   The Company from time to time is involved in various other lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company's business, financial condition and results of operations.




7.  RESTRUCTURING CHARGES

   In October 2001, the Company's board of directors approved a reduction in force of 38 employees and consultants across all departments and instituted temporary executive salary reductions of up to 20%. The overall objective of the initiative was to lower operating costs and improve efficiency. All affected employees were terminated in October 2001 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of $0.5 million in 2001 related to this cost reduction program. The costs included in a restructuring charge for severance payments to employees included in the reduction in force, legal costs associated with the cost reduction program and remaining lease liabilities on the Company's facility in New Jersey. In January 2002, the board of directors approved additional cost reduction initiatives aimed at further reducing operating costs. These included a second reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production. All affected employees were terminated in January 2002 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of $1.3 million in the first quarter of 2002.

  The costs associated with both of these actions are expected  to  be  paid by
January  2003.   Activity associated with the restructuring charges during  the quarter ended June 30, 2002 was as follows:


                         Balance at March 31, 2002   Additions   Payments/ Reductions  Balance at June 30, 2002
                                 --------            --------          --------                --------
                                                             (in thousands)
Severance                        $    563            $     --          $    (36)               $    527
Legal and other expenses              113                  --               (16)                     97
Lease payments                         86                  --               (21)                     65
                                 --------            --------          --------                --------
                                 $    762            $     --          $    (73)               $    689
                                 ========            ========          ========                ========

8.  COMMITMENTS

   At June 30, 2002, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $7.9 million, excluding the $5.7 million commitment to Jabil more fully described in
Note 4. The majority of the quantities under order are deliverable upon demand by the Company or within thirty (30) days upon written notice of either party.

9.  REVOLVING CREDIT FACILITY

   In April 2002, the Company entered into a Revolving Credit and Security Agreement ("the Agreement") with Wachovia Bank ("the Bank"). The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company's cash and cash equivalents and short-term investments. The advance rate varies between 80% and 95% and is dependent upon the composition and maturity of the available collateral. An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement has an initial term of three years. The Agreement may be terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank may terminate the Agreement at any time, without notice upon or after the occurrence of an event of default. There were $10.0 million in borrowings under the Agreement at June 30, 2002. Under the terms of the Agreement, $12.8 million of the Company's cash and cash equivalents were classified as restricted at June 30, 2002. This includes amounts borrowed under the Agreement based upon an advance rate of 95% and approximately $2.2 million in letters of credit required by the leases for the Company's office space. The Company plans to use the facility for short-term working capital and general corporate purposes, including potential acquisitions of complementary businesses and technologies. The Company's previous line of credit with Congress Financial was terminated in April 2002 as part of this transaction.

10.  RELATED PARTY TRANSACTIONS

     In April 2002, an officer of the Company borrowed $175,000 from the Company. On April 12, 2002, this borrowing was combined with a previous note of $200,000 plus accrued interest of approximately $16,000 into one note with a principal balance of approximately $391,000. This note accrues interest at 8.0% with the principal and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of the officer's stock holdings or on the date of termination of the officer's employment with the Company. This note is collateralized by the officer's stock holdings in the Company, future cash bonuses which may become payable and a second lien on the officer's residence.

#

11. SUBSEQUENT EVENT

      On August 9, 2002, the Board of Directors accepted the resignation of Dr. Bryan Zwan as President and Chief Executive Officer of the Company. Dr. Zwan will continue as the Company's Chairman of the Board and will concentrate on developing the Company's strategy and technology, as well as potential mergers and acquisitions. Also on August 9, 2002, the Board of Directors appointed the Company's current Chief Operating Officer, Jim Green to the offices of
President and Chief Executive Officer. As President and Chief Executive Officer Mr. Green will direct all of the Company's day to day operations and serve as the Company's principal executive officer. On August 9, 2002, the Board of Directors also promoted the Company's current Chief Financial Officer, Mark Scott to the offices of Executive Vice President and Chief Financial Officer.
#

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

   The Company's main two product lines are Network Information Computers ("NIC") and Network Access Agents ("NAA"). Network Information Computers are portable instruments for the installation and maintenance testing of advanced, high-speed networks and transmission equipment. The NIC product family provides diagnostic capabilities for testing the performance of both optical and legacy electrical networks with an array of communications standards and transmission rates. NAAs are unattended, software-controlled, performance monitoring and diagnostic systems permanently installed within optical-based networks. NAAs embed the capabilities of our portable Network Information Computers within a customer's network infrastructure, allowing centralized remote network management.

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


   During the first quarter of 2002, the Company announced new extensions of its portable Network Information ComputerR NICR product family. These new products include the NIC ONATM, which provides a single solution for multi-rate SONET/SDH testing and optical spectrum analysis; the NIC GigETM for Gigabit Ethernet network deployment; and the NIC 622MTM, an economical SONET/SDH analyzer designed to meet emerging global market requirements. These enhancements include:

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


      * An Element Management System (EMS) for the integrated NAA platform, which enables concurrent management of multiple NAAs within a network. This new JavaTM-based EMS is a multi-user solution offering remote dial-in, network-wide configuration control, test access, and security to protect and manage test results. The new EMS was designed with an intuitive graphical interface for easy system configuration and testing.

   In July 2002, the Company announced the new Lightwave (LW) series of handheld and compact test equipment and accessories for measuring, maintaining and documenting the physical layer performance of fiber-optic networks. This new product family is designed to complement Digital Lightwave's Network Information Computer NIC product family, providing technicians with a range of fiber-optic analysis solutions from entry-level handheld units to multi-functional high-speed test sets.

   This new Lightwave (LW) series includes the following palm-sized products:

      *LW OPM-6TM, an optical power meter with six wavelengths from 850nm to 1625nm and a dynamic range from +26dB to -50dB.

      *LW DLSTM, a dual-laser  source  product with output measurements at both
       1310nm and 1550nm for accurate and portable fiber testing.

      *LW VLRTM, designed to allow for visual location of faults on either single or multimode fiber-optic cables through the use of a "red laser" or 650nm laser source.

      *LW OSDTM, or Optical Signal Detection unit, which is designed to detect optical signals without disrupting traffic during test and turn-up, where specific fiber identification is critical.

      *LW TSDTM, a dual talk set at 1550nm designed for providing full-duplex voice communication over spare fibers.

      *LW SFSTM, a safe-viewing fiber scope for use in inspecting connector end-faces, which was designed to eliminate the direct optical path to the installers' eyes. The LW SFS contains a miniature camera, state-of-the-art displays and an NTSC video output for safe fiber inspection.

      *LW LRLTM Series, designed for the global marketplace, where the measurement of loss and return loss on high-speed digital or analog fiber lines is critical. The LRL Series will include the LRL-D, a dual-source 1330/1550nm wavelength unit; the LRL-DV, which is a dual-wavelength unit incorporating talkset, as well; and the LRL-T, or the triple wavelength solution at 1310, 1550, and 1625nm for a comprehensive loss/return loss solution.

   The ultra-compact units include:

      *LW OTDRTM, a single-mode Optical Time Domain Reflectometer (OTDR), providing a range designed to accept both 1310 and 1550nm sources. In addition, trace analysis software enables complete fiber documentation either on the unit itself or a personal computer, and supports various trace manipulations, such as two-way averaging, trace overlay and graphing.

      *LW  WPMTM,  a  small  wavelength-selectable  power  meter  designed  for automatic analysis of each channel, which provides information such as channel center, power level and Optical Signal to Noise Ratio (OSNR) either locally or remotely for analysis. Weighing just over 4 lbs., this small unit was designed for the installation, maintenance and troubleshooting of long-haul and metro DWDM applications.

   The Company's net sales are generated from sales of its products less an estimate for customer returns. We expect that the average selling price
(ASP) of our products will fluctuate based on a variety of factors, including product configuration, potential volume discounts to customers, the timing of new product introductions and enhancements and the introduction of competitive products. Because the cost of goods sold tends to remain relatively stable for any given product, fluctuations in the ASP may have a material adverse effect on our business, financial condition and results of operations.

   The Company primarily sells its products domestically through a direct sales force to telecommunications service providers and network equipment manufacturers. The Company primarily sells its products in Asia through the direct sales force of its subsidiary Digital Lightwave Asia Pacific Pty, Ltd. The Company primarily sells its products in Latin America through the direct sales force of its subsidiary Digital Lightwave Latino Americana Ltda. The Company primarily sells its products in Europe through distributor channels located in Europe. Sales of our products have tended to be concentrated with a few major customers and we expect sales will continue to be concentrated with a few major customers in the future. For the six months ended June 30, 2002 our largest customer, Test Equipment Remarketers, accounted for 11% of total sales. No other customer accounted for more than 10%.

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

   Reduced customer capital expenditures and the overall economic weakness caused the Company to incur net operating losses beginning in the third quarter of 2001. In October 2001 and January 2002, the Company took certain measures to reduce its future operating costs. These measures included a reduction in force, pay cuts for management and other expense reduction actions. The Company can give no assurance as to whether its revenues will return to previous levels, when it will generate positive cash flows from operations or when it will return to profitability.

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

   In January 2002, we announced a program for rescaling our business in response to the current market environment. Specific actions taken as part of our plan include:

   Reducing Cost. We have taken immediate steps during the last two quarters of 2001 and in January of 2002 to reduce costs. These initiatives included a reduction in workforce and expenses that we expect will reduce expenses by approximately $14 million on an annualized basis. With the successful migration of our current product lines to next-generation platforms, we began outsourcing manufacturing activities with Jabil Circuit, Inc. in January of 2002. We expect this to further reduce operating expenses associated with manufacturing overhead and lower the carrying risks of inventory during economically driven shifts in customer demand.

   Growing Market Share. We are focused on maintaining market leadership with our product lines. We have evaluated our sales efforts to identify opportunities where our account presence can be improved and are working to exploit those opportunities. We expect new applications for our installed product base to be realized with use of new modular add-ons and enhancements. During the second quarter, we established offices in Australia, Brazil, China, and Taiwan. We also added approximately twenty international sales and support representatives across Europe, Australia, Brazil, China, and Taiwan. We believe that having a direct sales force in key markets will have a positive impact on our ability to grow our market share.

   Accelerating Product Development. We are escalating our efforts to bring products currently under development to market faster. We are concentrating on the products and technologies that we believe are most important to our customers. We plan to introduce enhancements to our product lines to meet growing international needs and global high-speed data service requirements. During the second quarter of 2002, we added three new products to our NIC product line. In July 2002, we expanded our product portfolio to include handheld and other ultra-compact products. These products are expected to complement our current product offerings and offer our customers a wide range of options to meet their requirements for fiber-optic products.

   Also, during the second quarter of 2002, we signed our first third-party product agreements with Micron Optics, Inc. and Remote Management Systems Pty Ltd. These agreements cover international, and in some cases domestic, product distribution. We believe these third-party distribution agreements will further complement our product portfolio and enable us to offer a broad range of products to our customers.

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

CRITICAL ACCOUNTING POLICIES

   We believe that the following accounting policies are critical in that they are important to portrayal of the Company's financial conditions and results and they require difficult, subjective and complex judgments that are often the results of estimates that are inherently uncertain:

      * Revenue recognition; and

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

  For domestic sales, delivery generally occurs when product is delivered to a common carrier. Demonstration units sold to international distributors are considered delivered when the units are delivered to a common carrier. An allowance is provided for sales returns based on historical experience.

  For sales made under an OEM arrangement, delivery generally occurs when the product is delivered to a common carrier. OEM sales are defined as sales of the Company products to a third party that will market the products under their brand.

  For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class. Otherwise, the Company accounts for the trade-in sale as a nonmonetary transaction and follows the guidance found in Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions" and related interpretations. Revenue and cost of sales are recorded based upon the cash portion of the transaction. The remaining costs associated with the new units are assigned to the units received on trade. When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction.

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

  We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of June 30, 2002 was $0.6 million.

  We also estimate the uncollectibility of our accounts receivables. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of June 30, 2002 was $7.1 million, net of our estimated reserve for uncollectible accounts of $1.5 million.

  We estimate the amount of excess and obsolete inventory. We consider many factors when making our estimates, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products when evaluating the adequacy of the reserve for excess and obsolete inventory. Our inventory balance was $15.5 million as of June 30, 2002, net of our estimated reserve for excess and obsolete inventory of $8.1 million.

  We estimate the amount of liability the Company may incur as a result of pending litigation. Our estimate of legal liability is uncertain and is based on the size of the outstanding claims and an assessment of the merits of the claims. We accrued $4.7 million for liability resulting from pending litigation as of June 30, 2002.

  We make significant judgments and estimates and assumptions in connection with establishing the amount of sales returns and other allowances, the uncollectibility of our account receivables, the amount of excess and obsolete inventory and the amount of liability related to pending litigation during any accounting period. If we made different judgments or used different estimates or assumptions for establishing such amounts, it is likely that the amount and timing of our revenue for any period would be materially different.



  RESULTS OF OPERATIONS

   The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter and six months ended June 30, 2002 compared to the quarter and six months ended June 30, 2001. The following sets forth certain financial data as a percent of net sales.

                                               PERCENT OF NET SALES                          PERCENT OF NET SALES
                                               FOR THE QUARTER ENDED                       FOR THE SIX MONTHS ENDED
                                                     JUNE 30,                                      JUNE 30,
                                                  ---------------                               ---------------
                                           2002                     2001                   2002                 2001
                                        ----------               ----------             ----------           ----------
Net sales                                      100 %                    100 %                  100 %                100 %
Cost of goods sold                            (199)                      30                   (113)                  30
                                        ----------               ----------             ----------           ----------
Gross profit (loss)                            (99)                      70                    (13)                  70
                                        ----------               ----------             ----------           ----------
Engineering and development                     82                       11                     65                   11
Sales and marketing                             55                       14                     46                   14
General and administrative                      40                        7                     29                    6
Restructuring charges                           --                       --                     12                   --
Litigation charge                               13                       --                      5                   --
                                        ----------               ----------             ----------           ----------
       Total operating expenses                190                       32                    157                   31
                                        ----------               ----------             ----------           ----------
Operating income (loss)                       (289)                      38                   (170)                  39
Other income, net                                4                        1                      3                    1
                                        ----------               ----------             ----------           ----------
Income (loss) before income taxes             (285)                      39                   (167)                  40
Provision for income taxes                      --                      (12)                    --                   (8)
                                        ----------               ----------             ----------           ----------
Net income (loss)                             (285)%                     27 %                 (167) %                32 %
                                        ==========               ==========             ==========           ==========


Net Sales

   Net sales for the quarter ended June 30, 2002 decreased $30.3 million, or 88%, to $4.2 million from $34.5 million for the quarter ended June 30, 2001. The sales decrease relates to lower pricing and a significant decrease in capital spending by telecommunications carriers and equipment manufacturers. Sales to new customers during the quarter ended June 30, 2002 represented 33% of sales or $1.4 million. International sales for the quarter ended June 30, 2002, were $1.3 million, or 31% of total sales as compared to $10.4 million, or 30% of total sales for the quarter ended June 30, 2001.

   Net sales for the six months ended June 30, 2002 decreased $58.4 million, or 85%, to $10.5 million from $68.9 million for the year ago period ended June 30, 2001. The sales decrease relates to lower pricing and a significant decrease in capital spending by telecommunications carriers and equipment manufacturers. Sales to new customers during the six months ended June 30, 2002 represented 26% of sales or $2.7 million. International sales for the six months ended June 30, 2002, were $4.0 million, or 38% of total sales, as compared to $14.9 million, or 22% of total sales for the six months ended June 30, 2001.

Cost of Goods Sold

   Cost of goods sold for the quarter ended June 30, 2002 decreased by $2.0 million to $8.4 million as compared to $10.4 million for the quarter ended June 30, 2001. Cost of goods sold for the six months ended June 30, 2002 decreased by $9.0 million to $11.9 million as compared to $20.9 million for the six months ended June 30, 2001. The decrease in cost of goods sold was due to a reduction in volume of units sold offset by a $6.0 million reserve for excess inventory recorded in the quarter ended June 30, 2002 and a $0.5 million charge related to the outsourcing of manufacturing operations recorded in the six months ended June 30, 2002.

Gross Profit (Loss)

   Gross profit (loss) for the quarter ended June 30, 2002 decreased by $28.3 million to a negative $4.2 million from $24.1 million for the quarter ended June 30, 2001. Gross margin for the second quarter of 2002 decreased to a negative 99% from 70% during the second quarter of 2001. The decrease in gross profit was due to a $6.0 million reserve for excess inventory and a reduction in volume of units sold at lower sales prices. Without the $6.0 million reserve for excess inventory, gross margin for the three months ended June 30, 2002 was 44%.

   Gross profit(loss) for the six months ended June 30, 2002 decreased by $49.4 million to a negative $1.4 million from $48.0 million for the six months ended June 30, 2001. Gross margin for the six months ended June 30 2002 decreased to a negative 13% from 70% during the six months ended June 30, 2001. The decrease in gross profit was due to a $6.0 million reserve for excess inventory, a $0.5 million charge related to the outsourcing of manufacturing operations, and a reduction in volume of units sold at lower sales prices. Without the $6.0 million reserve for excess inventory and the $0.5 million charge related to the outsourcing of manufacturing operations, gross margin for the six months ended June 30, 2002 was 49%.

Engineering and Development

   Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended June 30, 2002 decreased by $0.3 million to $3.5 million from $3.8 million for the quarter ended June 30, 2001. The dollar decrease was due to lower salary and other expenses as a result of the Company's reduction in force initiatives implemented in October 2001 and January 2002.

   Engineering and development expenses for the six months ended June 30, 2002 decreased by $0.6 million to $6.8 million from $7.4 million for the six months ended June 30, 2001. The dollar decrease was due to lower salary and other expenses as a result of the Company's reduction in force initiatives implemented in October 2001 and January 2002.

Sales and Marketing

   Sales and marketing expenses principally include salaries, commissions, travel, tradeshows, promotional materials and warranty expenses. Sales and marketing expenses for the quarter ended June 30, 2002 decreased by $2.6 million to $2.3 million from $4.9 million for the quarter ended June 30, 2001. The dollar decrease is directly related to lower commissions resulting from the decreased sales activity, along with lower salary and other expenses as a result of the Company's reduction in force initiatives implemented in October 2001 and January 2002.

       Sales and marketing expenses for the six months ended June 30, 2002 decreased by $5.1 million to $4.8 million from $9.9 million for the six months ended June 30, 2001. The dollar decrease is directly related to lower commissions resulting from the decreased sales activity, along with lower salary and other expenses as a result of the Company's reduction in force initiatives implemented in October 2001 and January 2002

General and Administrative

   General and administrative expenses principally include salaries, professional fees, facility rentals, compensation and information systems related to general management functions. General and administrative expenses for the quarter ended June 30, 2002 decreased by $0.7 million to $1.7 million from $2.4 million for the quarter ended June 30, 2001. The dollar decrease was due to lower salary and other expenses as a result of the Company's reduction in force initiatives implemented in October 2001 and January 2002.

   General and administrative expenses for the six months ended June 30, 2002 decreased by $0.8 million to $3.1 million from $3.9 million for the six months ended June 30, 2001. The dollar decrease was due to lower salary and other expenses as a result of the Company's reduction in force initiatives implemented in October 2001 and January 2002.

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

   The costs associated with both of these actions are expected  to  be paid by
January  2003.   Activity associated with the restructuring charges during  the quarter ended June 30, 2002 was as follows:

                         Balance at March 31, 2002   Additions   Payments/ Reductions  Balance at June 30, 2002
                                 --------            --------          --------                --------
                                                             (in thousands)
Severance                        $    563            $     --          $    (36)               $    527
Legal and other expenses              113                  --               (16)                     97
Lease payments                         86                  --               (21)                     65
                                 --------            --------          --------                --------
                                 $    762            $     --          $    (73)               $    689
                                 ========            ========          ========                ========

Litigation Charge

   On July 18, 2002, the arbitrator in the Seth Joseph arbitration case issued an award to Mr. Joseph of $575,000 for attorneys' fees, $165,000 for costs, $10,000 for a portion of the arbitrator fees, plus interest from November 1, 2001 until paid. The Company has recorded a litigation charge of $0.6 million for the quarter and six months ended June 30, 2002 associated with the Seth Joseph arbitration case and appeal thereof. There were no corresponding costs during the quarter or six month period ended June 30, 2001

Other Income, net

   Other income for the quarter ended June 30, 2002 decreased by $0.2 million to $0.2 million from $0.4 million for the quarter ended June 30, 2001. Other income for the six months ended June 30, 2002 decreased by $0.6 million to $0.3 million from $0.9 million for the six months ended June 30, 2001. This primarily represents interest earned on invested cash balances partially offset by fees related to a credit facility and interest expense on capital lease obligations.

Provision for Income Taxes


   No provision for income taxes was made for the three- and six-months ended June 30, 2002 due to the Company's net loss of $12.0 million for the three months ended June 30, 2002 and net loss of $17.6 million for the six months ended June 30, 2002.

   The provisions for income taxes for the three- and six-months ended June 30, 2001 reflect income taxes due at federal statutory rates and state income taxes, net of federal benefit. The effective income tax rate for the quarter ended June 30, 2001 was 31.0% and for the six months ended June 30, 2001 was 19.3%. The effective rates differ from the federal and state statutory rates (net of federal benefit) due to the recognition of deferred tax assets for which a full valuation allowance had previously been established. A valuation allowance for deferred tax assets was recorded as a result of management's belief it is more likely than not that future tax benefits will not be realized as a result of current and future income. During the second quarter of 2001, a research and experimentation credit was recognized resulting in a benefit of $1.0 million which offset the otherwise recognized tax expense of $5.2 million resulting in a net tax expense of $4.2 million or 31.0%. For the six months ended June 30, 2001, the effect of this credit coupled with recognition during first quarter of 2001 of the remaining deferred tax asset of $4.3 million resulted in a benefit offsetting the otherwise recognized tax expense of $10.6 million producing a net tax expense of $5.3 million or 19.3%.


Net Income (Loss)

   Net loss for the quarter ended June 30, 2002 was $12.0 million or $0.38 per diluted share compared with net income of $9.3 million or $0.28 per diluted share for the quarter ended June 30, 2001 for the reasons discussed above.

   Net loss for the six months ended June 30, 2002 was $17.6 million or $0.56 per diluted share compared with net income of $22.3 million or $0.69 per diluted share for the six months ended June 30, 2001 for the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

   As of June 30, 2002, the Company's unrestricted cash and cash equivalents and short-term investments were approximately $30.8 million, a decrease of $20.2 million from December 31, 2001. As of June 30, 2002, the Company's working capital was approximately $56.5 million as compared to $64.8 million at December 31, 2001. During 2001, the Company reported net income of $2.8 million and cash flows from operations of $20.8 million. For the six months ended June 30, 2002 the Company reported a net loss of $17.6 million and cash used by operations of $16.9 million. The Company had an accumulated deficit of $24.0 million at June 30, 2002.

   Beginning in the third quarter of 2001 through the quarter ended June 30, 2002, the Company has experienced combined net losses of $37.1 million. The Company expects to continue to incur operating losses through 2002. Management has taken actions to increase net sales and significantly reduce cost of goods sold, operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues.

   The Company continues to consider various financing alternatives, including other equity or debt issuances (the "Financing Sources"). The Company anticipates that its existing cash and cash equivalents and anticipated cash flow from operations together with funds provided from the revolving credit facility with Wachovia Bank will be sufficient to fund the Company's working capital and capital expenditure requirements for at least the next twelve months. The anticipated cash flow from operations assumes the Company achieves a level of sales that is sufficient to offset expected operating expenses. In the event that these sales levels are not attained, the Company may be required to use its cash reserves to fund operations or supplement its working capital with additional funding or financing alternatives. There can be no assurance, however, that the Company will achieve sufficient sales levels or that adequate additional financing will be available when needed or if available on terms acceptable to the Company.

Operating Activities

   Net cash used by operating activities for the six months ending June 30, 2002 was $16.9 million. This was primarily the result of the net loss of $17.6 million, a decrease in accounts receivable of $0.5 million, a $7.1 million increase in inventory, increases in prepaid and other assets of $2.1 million and a decrease in accounts payable and accrued expenses of $0.3 million. These were partially offset by non-cash expenses consisting primarily of a restructuring charge of $1.3 million, depreciation and amortization of $1.8 million, $6.0 million provision for excess and obsolete inventory, and $0.6 million increase in accrued litigation charge.

   Net cash provided by operating activities for the six months ending June 30, 2001 was $13.7 million. This was primarily the result of net income of $22.3 million, accompanied by non-cash expenses of income tax benefit from stock option exercises of $5.3 million and depreciation and amortization of $1.6 million. This was partially offset by increases in accounts receivable of $10.8 million, inventory of $2.4 million and prepaid and other assets of $0.4 million along with a decrease in accounts payable and accrued expenses of $2.1 million.

Investing Activities

   Net cash used in investing activities for the six months ended June 30, 2002 was $28.5 million. This was the result of $14.7 million used to purchase short-term investments, an increase of $12.8 million in restricted cash and cash equivalents, $0.8 million for the purchase of property and equipment and a $0.2 million increase in notes receivable.

     Net cash used in investing activities for the six months ended June 30, 2001 was $1.4 million. This was the result of $1.2 million for the purchase of property and equipment and a $0.2 million increase in notes receivable.

Financing Activities

   Net cash provided by financing activities for the six months ended June 30, 2002 was $10.4 million. This was primarily the result of a $10.0 million advance from a revolving credit facility, a $0.8 million advance against a note payable and net proceeds of $0.3 million from employee exercises of stock options. This was partially offset by principal payments of $0.3 on capital lease obligations and principal payments of $0.4 million made on notes payable.

   Net cash provided by financing activities for the six months ended June 30, 2001 was $2.6 million. This was primarily the result of $2.8 million in net proceeds from employee exercises of stock options partially offset by $0.3 million of principal payments on capital lease obligations.

Revolving Credit Facility

   In April 2002, the Company entered into a Revolving Credit and Security Agreement ("the Agreement") with Wachovia Bank ("the Bank"). The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company's cash and cash equivalents and short-term investments. The advance rate varies between 80% and 95% and is dependent upon the composition and maturity of the available collateral. An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement has an initial term of three years. The Agreement may be terminated by the Company at any time upon at least fifteen days prior written notice
o the Bank, and the Bank may terminate the Agreement at any time, without notice upon or after the occurrence of an event of default. There were $10.0 million in borrowings under the Agreement at June 30, 2002. Under the terms of the Agreement, $12.8 million of the Company's cash and cash equivalents were classified as restricted at June 30, 2002. This includes amounts borrowed under the Agreement based upon an advance rate of 95% and approximately $2.2 million in letters of credit required by the leases for the Company's office space. The Company plans to use the facility for short-term working capital and general corporate purposes, including potential acquisitions of complementary businesses and technologies. The Company's previous line of credit with Congress Financial was terminated in April 2002 as part of this transaction.

Legal Proceedings

   As discussed more fully in the Notes to the Consolidated Condensed Financial Statements Note 6 - Legal Proceedings, the Company is currently appealing the judgment of the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida, that awarded $3.9 million plus attorneys' fees to a former officer and director of the Company. As of June 30, 2002 no amounts under this award have been paid. On April 4, 2002 the Company posted a civil supersedeas bond in the amount of $4.8 million to secure a stay of enforcement of the Circuit Court judgment pending the Company's appeal. On July 18, 2002, the arbitrator issued an award to Mr. Joseph of $575,000 for attorneys' fees, $165,000 for costs, $10,000 for a portion of the arbitrator fees, plus interest from November 1, 2001 until paid.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   We are not exposed to fluctuations in currency exchange rates because the majority of our sales and expenses are denominated in U.S. dollars. We are exposed to the impact of interest rate changes on our short-term cash investments, consisting of U.S. Treasury obligations and other investments in institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to our investment income.


#

                                    PART II

                                OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

   On November 23, 1999, Seth P. Joseph, a former officer and director of the Company commenced arbitration proceedings against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute and breach of an indemnification agreement and the Company bylaws. As relief, Mr. Joseph sought $500,000, attorneys' fees, interest and stock options for 656,666 shares of the Company's common stock exercisable at a price of $5.25 per share. The Company filed an answer denying Mr. Joseph's allegations and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph sought repayment of loans totaling approximately $113,000 plus interest. Mr. Joseph subsequently dismissed without prejudice all of his claims other than his claim under the Whistleblower Statute. The arbitration hearing on Mr. Joseph's Whistleblower claim and the Company's counterclaims concluded on October 5, 2001. The parties submitted proposed findings to the arbitrator on October 17, 2001. As part of his proposed findings, Mr. Joseph sought an award of $48 million and attorneys' fees and costs. On November 9, 2001, the Company was notified of the arbitrator's decision which awarded Mr. Joseph the sum of approximately $3.7 million and attorneys' fees and costs. On December 20, 2001, the arbitrator issued a corrected award and awarded Mr. Joseph the sum of $3.9 million and attorneys' fees and costs in amounts yet to be determined. On January 23, 2002, Mr. Joseph filed a motion seeking the award of $1.1 million in attorneys' fees, costs and interest thereon. On July 18, 2002, the arbitrator issued an award to Mr. Joseph of $575,000 for attorneys' fees, $165,000 for costs, $10,000 for a portion of the arbitrator fees, plus interest from November 1, 2001 until paid.

   On December 3, 2001, the Company filed a petition to vacate or modify the arbitration award in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida, in an action entitled Digital Lightwave, Inc. v. Seth P.
Joseph, Case No. 01-9010C1-21. The Company filed an amended petition on December 26, 2001, following the corrected arbitration award. Subsequently, Mr. Joseph filed a cross-motion to confirm the arbitration award. Oral argument on the Company's petition and Mr. Joseph's cross-motion was heard by the Court on February 27, 2002. On March 26, 2002, the Court denied the Company's petition to vacate the arbitration award, granted Mr. Joseph's cross-motion to confirm the award, and entered a judgment in favor of Mr. Joseph in the amount of $4.0 million including interest. The Company is appealing the decision and judgment of the Circuit Court. On April 4, 2002 the Company posted a civil supersedeas bond in the amount of $4.8 million, which represents the amount of the judgment plus two times the estimated interest, to secure a stay of enforcement of the Circuit Court judgment pending the Company's appeal. The Company has recorded an accrual of $4.7 million related to this arbitration as of June 30, 2002. The Company believes its appeal is meritorious and intends to pursue the appeal vigorously.

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

   In March 2002, a former employee filed a lawsuit claiming the Company breached the employee's severance agreement by paying the employee less than the agreement provided. The suit seeks damages in excess of $100,000. The Company has responded to the complaint and denied the substantive allegations therein. The Company intends to vigorously defend the action.

   The Company from time to time is involved in various other lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company's business, financial condition and results of operations.

#

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the annual meeting of stockholders of the Company held on May 20, 2002, the stockholders voted on four proposals. The first was a proposal to re-elect Dr. Bryan J. Zwan, Gerald A. Fallon, Dr. William F. Hamilton and Robert F. Hussey as directors of the Company. The following table sets forth the votes in such election:

       DIRECTOR           VOTES FOR     VOTES WITHHELD
       --------            --------        --------
Dr. Bryan J. Zwan        30,428,020         445,252
Gerald A. Fallon         30,461,008         412,264
Dr. William F. Hamilton  30,462,008         411,264
Robert F. Hussey         30,462,008         411,264

   The second proposal was to approve three amendments to the Company's Certificate of Incorporation and Bylaws to eliminate certain anti-takeover provisions including:

                                              PROPOSAL                                              VOTES FOR   VOTES  ABSTENTIONS
                                                                                                               AGAINST
                                             ----------                                             ---------- ------- ----------

(A) Article Eighth of the Certificate to eliminate the anti-takeover provisions;                    13,748,443 277,926     19,488

(B) Article Sixth of the Certificate to eliminate restrictions on certain stockholder actions;      13,790,655 178,611     76,591

(C) Articles Fifth, Sixth, Seventh and Eighth of the Certificate to eliminate supermajority voting
    requirements to amend certain provisions of the Bylaws and the Certificate;                     13,783,622 220,344     41,891


   The third proposal was to approve an amendment to the Digital Lightwave, Inc. 1997 Employee Stock Purchase Plan to increase the number of shares of Common Stock authorized for issuance thereunder by an additional 300,000 shares. The proposal received 13,673,360 affirmative votes, 341,398 votes against and 31,099 abstentions.

   The fourth proposal was to approve an amendment to the Digital Lightwave, Inc. 2001 Stock Option Plan to increase the number of shares of Common Stock authorized for issuance thereunder by an additional 3,000,000 shares. The proposal received 13,192,689 affirmative votes, 833,227 votes against and 19,941 abstentions.


ITEM 5.    OTHER INFORMATION

   (a)On June 21, 2002, the Company filed the Amended and Restated Certificate of Incorporation of the Company approved by the stockholders of the Company at the annual meeting held on May 20, 2002, with the State of Delaware. On June 21, 2002, the Board of Directors of the Company approved the Amended and Restated Bylaws of the Company approved by the stockholders of the Company at the annual meeting held on May 20, 2002.

   (b)On August 9, 2002, the Board of Directors accepted the resignation of Dr. Bryan Zwan as President and Chief Executive Officer of the Company. Dr. Zwan will continue as the Company's Chairman of the Board and will concentrate on developing the Company's strategy and technology, as well as potential mergers and acquisitions. Also on August 9, 2002, the Board of Directors appointed the Company's current Chief Operating Officer, Jim Green to the offices of
President and Chief Executive Officer. As President and Chief Executive Officer Mr. Green will direct all of the Company's day to day operations and serve as the Company's principal executive officer. On August 9, 2002, the Board of Directors also promoted the Company's current Chief Financial Officer, Mark Scott to the offices of Executive Vice President and Chief Financial Officer.


#

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

       A list of exhibits is set forth in the Exhibit Index found on page 25 of the report.

   (b) Reports on Form 8-K.

       No  reports  on  Form 8-K were filed during the period  covered  by  this
       Report.
#

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        Digital Lightwave, Inc.

                                        By:  /s/ JAMES GREEN
                                             James Green
                                             Chief Executive Officer and
                                             President
                                             (Principal Executive Officer)

                                             Date:  August 14 , 2002


                                        By:  /s/ MARK E. SCOTT
                                             Mark E. Scott
                                             Executive Vice President, Finance,
                                             Chief Financial Officer and
                                             Secretary
                                             (Principal Accounting Officer)

                                             Date: August 14, 2002




#

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                         DESCRIPTION

3.02 +     Amended and Restated Certificate of Incorporation, dated June 21, 2002
3.03 +     Amended and Restated Bylaws, dated June 21, 2002
10.31*+    Amended and Restated Promissory Note between Jim Green and the Company
10.32*(1)  Amendment to 1997 Employee Stock Purchase Plan
10.33*(2)  Amendment to 2001 Stock Option Plan
99.1 +     Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2 +     Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

______________
 *    Indicates management contract or compensatory plan or arrangement.

 +    Indicates such exhibit is filed herewithin.

(1)   Incorporated  by  reference  to  Appendix  B  to  the  Registrant's Proxy
      Statement filed on April 22, 2002 for the 2002 Annual Meeting of Stockholders held on May 20, 2002.

(2)   Incorporated  by  reference  to  Appendix  D  to  the Registrant's  Proxy
      Statement filed on April 22, 2002 for the 2002 Annual Meeting of Stockholders held on May 20, 2002.

#