Form 10-Q
period 2002-11-14
DIGITAL LIGHTWAVE INC
filed 2002-11-14
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

x

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002, or

o

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

YES  x  NO  o

The number of shares outstanding of the Registrant's Common Stock as of November 12, 2002 was 31,406,365.

#

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2002

INDEX

Page

PART I.  FINANCIAL INFORMATION

Item 1.

Consolidated Condensed Financial Statements:

Consolidated Condensed Balance Sheets—September 30, 2002 (Unaudited)

and December 31, 2001

1

Consolidated Condensed Statements of Operations (Unaudited) –

Three Months Ended September 30, 2002 and September 30, 2001

2

Consolidated Condensed Statements of Operations (Unaudited) –

Nine Months Ended September 30, 2002 and September 30, 2001

3

Consolidated Condensed Statements of Cash Flows  (Unaudited) --

Nine Months Ended September 30, 2002 and September 30, 2001

4

Notes to Consolidated Condensed Financial Statements (Unaudited)

5

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

12

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

29

Item 4.

Controls and Procedures

29

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

30

Item 5.

Other Information

30

Item 6.

Exhibits and Reports on Form 8-K

31

SIGNATURES

32

CERTIFICATIONS

33

EXHIBIT INDEX

35

#

PART I

FINANCIAL INFORMATION

Item 1.

Consolidated Condensed Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 14,665	$ 51,044
Restricted cash and cash equivalents	13,270	-
Short-term investments	11,279	-
Accounts receivable, less allowance of $1,178 and $5,900, respectively	6,827	7,638
Inventories, net	18,697	16,565
Prepaid expenses and other current assets	4,138	895
Total current assets	68,876	76,142
Property and equipment, net	16,230	9,917
Other assets	125	203
Total assets	$ 85,231	$ 86,262

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 9,914	$ 7,287
Capital leases payable	1,867	-
Deposits	5,293	-
Accrued litigation charge	4,650	4,100
Notes payable	186	-
Total current liabilities	21,910	11,387
Revolving credit facility	10,000	-
Capital leases payable	3,037	-
Other long-term liabilities	633	809
Total liabilities	35,580	12,196
Stockholders' equity:
Preferred stock, $.0001 par value; authorized 20,000,000
shares; no shares issued or outstanding	-	-
Common stock, $.0001 par value; authorized 200,000,000
shares; issued and outstanding 31,406,365 and
31,269,723 shares in 2002 and 2001, respectively	3	3
Additional paid-in capital	80,855	80,511
Accumulated deficit	(31,156)	(6,448)
Accumulated other comprehensive loss	(51)	-
Total stockholders' equity	49,651	74,066
Total liabilities and stockholders' equity	$ 85,231	$ 86,262

The accompanying notes are an integral part of these consolidated condensed financial statements.

#

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Three Months Ended
	September 30,

	2002	2001

Net sales	$ 4,556	$ 8,404
Cost of goods sold	3,172	4,446
Gross profit	1,384	3,958
Operating expenses:
Engineering and development	3,162	4,102
Sales and marketing	3,430	4,409
General and administrative	2,040	2,487
Litigation charge	-	4,100
Total operating expenses	8,632	15,098
Operating loss	(7,248)	(11,140)
Other income, net	111	410
Loss before income taxes	(7,137)	(10,730)
Benefit from income taxes	-	(4,077)
Net loss	$ (7,137)	$ (6,653)
Per share of common stock:
Basic net loss per share	$ (0.23)	$ (0.21)
Diluted net loss per share	$ (0.23)	$ (0.21)
Weighted average common shares outstanding	31,372,818	31,114,286
Weighted average common and common equivalent shares outstanding	31,372,818	31,114,286

The accompanying notes are an integral part of these consolidated condensed financial statements.

#

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Nine Months Ended
	September 30,

	2002	2001

Net sales	$ 15,069	$ 77,339
Cost of goods sold	15,085	25,368
Gross profit (loss)	(16)	51,971
Operating expenses:
Engineering and development	9,955	11,513
Sales and marketing	8,219	14,300
General and administrative	5,122	6,430
Restructuring charge	1,300	-
Litigation charge	550	4,100
Total operating expenses	25,146	36,343
Operating income (loss)	(25,162)	15,628
Other income, net	453	1,264
Income (loss) before income taxes	(24,709)	16,892
Provision for income taxes	-	1,243
Net income (loss)	$ (24,709)	$ 15,649
Per share of common stock:
Basic net income (loss) per share	$ (0.79)	$ 0.51
Diluted net income (loss) per share	$ (0.79)	$ 0.48
Weighted average common shares outstanding	31,346,263	30,834,261
Weighted average common and common equivalent shares outstanding	31,346,263	32,288,858

The accompanying notes are an integral part of these consolidated condensed financial statements.

#

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$ (24,709)	$ 15,649
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	2,780	2,494
Loss on disposal of property	65	20
Provision for uncollectible accounts	-	1,000
Provision for excess and obsolete inventory	6,000	-
Income tax benefit from stock options	-	1,243
Restructuring charges	1,300	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	811	6,161
Increase in inventories	(11,365)	(7,733)
Increase in prepaid expenses and other assets	(3,024)	(364)
Increase (decrease) in accounts payable and accrued expenses	1,700	(2,050)
Increase in accrued litigation charge	550	4,100
Net cash (used in) provided by operating activities	(25,892)	20,520
Cash flows from investing activities:
Purchases of short-term investments	(70,363)	-
Proceeds from sale of short-term investments	36,239	-
Proceeds from the maturity of short-term investments	22,845	-
Increase in restricted cash and cash equivalents	(13,270)	-
Purchases of property and equipment	(2,545)	(2,887)
Increase in notes receivable	(175)	(200)
Net cash used in investing activities	(27,269)	(3,087)
Cash flows from financing activities:
Proceeds from notes payable	811	-
Principal payments on notes payable	(626)	-
Borrowing under revolving credit facility	10,000	-
Proceeds from sale of common stock	344	3,397
Payments received from lease receivables	-	33
Proceeds from sales-leaseback	6,934	-
Principal payments on capital lease obligations	(630)	(502)
Net cash provided by financing activities	16,833	2,928
Net (decrease) increase in cash and cash equivalents	(36,328)	20,361
Effect of translation adjustment	(51)	-
Cash and cash equivalents at beginning of period	51,044	30,481
Cash and cash equivalents at end of period	$ 14,665	$ 50,842

Other supplemental disclosures:
Cash paid for interest	$ 65	$ 46
Inventory transferred to fixed assets	$ 2,359	$ -
Capital lease obligations incurred	$ 5,109	$ 358

The accompanying notes are an integral part of these consolidated condensed financial statements.

#

DIGITAL LIGHTWAVE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company”, “Digital Lightwave”, “us,” “we,” “our,” etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Form 10-K for the period ended December 31, 2001.

2.  NEW SUBSIDIARIES AND BRANCH OFFICES

During the second quarter of 2002, two new subsidiaries were formed.  Digital Lightwave Asia Pacific Pty, Ltd. is based in Australia and provides sales and sales support in the Asia Pacific region.   Digital Lightwave Latino Americana Ltda. is based in Brazil and provides sales and sales support in Latin America.  All significant intercompany transactions and balances are eliminated in consolidation.  The translation adjustment that results when converting the financial statements of these subsidiaries from their local currencies to US dollars is recorded as a component of other comprehensive loss.

During the second quarter of 2002, four new offices were established.  The offices are located in Australia, China, Taiwan and Brazil and will provide sales and sales support for those respective countries.  The offices in Australia, China and Taiwan will be managed by Digital Lightwave Asia Pacific Pty, Ltd. and the office in Brazil will be managed by Digital Lightwave Latino Americana Ltda.

In connection with the events more fully described in Note 13 – Subsequent Events, the Company established a new office in Chelmsford, Massachusetts during the fourth quarter.  This facility will primarily provide research and development activities for the Company’s products.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Short-term Investments

        The Company’s short-term investments consist of highly liquid debt instruments with strong credit ratings and remaining maturities of less than one year.  Commercial paper investments with a maturity greater than three months, but less than one year at the time of purchase are considered to be short-term investments.  The Company classifies its existing short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards No, 115, “Accounting For Certain Investments In Debt And Equity Securities.”  These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive loss.  Gains or losses on securities sold are recorded as other income (loss) in the consolidated statement of operations based on the specific identification method.

Accounts Receivable

The balance in accounts receivable includes approximately $7.2 million in trade receivables, $1.2 million in the allowance for doubtful accounts, and $0.8 million in a receivable from Jabil Circuit, Inc.

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

For all sales, the Company uses a binding purchase order as evidence that a sales arrangement exists.   Sales through international distributors are evidenced by a master agreement governing the relationship with the distributor.  The Company either obtains an end-user purchase order documenting the order placed with the distributor or proof of delivery to the end user as evidence that a sales arrangement exists.  For demonstration units sold to distributors, the distributor’s binding purchase order is evidence of a sales arrangement.

For domestic sales, delivery generally occurs when product is delivered to a common carrier.  Demonstration units sold to international distributors are considered delivered when the units are delivered to a common carrier.  An allowance is provided for sales returns based on historical experience.

For sales made under an OEM arrangement, delivery generally occurs when the product is delivered to a common carrier.  OEM sales are defined as sales of the Company’s products to a third party that will market the products under their brand.

For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class.  Otherwise, the Company accounts for the trade-in sale as a  nonmonetary transaction and follows the guidance found in Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” and related interpretations.  Revenue and cost of sales are recorded based upon the cash portion of the transaction.  The remaining costs associated with the new units are assigned to the units received on trade.  When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction.

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

Trade-in Revenue

For the nine months ended September 30, 2002 the Company recorded approximately $2.0 million in revenue from transactions that included a trade-in component and there were no sales for transactions that included trade-in components for the quarter ended September 30, 2002.

4.

SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 — Accounting for Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (“EITF”) has set forth in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring,". SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

5.

INVENTORIES

Inventories at September 30, 2002 and December 31, 2001 are summarized as follows:

	September 30,	December 31,
	2002	2001
	(In thousands)

Raw materials	$ 11,022	$ 9,341
Work-in-process	3,184	6,417
Finished goods	10,941	4,640
Provision for excess and obsolete inventory	(6,450)	(3,833)
	$ 18,697	$ 16,565

In December 2001, the Company signed a manufacturing service agreement with Jabil Circuit, Inc. (“Jabil”), a leading provider of technology manufacturing services with a customer base of industry-leading companies.  Under the terms of the agreement, Jabil will serve as the Company’s primary contract manufacturer for the Company’s circuit board and product assembly and will also provide engineering design services.  Jabil’s cumulative purchases from the Company have been approximately $22.8 million through September 30, 2002.  As of September 30, 2002, the Company was committed to purchase $4.9 million of finished goods from Jabil through 2002.  Under the terms of the agreement, Jabil will continue to purchase the Company’s existing inventory to fulfill orders until the Company’s present inventory is depleted to safety stock levels.

As of September 30, 2002 inventories included approximately $2.8 million of trade-in products.

In June 2002, the Company recorded a $6.0 million provision for excess and obsolete inventory.  When evaluating the adequacy of the reserve for excess and obsolete inventory the Company analyzes current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of products.  The Company believes the reserve for excess and obsolete inventory as of September 30, 2002 is adequate.

#

6.  COMPUTATION OF NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented.  For the three months and nine months ended September 30, 2002, diluted loss per share, which includes the effect of incremental shares from common stock equivalents using the treasury stock method, is not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 286,916 and 597,329 for the three months and nine months ended September 30, 2002, respectively.  The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

		Three Months Ended
		September 30,
		2002	2001
Basic:
	Weighted average common shares outstanding	31,372,818	31,114,286
	Total basic	31,372,818	31,114,286
Diluted:
	Incremental shares for common stock equivalents	-	-
	Total dilutive	31,372,818	31,114,286

		Nine Months Ended
		September 30,
		2002	2001
Basic:
	Weighted average common shares outstanding	31,346,263	30,834,261
	Total basic	31,346,263	30,834,261
Diluted:
	Incremental shares for common stock equivalents	-	1,454,597
	Total dilutive	31,346,263	32,288,858

7.  LEGAL PROCEEDINGS

On November 23, 1999, Seth P. Joseph, a former officer and director of the Company commenced arbitration proceedings against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute and breach of an indemnification agreement and the Company bylaws. As relief, Mr. Joseph sought $500,000, attorneys’ fees, interest and stock options for 656,666 shares of the Company’s common stock exercisable at a price of $5.25 per share. The Company filed an answer denying Mr. Joseph's allegations and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph sought repayment of loans totaling approximately $113,000 plus interest.  Mr. Joseph subsequently dismissed without prejudice all of his claims other than his claim under the Whistleblower Statute.  The arbitration hearing on Mr. Joseph’s Whistleblower claim and the Company’s counterclaims concluded on October 5, 2001. The parties submitted proposed findings to the arbitrator on October 17, 2001. As part of his proposed findings, Mr. Joseph sought an award of $48 million and attorneys’ fees and costs.  On November 9, 2001, the Company was notified of the arbitrator's decision which awarded Mr. Joseph the sum of approximately $3.7 million and attorneys’ fees and costs.  On December 20, 2001, the arbitrator issued a corrected award and awarded Mr. Joseph the sum of $3.9 million and attorneys’ fees and costs in amounts yet to be determined.  On January 23, 2002, Mr. Joseph filed a motion seeking the award of $1.1 million in attorneys’ fees, costs and interest thereon.  On July 18, 2002, the arbitrator issued an award to Mr. Joseph of $575,000 for attorneys’ fees, $165,000 for costs, $10,000 for a portion of the arbitrator fees, plus interest from November 1, 2001 until paid.

On December 26, 2001, the Company filed a petition to vacate or modify the arbitration award in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida, in an action entitled Digital Lightwave, Inc. v. Seth P. Joseph, Case No. 01-9010C1-21.  The Company filed an amended petition on December 26, 2001, following the corrected arbitration award.  Subsequently, Mr. Joseph filed a cross-motion to confirm the arbitration award.  On March 26, 2002, the Court denied the Company's petition to vacate the arbitration award, granted Mr. Joseph’s cross-motion to confirm the award, and entered a judgment in favor of Mr. Joseph in the amount of $4.0 million including interest.  The Company is appealing the decision and judgment of the Circuit Court. Briefing is complete at the appellate level and oral argument is expected before the end of the year.  Upon motion by Mr. Joseph, the arbitrator issued a corrected award of attorney's fees, slightly adjusting the costs Mr. Joseph was to receive.  Mr. Joseph has since filed a Petition to Confirm that corrected award.  The Company filed a Cross-Motion to vacate or stay that award pending appeal.  On April 4, 2002 the Company posted a civil supersedeas bond in the amount of $4.8 million, which represents the amount of the judgment plus two times the estimated interest, to secure a stay of enforcement of the Circuit Court judgment pending the Company’s appeal.   The Company has recorded an accrual of $4.7 million related to this arbitration as of September 30, 2002.  The Company believes its appeal is meritorious and intends to pursue the appeal vigorously.

In January 2002, an employee terminated as part of the Company’s October 2001 restructuring initiatives, filed a lawsuit claiming the Company wrongly discharged the employee and has withheld payments due the employee.  The suit does not seek a specified amount of damages, but does claim that the 2001 compensation plan presented to the employee in October 2001 unfairly lowered the employee’s salary. The plaintiff seeks attorneys’ fees, interest and punitive damages.  The Company has responded to the complaint and denied the substantive allegations therein. The Company intends to defend against these claims vigorously.

The Company from time to time is involved in various other lawsuits and actions by third parties arising in the ordinary course of business.  The Company is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company's business, financial condition and results of operations.

8.  RESTRUCTURING CHARGES

In October 2001, the Company’s board of directors approved a reduction in force of 38 employees and consultants across all departments and instituted temporary executive salary reductions of up to 20%.  The overall objective of the initiative was to lower operating costs and improve efficiency.  All affected employees were terminated in October 2001 and given severance based upon years of service with the Company.  The Company recorded a restructuring charge of $0.5 million in 2001 related to this cost reduction program.  The costs included in a restructuring charge for severance payments to employees included in the reduction in force, legal costs associated with the cost reduction program and remaining lease liabilities on the Company’s facility in New Jersey.  In January 2002, the board of directors approved additional cost reduction initiatives aimed at further reducing operating costs. These included a second reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production.  All affected employees were terminated in January 2002 and given severance based upon years of service with the Company.  The Company recorded a restructuring charge of $1.3 million in the first quarter of 2002.

The costs associated with both of these actions are expected to be paid by January 2003.  Activity associated with the restructuring charges during the quarter ended September 30, 2002 was as follows:

	Balance at			Balance at
	June 30,		Payments/	September 30,
	2002	Additions	Reductions	2002
	(in thousands)
Severance	$ 527	$ -	$ (25)	$ 502
Legal and other expenses	97	-	(61)	36
Lease payments	65	-	(40)	25
	$ 689	$ -	$ (126)	$ 563

The Company is in the process of reducing its workforce by approximately 42 positions, or approximately 19% of its current employment base.  The Company expects to complete the reduction during November 2002.  The Company expects to realize approximately $5 million to $6.5 million in annual savings and to record a restructuring charge of approximately $0.5 million to $1.0 million related to this reduction in the fourth quarter of this fiscal year.

9.  COMMITMENTS

At September 30, 2002, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $9.0 million, excluding the $4.9 million commitment to Jabil more fully described in Note 5.  The majority of the quantities under order are deliverable upon demand by the Company or within thirty (30) days upon written notice of either party.

10.  REVOLVING CREDIT FACILITY

In April 2002, the Company entered into a Revolving Credit and Security Agreement (“the Agreement”) with Wachovia Bank (“the Bank”).  The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company’s cash and cash equivalents and short-term investments.    The advance rate varies between 80% and 95% and is dependent upon the composition and maturity of the available collateral.  An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months.  The Agreement has an initial term of three years.  The Agreement may be terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank may terminate the Agreement at any time, without notice upon or after the occurrence of an event of default.  There were $10.0 million in borrowings under the Agreement at September 30, 2002.  Under the terms of the Agreement, $13.3 million of the Company’s cash and cash equivalents were classified as restricted at September 30, 2002.  This includes amounts borrowed under the Agreement based upon an advance rate of 95% and approximately $2.2 million in letters of credit required by the leases for the Company’s office space and $0.4 million for letters of credit required to purchase equipment.  The Company plans to use the facility for short-term working capital and general corporate purposes, including potential acquisitions of complementary businesses and technologies. The Company’s previous line of credit with Congress Financial was terminated in April 2002 as part of this transaction.

11.

SALE-LEASEBACK TRANSACTIONS AND CAPITAL LEASES

In September 2002, the Company entered into a $2.6 million sale-leaseback transaction with a third party whereby the Company sold and leased back certain inventory.  The resulting lease is being accounted for as a capital lease with a term of 36 months.  The units leased are recorded in property and equipment as demonstration equipment and the gain on the sale has been offset against the leased value of the property and equipment.

A second sales-leaseback transaction for $4.3 million of inventory will be completed in the fourth quarter of 2002.  The Company has received the cash related to this transaction and has recorded the payment as a deposit as of September 30, 2002.

In addition, in September 2002, the Company entered into a capital lease for $1.4 million of demonstration equipment with a term of twenty four months.

Property and equipment under capital leases as of September 30, 2002 was $5.1 million and the total capital lease obligation for these transactions was $4.9 million as of September 30, 2002.

12.  RELATED PARTY TRANSACTIONS

  In April 2002, the chief executive officer of the Company borrowed $175,000 from the Company.  On April 12, 2002, this borrowing was combined with a previous note of $200,000 plus accrued interest of approximately $16,000 into one note with a principal balance of approximately $391,000, which is classified in prepaid expenses and other current assets.  This note accrues interest at 8.0% with the principal and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of the officer’s stock holdings or on the date of termination of the officer’s employment with the Company.  This note is collateralized by the chief executive officer’s stock holdings in the Company, future cash bonuses which may become payable and a second lien on the officer’s residence.

13.  SUBSEQUENT EVENTS

On October 11, 2002, the Company acquired certain assets related to the Optical Network Management product line from LightChip, Inc., a privately-held company, in exchange for $1.0 million in cash.  The acquired assets included inventory, patented technology and equipment.

On November 5, 2002, the Company acquired certain assets related to the Optical Test System product line (the "OTS Line"), and assumed certain liabilities associated with the OTS Line, from Tektronix, Inc., in exchange for $10 million in cash.  Under the terms of the related escrow agreement, $1 million of the purchase price will be held in escrow until the one year anniversary of the closing date for the purpose of indemnifying the Company against any damages that result from any breach of the representations, warranties, covenants or agreements of Tektronix contained in the Agreement.  In connection with the Agreement, the Company entered into (i) a license agreement with Tektronix pursuant to which Tektronix licensed certain intellectual property to the Company related to the OTS Line, and (ii) a services agreement with Tektronix pursuant to which Tektronix shall perform certain manufacturing services for the Company related to the OTS Line and the Company assumed certain warranty obligations of Tektronix related to the OTS Line.

The Company is in the process of reducing its workforce by approximately 42 positions, or approximately 19% of its current employment base.  The Company expects to complete the reduction during November 2002.  The Company expects to realize approximately $5 million to $6.5 million in annual savings and to record a restructuring charge of approximately $0.5 million to $1.0 million related to this reduction in the fourth quarter of this fiscal year.

#

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and results of operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.  These statements are only predictions.  These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially from the results and outcomes discussed in the forward-looking statements.   All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements.  In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption Factors That May Affect Future Results set forth at the end of this Item 2 and those contained from time to time in our other filings with the SEC.  We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

This information should be read in conjunction with (i) the consolidated condensed financial statements and notes thereto included in Item 1 of this quarterly report on Form 10-Q, (ii) the consolidated condensed financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, for the years ended December 31, 2001 and 2000 included in our annual reports on Form 10-K.

OVERVIEW

Digital Lightwave, Inc. provides the global fiber-optic communications industry with products and technology used to develop, install, maintain, monitor and manage fiber optic-based networks.  Telecommunications service providers and equipment manufacturers deploy the Company’s products to provide quality assurance and ensure optimum performance of advanced optical communications networks and network equipment.  The Company’s products are sold worldwide to leading and emerging telecommunications service providers, telecommunications equipment manufacturers, equipment leasing companies and international distributors.

Fiber optics deliver increased network bandwidth for the transmission of voice, video, audio, and data traffic over public and private networks, including the Internet.  The Company’s products provide the capabilities to cost-effectively develop, deploy, and manage fiber-optic networks to address demand for bandwidth.  The Company’s products are used to verify that telecommunications products and systems function and perform properly.  Specific customer applications of the Company’s diagnostic equipment include the qualification of products during manufacturing, the verification of service during network installation and the monitoring and maintenance of deployed networks.

The Company’s original two product lines are Network Information Computers (NIC) and Network Access Agents (NAA).  NICs are portable instruments used for the installation and maintenance testing of advanced, high-speed networks and transmission equipment.  The NIC product family provides diagnostic capabilities for testing the performance of both optical and legacy electrical networks with an array of communications standards and transmission rates.  NAAs are unattended, software-controlled, performance monitoring and diagnostic systems permanently installed within optical-based networks.  NAAs embed the capabilities of our portable NICs within a customer’s network infrastructure, allowing centralized remote network management.

The Company’s portable NICs and network-embedded NAAs are software-based, modular products that combine a multitude of test functions in a single integrated solution, including SONET/SDH, T-carrier/PDH, ATM, and POS analysis.  The recent migration of these products to next-generation platforms has enabled the accelerated introduction of new modules and product line enhancements.  As a result, customers utilizing these products are able to benefit from the advanced and feature-rich functionality provided by these new enhancements, while protecting their original investment.  These expanded diagnostic and management capabilities are designed for communications service providers and equipment manufacturers, enabling them to deploy advanced solutions to markets of their current focus -- including both metropolitan and long-haul Dense Wavelength Division Multiplexing (DWDM) and Internet Protocol (IP) networks.

During the first two quarters of fiscal 2002, the Company introduced enhancements to its NIC and NAA product families.  These new technologies and product offerings include Gigabit Ethernet testing; an integrated solution for multi-rate SONET/SDH testing and optical spectrum analysis; an economical SONET/SDH analyzer for emerging global optical networks; an eight-port high-speed module for high-density optical network test and turn-up; and an Element Management System for the NAA product line, which is a multi-user software platform providing centralized management of multiple NAA products.

In June 2002, the Company also began diversifying its product portfolio to complement and extend its core line of optical networking test products with products sourced through third-party distribution and private-label agreements.  These new products are aimed at new market segments and are designed to enable the Company to better address global communications requirements.

The Company now offers its customers a comprehensive suite of high-speed network solutions for today's global networks, including SONET/SDH, Gigabit Ethernet, T-Carrier, PDH, ATM, Packet Over SONET (POS), and DWDM. Digital Lightwave’s products and services are organized under four business divisions:

•

The Network Installation and Maintenance Products Division, which is responsible for the portable network testing product lines, consisting of the flagship Network Information Computers® (NICs®); the scalable, module-configurable NIC PlusTM; and the Lightwave (LW) series of handheld devices introduced in July 2002.

•

The Network Management Systems Division, which is responsible for the centralized network monitoring and management product lines, including Network Access Agents® (NAAs®); monitoring and diagnostic tools customized to meet specific customer requirements; and complementary products from third-party manufacturers.

•

The Network Equipment Test and Measurement Products Division, which provides precision traffic generation and performance analysis tools used in the design, development and manufacturing of network equipment.

•

The Network Management Services Division, which provides engineering staff and consulting services for network installation and testing, capacity engineering, traffic optimization, and network planning, as well as technical due diligence for the acquisition and integration of networks.

The Company’s net sales are generated from sales of its products less an estimate for customer returns.  We expect that the average selling price (ASP) of our products will fluctuate based on a variety of factors, including product configuration, potential volume discounts to customers, the timing of new product introductions and enhancements and the introduction of competitive products.  Because the cost of goods sold tends to remain relatively stable for any given product, fluctuations in the ASP may have a material adverse effect on our business, financial condition and results of operations.

The Company primarily sells its products domestically through a direct sales force to telecommunications service providers and network equipment manufacturers.  The Company primarily sells its products in Asia through the direct sales force of its subsidiary Digital Lightwave Asia Pacific Pty, Ltd. as well as through distributor channels. The Company primarily sells its products in Latin America through the direct sales force of its subsidiary Digital Lightwave Latino Americana Ltda.  The Company primarily sells its products in Europe through distributor channels located in Europe.  Sales of our products have tended to be concentrated with a few major customers and we expect sales will continue to be concentrated with a few major customers in the future.  For the nine months ended September 30, 2002, no customer accounted for more than 10% of total sales.

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

Reduced customer capital expenditures and the overall economic weakness caused the Company to incur net operating losses beginning in the third quarter of 2001.  In October 2001, January 2002 and November 2002, the Company took certain measures to reduce its future operating costs.  These measures included a reduction in force, pay cuts for management and other expense reduction actions.  The Company can give no assurance as to whether its revenues will return to previous levels, when it will generate positive cash flows from operations or when it will return to profitability.

BUSINESS OUTLOOK

Prior to 2001, we had experienced sequential growth over a five-year period.  This growth was attributable primarily to the rapid expansion and substantial installation of fiber optic networks fueled by an unprecedented demand for bandwidth to accommodate exponentially increasing network traffic. We participated in that growth as a leading supplier of products that are used in the installation, maintenance and management of fiber optic communication networks.

During 2001, our industry experienced a dramatic economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers.  Our customers’ declining business resulted in a major decrease in sales of our products.  We do not anticipate a near-term recovery of the fiber optic test equipment market and do not expect the overall capital spending by telecommunication carriers and equipment factors will increase during 2002.

In January 2002, we announced a program for rescaling our business in response to the current market environment.  Specific actions taken as part of our plan include:

Reducing Cost.  We have taken immediate steps during the last two quarters of 2001 and in January of 2002 to reduce costs.  These initiatives included a reduction in workforce and expenses that we expect will reduce expenses by approximately $12 million on an annualized basis.  With the successful migration of our current product lines to next-generation platforms, we began outsourcing manufacturing activities with Jabil Circuit, Inc. in January of 2002.  We expect this to further reduce operating expenses associated with manufacturing overhead and lower the carrying risks of inventory during economically driven shifts in customer demand.

Growing Market Share.  We are focused on maintaining market leadership with our product lines.  We have evaluated our sales efforts to identify opportunities where our account presence can be improved and are working to exploit those opportunities. We expect new applications for our installed product base to be realized with use of new modular add-ons and enhancements.   During the second quarter, we established offices in Australia, Brazil, China, and Taiwan.  We also added approximately twenty international sales and support representatives across Europe, Australia, Brazil, China, India, and Taiwan.  We believe that having a direct sales force in key markets will have a positive impact on our ability to grow our market share.

Accelerating Product Development.  We are escalating our efforts to bring products currently under development to market faster.  We are concentrating on the products and technologies that we believe are most important to our customers.  We plan to introduce enhancements to our product lines to meet growing international needs and global high-speed data service requirements.  Thus far in fiscal 2002, we added three new products to our NIC product line, and introduced four new significant product enhancements.

During the second quarter of 2002, we signed our first third-party product agreements with Micron Optics, Inc. and Remote Management Systems Pty Ltd.   These agreements cover international, and in some cases domestic, product distribution.

In July 2002, we expanded our product portfolio to include handheld and other compact test products. These products are expected to complement our current product offerings and offer our customers a wide range of options to meet their requirements for fiber-optic products.

During the third quarter of 2002, we launched the Design and Manufacturing Solutions product line, which is a series of optical test instruments for fiber-optic equipment and component manufacturers.  We also introduced the Facility Probe (fProbe™), which adds environmental monitoring capabilities to our remote Network Access AgentÔ (NAAÔ) fiber-optic test and management system.

During the third quarter of 2002, we signed an agreement with JDS Uniphase to distribute its complete line of over 50 instruments for fiber-optic test and measurement.  Under the terms of the agreement, we will be a North American distributor for fiber-optic communications network service providers.  In addition, we will represent the JDS Uniphase instrumentation line to contract manufacturers under non-exclusive terms.

Also in the third quarter of 2002, we announced a partnership with Trendium to combine its ServicePath™ management system with our remote NAA test platform, providing network operators with an integrated service-level management tool.

During the fourth quarter of 2002,  we acquired certain assets related to the Optical Network Management product line (the “ONM Line”) of LightChip, Inc., a Salem, N.H.-based provider of components and subsystems for optical networks.  We plan to integrate ONM Line of remote wavelength management solutions for DWDM systems with our own Network Access Agent (NAA) product line for centralized network testing and monitoring.

On November 5, 2002 we acquired certain assets related to the Optical Test System product line of Tektronix (the "OTS Line").

In connection with the acquisition, we entered into (i) a license agreement with Tektronix pursuant to which Tektronix licensed certain intellectual property to Digital Lightwave related to the OTS Line, and (ii) a services agreement with Tektronix pursuant to which Tektronix shall perform certain manufacturing services for Digital Lightwave related to the OTS Line.

We believe that these new products and product enhancements, strategic partnerships, and third-party distribution agreements will further complement our product portfolio and enable us to offer a broader range of products to our global customers.

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

Critical Accounting Policies

We believe that the following accounting policies are critical in that they are important to the portrayal of the Company’s financial conditions and results and they require difficult, subjective and complex judgments that are often the results of estimates that are inherently uncertain:

•

Revenue recognition; and

•

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

For all sales, the Company uses a binding purchase order as evidence that a sales arrangement exists.   Sales through international distributors are evidenced by a master agreement governing the relationship with the distributor.  The Company either obtains an end-user purchase order documenting the order placed with the distributor or proof of delivery to the end user as evidence that a sales arrangement exists.  For demonstration units sold to distributors, the distributor’s binding purchase order is evidence of a sales arrangement.

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

For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class.  Otherwise, the Company accounts for the trade-in sale as a  nonmonetary transaction and follows the guidance found in Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” and related interpretations.  Revenue and cost of sales are recorded based upon the cash portion of the transaction.  The remaining costs associated with the new units are assigned to the units received on trade.  When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction.

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

We estimate the amount of potential future product returns related to current period product revenue.  We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances.  Our estimate for the provision for sales returns and other allowances as of September 30, 2002 was $0.6 million.

We also estimate the uncollectibility of our accounts receivables.  We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts.  Our accounts receivable balance as of September 30, 2002 was $6.8 million, net of our estimated reserve for uncollectible accounts of $1.2 million.

We estimate the amount of excess and obsolete inventory.  We consider many factors when making our estimates, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products when evaluating the adequacy of the reserve for excess and obsolete inventory.  Our inventory balance was $18.7 million as of September 30, 2002, net of our estimated reserve for excess and obsolete inventory of $6.5 million.

We estimate the amount of liability the Company may incur as a result of pending litigation.  Our estimate of legal liability is uncertain and is based on the size of the outstanding claims and an assessment of the merits of the claims.  We accrued $4.7 million for liability resulting from pending litigation as of September 30, 2002.

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

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter and nine months ended September 30, 2002 compared to the quarter and nine months ended September 30, 2001. The following sets forth certain financial data as a percent of net sales.

	Percent of		Percent of
	Net Sales for the		Net Sales for the Nine
	Quarter Ended September 30,		Months Ended September 30,
	2002	2001	2002	2001

Net sales	100%	100%	100%	100%
Cost of goods sold	70	53	100	33
Gross profit (loss)	30	47	-	67

Operating expenses:
Engineering and development	69	49	66	15
Sales and marketing	75	52	55	18
General and administrative	45	30	34	8
Restructuring charges	-	-	9	-
Litigation charge	-	49	3	6
Total operating expenses	189	180	167	47
Operating income (loss)	(159)	(133)	(167)	20
Other income, net	2	5	3	2
Income (loss) before income taxes	(157)	(128)	(164)	22
Provision (benefit) for income taxes	-	48	-	(2)
Net income (loss)	(157)%	(80)%	(164)%	20%

Net Sales

Net sales for the quarter ended September 30, 2002 decreased $3.8 million, or 45%, to $4.6 million from $8.4 million for the quarter ended September 30, 2001.  The sales decrease relates to lower pricing and a significant decrease in capital spending by telecommunications carriers and equipment manufacturers.   Sales to new customers during the quarter ended September 30, 2002 represented 47% of sales or $2.2 million.  International sales for the quarter ended September 30, 2002, were $1.8 million, or 41% of total sales as compared to $0.8 million, or 8% of total sales for the quarter ended September 30, 2001.

Net sales for the nine months ended September 30, 2002 decreased $62.2 million, or 80%, to $15.1 million from $77.3 million for the year ago period ended September 30, 2001.  The sales decrease relates to lower pricing and a significant decrease in capital spending by telecommunications carriers and equipment manufacturers.  Sales to new customers during the nine months ended September 30, 2002 represented 32% of sales or $4.9 million.  International sales for the nine months ended September 30, 2002, were $5.7 million, or 38% of total sales, as compared to $15.4 million, or 20% of total sales for the nine months ended September 30, 2001.

Cost of Goods Sold

Cost of goods sold for the quarter ended September 30, 2002 decreased by $1.2 million to $3.2 million as compared to $4.4 million for the quarter ended September 30, 2001.  Cost of goods sold for the nine months ended September 30, 2002 decreased by $10.3 million to $15.1 million as compared to $25.4 million for the nine months ended September 30, 2001.  The decrease in cost of goods sold in the quarter ended September 30, 2002 was due to a reduction in volume of units sold.   The nine months ended September 30, 2002 includes a $6.0 million reserve for excess inventory and a $0.5 million charge related to the outsourcing of manufacturing operations coupled with the reduction in volume.

Gross Profit (Loss)

Gross profit (loss) for the quarter ended September 30, 2002 decreased by $2.6 million to $1.4 million from $4.0 million for the quarter ended September 30, 2001.  Gross margin for the third quarter of 2002 decreased to 30% from 47% during the third quarter of 2001.  The decrease in gross profit was due to a reduction in volume of units sold at lower sales prices and lower margins on third party products.

Gross profit (loss) for the nine months ended September 30, 2002 decreased by $52.0 million to $0.0 million from $52.0 million for the nine months ended September 30, 2001.  Gross margin for the nine months ended September 30 2002 decreased to 0% from 67% during the nine months ended September 30, 2001.  The decrease in gross profit was due to a $6.0 million reserve for excess inventory, a $0.5 million charge related to the outsourcing of manufacturing operations, and a reduction in volume of units sold at lower sales prices.  Without the $6.0 million reserve for excess inventory and the $0.5 million charge related to the outsourcing of manufacturing operations, gross margin for the nine months ended September 30, 2002 was 43%.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended September 30, 2002 decreased by $0.9 million to $3.2 million from $4.1 million for the quarter ended September 30, 2001.  The dollar decrease was due to lower salary and other expenses as a result of the Company’s reduction in force initiatives implemented in October 2001 and January 2002.

Engineering and development expenses for the nine months ended September 30, 2002 decreased by $1.5 million to $10.0 million from $11.5 million for the nine months ended September 30, 2001.  The dollar decrease was due to lower salary and other expenses as a result of the Company’s reduction in force initiatives implemented in October 2001 and January 2002.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows, promotional materials and warranty expenses.  Sales and marketing expenses for the quarter ended September 30, 2002 decreased by $1.0 million to $3.4 million from $4.4 million for the quarter ended September 30, 2001.  The dollar decrease is directly related to lower commissions resulting from the decreased sales activity, along with lower salary and other expenses as a result of the Company’s reduction in force initiatives implemented in October 2001 and January 2002.

       Sales and marketing expenses for the nine months ended September 30, 2002 decreased by $6.1 million to $8.2 million from $14.3 million for the nine months ended September 30, 2001.  The dollar decrease is directly related to lower commissions resulting from the decreased sales activity, along with lower salary and other expenses as a result of the Company’s reduction in force initiatives implemented in October 2001 and January 2002.

General and Administrative

General and administrative expenses principally include salaries, professional fees, facility rentals, compensation and information systems related to general management functions.  General and administrative expenses for the quarter ended September 30, 2002 decreased by $0.5 million to $2.0 million from $2.5 million for the quarter ended September 30, 2001.  The dollar decrease was due to lower salary and other expenses as a result of the Company’s reduction in force initiatives implemented in October 2001 and January 2002.

General and administrative expenses for the nine months ended September 30, 2002 decreased by $1.3 million to $5.1 million from $6.4 million for the nine months ended September 30, 2001.  The dollar decrease was due to lower salary and other expenses as a result of the Company’s reduction in force initiatives implemented in October 2001 and January 2002.

Restructuring Charges

In October 2001, the Company’s board of directors approved a reduction in force of 38 employees and consultants across all departments and instituted temporary executive salary reductions of up to 20%.  The overall objective of the initiative was to lower operating costs and improve efficiency.  All affected employees were terminated in October 2001 and given severance based upon years of service with the Company.  The Company recorded a restructuring charge of $0.5 million in 2001 related to this cost reduction program.  The costs included in a restructuring charge for severance payments to employees included in the reduction in force, legal costs associated with the cost reduction program and remaining lease liabilities on the Company’s facility in New Jersey.  In January 2002, the board of directors approved additional cost reduction initiatives aimed at further reducing operating costs. These included a second reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production.  All affected employees were terminated in January 2002 and given severance based upon years of service with the Company.  The Company recorded a restructuring charge of $1.3 million in the first quarter of 2002.

The costs associated with both of these actions are expected to be paid by January 2003.  Activity associated with the restructuring charges during the quarter ended September 30, 2002 was as follows:

	Balance at			Balance at
	June 30,		Payments/	September 30,
	2002	Additions	Reductions	2002
	(in thousands)
Severance	$ 527	$ -	$ (25)	$ 502
Legal and other expenses	97	-	(61)	36
Lease payments	65	-	(40)	25
	$ 689	$ -	$ (126)	$ 563

We are in the process of reducing our workforce by approximately 42 positions, or approximately 19% of our current employment base.  We expect to complete the reduction during November 2002.  We expect to realize approximately $5 million to $6.5 million in annual savings and to record a restructuring charge of approximately $0.5 million to $1.0 million in the fourth quarter of this fiscal year.

Litigation Charge

On July 18, 2002, the arbitrator in the Seth Joseph arbitration case issued an award to Mr. Joseph of $575,000 for attorneys’ fees, $165,000 for costs, $10,000 for a portion of the arbitrator fees, plus interest from November 1, 2001 until paid.  The Company has recorded a litigation charge of $4.7 million for the nine months ended September 30, 2002 associated with the Seth Joseph arbitration case and appeal thereof.

Other Income, net

Other income for the quarter ended September 30, 2002 decreased by $0.3 million to $0.1 million from $0.4 million for the quarter ended September 30, 2001.  Other income for the nine months ended September 30, 2002 decreased by $0.8 million to $0.5 million from $1.3 million for the nine months ended September 30, 2001.  This primarily represents interest earned on invested cash balances partially offset by fees related to a credit facility and interest expense on capital lease obligations.

Provision (Benefit) for Income Taxes

No provision for income taxes was made for the three- and nine-months ended September 30, 2002 due to the Company’s net loss of $7.1 million for the three months ended September 30, 2002 and net loss of $24.7 million for the nine months ended September 30, 2002.   Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief it is more likely than not that future tax benefits will not be realized as a result of current and future income.

The provisions for income taxes for the three and nine-months ended September 30, 2001 reflect income taxes due at federal statutory rates and state income taxes, net of federal benefit. The income tax benefit for the quarter ended September 30, 2001 was $4.1 million, while the effective income tax rate for the nine months ended September 30, 2001 was 7.4%.  The effective rates differ from the federal and state statutory rates (net of federal benefit) due to the recognition of deferred tax assets for which a full valuation allowance had previously been established.  A valuation allowance for deferred tax assets was recorded as a result of management’s belief it is more likely than not that future tax benefits will not be realized as a result of current and future income.  During the second quarter of 2001, a research and experimentation credit was recognized resulting in a benefit of $1.0 million which offset the otherwise recognized tax expense of $5.2 million resulting in a net tax expense of $4.2 million or 31.0%. For the nine months ended September 30, 2001, the effect of this credit coupled with recognition during first quarter of 2001 of the remaining deferred tax asset of $4.3 million resulted in a benefit offsetting the otherwise recognized tax expense of $6.5 million producing a net tax expense of $1.2 million or 7.4%.

Net Income (Loss)

Net loss for the quarter ended September 30, 2002 was $7.1 million or $0.23 per diluted share compared with net loss of $6.7 million or $0.21 per share for the quarter ended September 30, 2001 for the reasons discussed above.

Net loss for the nine months ended September 30, 2002 was $24.7 million or $0.79 per diluted share compared with net income of $15.6 million or $0.48 per diluted share for the nine months ended September 30, 2001 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company’s unrestricted cash and cash equivalents and short-term investments were approximately $25.9 million, a decrease of $25.1 million from December 31, 2001.  As of September 30, 2002, the Company's working capital was approximately $47.0 million as compared to $64.8 million at December 31, 2001. During 2001, the Company reported net income of $2.8 million and cash flows from operations of $20.8 million.  For the nine months ended September 30, 2002 the Company reported a net loss of $24.7 million and cash used by operations of $25.1 million.   The Company had an accumulated deficit of $31.2 million at September 30, 2002.

Beginning in the fourth quarter of 2001 through the quarter ended September 30, 2002, the Company has experienced combined net losses of $37.6 million.  The Company expects to continue to incur operating losses through 2002 and into 2003. Management has taken actions to increase net sales and significantly reduce cost of goods sold, operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues.

During the third quarter, the Company paid approximately $11.0 million in cash from operations for assets in connection with the acquisition of the OTS Line of products from Tektronix and the ONM Line of products from LightChip.

The Company expects that its sales activity over the next twelve months will offset expected operating expenses and generate a sufficient level of cash from operations that, together with funds provided from the revolving credit facility with Wachovia Bank and its existing cash and cash equivalents, will fund the Company's working capital and capital expenditure requirements for the next twelve months.  In the event that these sales levels are not attained, the Company will have to use its cash reserves to fund operations or seek additional funding or financing alternatives. The Company continues to consider various financing alternatives, including other equity or debt issuances (the “Financing Sources”).  If the Company does not achieve the expected level of sales, depletes its cash reserves and is unable to secure adequate Financing Sources on terms acceptable to the Company, the Company may not have sufficient cash to fund the Company's working capital and capital expenditure requirements for the next twelve months.

Operating Activities

Net cash used by operating activities for the nine months ending September 30, 2002 was $25.9 million. This was primarily the result of the net loss of $24.7 million, a decrease in accounts receivable of $0.8 million, a $11.4 million increase in inventory, increases in prepaid and other assets of $3.0 million and a decrease in accounts payable and accrued expenses of $1.7 million.  These were partially offset by non-cash expenses consisting primarily of a restructuring charge of $1.3 million, depreciation and amortization of $2.8 million, $6.0 million provision for excess and obsolete inventory, and $0.6 million increase in accrued litigation charge.

Net cash provided by operating activities for the nine months ending September 30, 2001 was $20.5 million. This was primarily the result of net income of $15.6 million, accompanied by non-cash expenses of income tax benefit from stock option exercises of $1.2 million, provision for uncollectible accounts $1.0 million, decrease in accounts receivable of $6.2 million, increase in the litigation accrual of $4.1 million and depreciation and amortization of $2.5 million. This was partially offset by increases in inventory of $7.7 million and prepaid and other assets of $0.4 million along with a decrease in accounts payable and accrued expenses of $2.1 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2002 was $27.3 million.  This was the result of $70.4 million used to purchase short-term investments, proceeds from sales of investments of $36.2 million, proceeds from the maturity of investments of $22.8 million, an increase of $13.3 million in restricted cash and cash equivalents, $2.5 million for the purchase of property and equipment and a $0.2 million increase in notes receivable.

 Net cash used in investing activities for the nine months ended September 30, 2001 was $3.1 million.  This was the result of $2.9 million for the purchase of property and equipment and a $0.2 million increase in notes receivable.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2002 was $16.8 million.  This was primarily the result of a $10.0 million advance from a revolving credit facility, proceeds from the sales-leaseback of $6.9 million, a $0.8 million advance from a note payable and net proceeds of $0.3 million from employee exercises of stock options. This was partially offset by principal payments of $0.6 on capital lease obligations and principal payments of $0.6 million made on notes payable.

Net cash provided by financing activities for the nine months ended September 30, 2001 was $2.9 million.  This was primarily the result of $3.4 million in net proceeds from employee exercises of stock options partially offset by $0.5 million of principal payments on capital lease obligations.

Revolving Credit Facility

In April 2002, the Company entered into a Revolving Credit and Security Agreement (“the Agreement”) with Wachovia Bank (“the Bank”).  The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company’s cash and cash equivalents and short-term investments.    The advance rate varies between 80% and 95% and is dependent upon the composition and maturity of the available collateral.  An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months.  The Agreement has an initial term of three years.  The Agreement may be terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank may terminate the Agreement at any time, without notice upon or after the occurrence of an event of default.  There were $10.0 million in borrowings under the Agreement at September 30, 2002.  Under the terms of the Agreement, $13.3 million of the Company’s cash and cash equivalents were classified as restricted at September 30, 2002.  This includes amounts borrowed under the Agreement based upon an advance rate of 95% and approximately $2.2 million in letters of credit required by the leases for the Company’s office space and $0.4 million for letters of credit required to purchase equipment.  The Company plans to use the facility for short-term working capital and general corporate purposes, including potential acquisitions of complementary businesses and technologies. The Company’s previous line of credit with Congress Financial was terminated in April 2002 as part of this transaction.

Legal Proceedings

As discussed more fully in the Notes to the Consolidated Condensed Financial Statements Note 7 – Legal Proceedings, the Company is currently appealing the judgment of the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida, that awarded $3.9 million plus attorneys’ fees to a former officer and director of the Company.  As of September 30, 2002 no amounts under this award have been paid.  On April 4, 2002 the Company posted a civil supersedeas bond in the amount of $4.8 million to secure a stay of enforcement of the Circuit Court judgment pending the Company’s appeal.  On July 18, 2002, the arbitrator issued an award to Mr. Joseph of $575,000 for attorneys’ fees, $165,000 for costs, $10,000 for a portion of the arbitrator fees, plus interest from November 1, 2001 until paid.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We experience fluctuations in our operating results

Our quarterly operating results have fluctuated in the past and our future quarterly operating results are likely to vary significantly due to a variety of factors which are outside our control.  Factors that could affect our quarterly operating results include:

•

Announced capital expenditure cutbacks by customers within the telecommunications industry,

•

Limited number of major customers,

•

The product mix, volume, timing and number of orders we receive from our customers,

•

The long sales cycle for obtaining new orders,

•

The timing of introduction and market acceptance of new products,

•

Our success in developing, introducing and shipping product enhancements and new products,

•

Pricing changes by our competitors,

•

Our ability to enter into long term agreements or blanket purchase orders with customers,

•

Our ability to obtain sufficient supplies of sole or limited source components for our products,

•

Our ability to attain and maintain production volumes and quality levels for our current and future products,

•

Changes in costs of materials, labor and overhead, and

•

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

Changes in United States and worldwide economies and fluctuations in capital expenditures within the telecommunications industry

Our products are purchased and used by telecommunications customers.  Sales are impacted by the following conditions in this marketplace:

•

The weak economic conditions in the United States and global markets have resulted in decreased capital expenditures by telecommunication equipment manufacturers and equipment rental and leasing companies,

•

The telecommunications sector in the United States and global markets have experienced significant bankruptcies and decreased capital expenditures.  This includes the competitive local exchange carriers, Internet service providers and enterprise network operator segments, and

•

The incumbent local exchange carriers are becoming increasingly active, but historically have been slow to implement bandwidth expansion strategies.  We are now focusing on sales to this segment of the industry.

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

We may not be able to achieve sustained operating profitability

We shipped our first product, the Network Information Computer, in February 1996, and have shipped only limited quantities of our second product, the Network Access Agent.  We have incurred substantial costs, including costs to:

•

Develop and enhance our technology and products,

•

Develop our engineering, production and quality assurance operations,

•

Recruit and train sales, marketing and customer service groups,

•

Build administrative and operational support organizations, and

•

Establish international sales channels and strengthen existing domestic sales channels

Our accumulated net losses totaled approximately $31.2 million for the nine month period ended September 30, 2002. We anticipate that our losses will continue into 2003 as we create and introduce new products and technologies and develop additional distribution channels.  We expect that any related increases in revenues will lag behind these cost increases for the foreseeable future.  If we cannot sustain operating profitability or positive cash flow from operations, we may not be able to meet our cash and working capital requirements.  This would have a material adverse effect on our business, financial condition and results of operations.

We may engage in acquisitions that could result in integration challenges, stockholder dilution, and cause us to incur debt or assume contingent liabilities.

We have in the past and may in the future pursue acquisitions to acquire new technologies, products or service offerings.  Future acquisitions by us may involve the following:

•

Use of significant amounts of cash,

•

Potentially dilutive issuances of equity securities on potentially unfavorable terms, and

•

Incurrence of debt on potentially unfavorable terms as well as amortization expenses related to goodwill and other intangible assets.

The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky.  The areas where we may face difficulties include:

•

Diversion of management time (at both companies) during the period of negotiation through closing and further diversion of such time after closing from focus on operating the businesses to issues of integration and future products,

•

Decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business,

•

The need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented, and

•

The need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had been smaller, private companies.

From time to time, we have engaged in discussions with acquisition candidates regarding potential acquisitions of product lines, technologies and businesses.  If such an acquisition does occur, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected.

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

We may need additional funds to execute our business plan, and if we are unable to obtain such funds, we may not be able to expand our business, and if we do raise such funds, your ownership in the Company may be subject to dilution

We may be required to obtain substantial additional capital to finance our future growth, fund our ongoing research and development activities and acquire new technologies or companies.  To the extent that our existing sources of liquidity and cash flow from operations are insufficient to fund our activities, we may need to seek additional equity or debt financing from time to time. If our performance or prospects decrease, we may need to consummate a private placement or public offering of our capital stock at a lower price than you paid for your shares. If we raise additional capital through the issuance of new securities at a lower price than you paid for your shares, you will be subject to additional dilution.  Our Board of Directors has the authority to issue shares of preferred stock and to determine the preferences, rights and privileges of those shares without any further vote or action by our shareholders.  Such equity securities may have rights, preferences or privileges senior to those of our existing common stock.  Additional financing may not be available to us when needed or, if available, it may not be available on terms favorable to us.

We are dependent on key personnel

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace.  We do not maintain key man life insurance covering our officers.  Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team.  The Company has had significant turnover of its executive officers in the past and could continue to have problems retaining and recruiting executive officers in the future.  In October 2001, the Company’s former Chief Financial Officer and Secretary, Steven Grant, resigned, in January 2002 a former Chairman of the Board, President and Chief Executive Officer of the Company, Gerry Chastelet, resigned, and in August 2002, the Company’s most recent former President and Chief Executive Officer, Dr. Bryan Zwan resigned.  Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.

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

Our industry is subject to rapid technological change

To remain competitive, we must respond to the rapid technological change in our industry by developing, manufacturing and selling new products and technology and improving our existing products and technology.  Our market is characterized by:

•

Rapid technological change,

•

Changes in customer requirements and preferences,

•

Frequent new product introductions, and

•

The emergence of new industry standards and practices.

•

These factors could cause our sales to decrease or render our current products obsolete.  Our success will depend upon our ability to:

•

Create improvements on and enhancements to our existing products,

•

Develop, manufacture and sell new products to address the increasingly sophisticated and varied needs of our current and prospective customers,

•

Respond to technological advances and emerging industry standards and practices on a cost effective and timely basis, and

•

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

Our industry is extremely competitive and such competition may negatively affect our business

The market for our products is intensely competitive and is subject to rapid technological change, frequent product introductions with improved performance, competitive pricing and shifting industry standards.  We believe that the principal factors on which we compete include:

•

Product performance,

•

Product quality,

•

Product reliability,

•

Value,

•

Customer service and support, and

•

Length of operating history, industry experience and name recognition.

We believe that the principal competitors for our portable Network Information Computers and handheld test products are Acterna, Agilent, Anritsu, Exfo, and Sunrise.  We believe the principle competitors for our Network Access Agents, our other centralized network test and monitoring systems, and our design and manufacturing test products are Acterna, Agilent, Anritsu, Exfo/Gnubi, and Spirent.  Many of our competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources.  In addition, a number of these competitors have long established relationships with our customers and potential customers.  We expect that competition will increase in the future and that new competitors will enter the market for most, if not all, of the products we will offer.  Increased competition could reduce our profit margins and cause us to lose or prevent us from gaining market share.  Any of these events could have a material adverse effect on our business, financial condition and results of operation.

We are dependent on a limited number of major customers and a decrease in orders from any major customer could decrease our revenues

For the nine months ended September 30, 2002 no single customer accounted for more than 10% of total sales.  Level 3 Communications accounted for approximately 12% of our total sales in 2001, and Telogy accounted for approximately 15% of our total sales in 2000.  For the year ended December 31, 1999, Telogy accounted for approximately 21% and one additional customer, Technology Rental Services, accounted for 18% of total sales.  No other customer accounted for sales of 10% or more during those years.  There can be no assurance regarding the amount or timing of purchases by any customer in any future period and business fluctuations affecting our customers have affected and will continue to affect our business.

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

Our principal stockholder has substantial influence over our company

As of November 12, 2002, Dr. Bryan J. Zwan, the Company’s chairman of the board, beneficially owned approximately 60% of the outstanding shares of our common stock (including approximately 7.4 million shares, or 24%, which are subject to forward sales agreements).  Dr. Zwan has the ability to cause a change of control of the board of directors of Digital Lightwave by electing candidates of his choice to the board at a stockholder meeting, approve or disapprove any matter requiring stockholder approval, and has significant influence over our affairs, including the power to cause, delay or prevent a change in control or sale of the Company.

We are dependent on proprietary technology

Our success and our ability to compete depend upon our proprietary technology that we protect through a combination of patent, copyright, trade secret and trademark law.  As of November 12, 2002, we have six issued patents relating to the Network Information Computer and Network Access Agent technology, and five issued patents relating to the DWDM technology in the United States.  We have filed continuation applications for each of these issued patents.  Currently we have twelve patents pending relating to our technology.  We cannot assure you that the patents for which we have applied or intend to apply will be issued or that the steps that we take to protect our technology will be adequate to prevent misappropriation.  Our competitors may independently develop technologies that are substantially equivalent or superior to our technology.  Our growth strategy includes a plan to expand our presence in international markets and the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.

We generally enter into non-disclosure agreements and proprietary information and invention agreements with our employees and suppliers and limit access to and distribution of our proprietary information.  It may be possible for third parties to copy or otherwise obtain and use our technology without authorization despite these precautions.

We may either license our proprietary rights to third parties or license certain technologies from third parties for use in our products.  The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement.  We believe that our technology does not infringe on the proprietary rights of others and we have not received any notice of claimed infringements.  However, third parties may assert infringement claims against us in the future that may or may not be successful.  We could incur substantial costs regardless of the merits of the claims if we must defend ourselves or our customers against such claims.  Parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products and could obtain an award of substantial damages.  We may be required to obtain one or more licenses from third parties, including our customers, in the event of a successful claim of infringement against us.  Any such claim could have a material adverse effect on our business, financial condition and results of operations.

The market price of our common stock may be volatile

The market price of our common stock has been and is likely in the future to be highly volatile.  Our common stock price may fluctuate significantly in response to factors such as:

•

Quarterly variations in our operating results,

•

Announcements of technological innovations,

•

New product introductions by us or our competitors,

•

Competitive activities,

•

Changes in earnings estimates by analysts or our failure to meet such earnings estimates,

•

Announcements by us regarding significant acquisitions, strategic relationships or capital expenditure commitments,

•

Additions or departures of key personnel,

•

Issuance of convertible or equity securities for general or merger and acquisition purposes,

•

Issuance of debt or convertible debt for general or merger and acquisition purposes,

•

Changes in federal, state or foreign regulations affecting the telecommunications industry,

•

General market and economic conditions, and

•

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

The sale of a significant number of our shares could depress the price of our stock

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline.  As of November 12, 2002, 31.4 million shares of common stock were outstanding.  Of these shares, 12.2 million were eligible for sale in the public market without restriction (including 7.4 million shares held by Dr. Zwan are subject to forward sales agreements).  The remaining 19.2 million shares of outstanding common stock were held by Dr. Zwan, our majority shareholder, and other company insiders.  As an "affiliate" (as defined under Rule 144 of the Securities Act (“Rule 144”) of Digital Lightwave, Dr. Zwan may only sell his shares of common stock in the public market in compliance with the volume limitations of Rule 144.

The Company is exposed to various risks related to legal proceedings or claims

The Company has been, currently is, or in the future may be involved in legal proceedings or claims regarding employment law issues, contractual claims, securities laws violations and other matters.  These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to prosecute or defend and could divert management’s attention and resources.  There can be no assurance regarding the outcome of current or future legal proceedings.  The Company has incurred and may continue to incur significant litigation expenses associated with legal proceedings and claims, which have and could continue to have a material adverse effect on our business, financial condition and results of operations.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

We are not exposed to material fluctuations in currency exchange rates because the majority of our sales and expenses are denominated in U.S. dollars.  We are exposed to the impact of interest rate changes on our short-term cash investments, consisting of U.S. Treasury obligations and other investments in institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk.  We believe that the impact of a 10% increase or decline in interest rates would not be material to our investment income.

Item 4.

Controls and Procedures

(a)

Evaluation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15d-14(c)) as of the a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them by others within the Company so that we are able to record, process, summarize and disclose such information in the reports we file with the SEC within the time periods specified in the SEC’s rules and forms.

(b)

Changes in internal controls.  There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

#

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

On November 23, 1999, Seth P. Joseph, a former officer and director of the Company commenced arbitration proceedings against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute and breach of an indemnification agreement and the Company bylaws. As relief, Mr. Joseph sought $500,000, attorneys’ fees, interest and stock options for 656,666 shares of the Company's common stock exercisable at a price of $5.25 per share. The Company filed an answer denying Mr. Joseph's allegations and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph sought repayment of loans totaling approximately $113,000 plus interest.  Mr. Joseph subsequently dismissed without prejudice all of his claims other than his claim under the Whistleblower Statute.  The arbitration hearing on Mr. Joseph’s Whistleblower claim and the Company’s counterclaims concluded on October 5, 2001. The parties submitted proposed findings to the arbitrator on October 17, 2001. As part of his proposed findings, Mr. Joseph sought an award of $48 million and attorneys’ fees and costs.  On November 9, 2001, the Company was notified of the arbitrator's decision which awarded Mr. Joseph the sum of approximately $3.7 million and attorneys’ fees and costs.  On December 20, 2001, the arbitrator issued a corrected award and awarded Mr. Joseph the sum of $3.9 million and attorneys’ fees and costs in amounts yet to be determined.  On January 23, 2002, Mr. Joseph filed a motion seeking the award of $1.1 million in attorneys’ fees, costs and interest thereon.  On July 18, 2002, the arbitrator issued an award to Mr. Joseph of $575,000 for attorneys’ fees, $165,000 for costs, $10,000 for a portion of the arbitrator fees, plus interest from November 1, 2001 until paid.

On December 26, 2001, the Company filed a petition to vacate or modify the arbitration award in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida, in an action entitled Digital Lightwave, Inc. v. Seth P. Joseph, Case No. 01-9010C1-21.  The Company filed an amended petition on December 26, 2001, following the corrected arbitration award.  Subsequently, Mr. Joseph filed a cross-motion to confirm the arbitration award.  On March 26, 2002, the Court denied the Company's petition to vacate the arbitration award, granted Mr. Joseph’s cross-motion to confirm the award, and entered a judgment in favor of Mr. Joseph in the amount of $4.0 million including interest.  The Company is appealing the decision and judgment of the Circuit Court. Briefing is complete at the appellate level and oral argument is expected before the end of the year.  Upon motion by Mr. Joseph, the arbitrator issued a corrected award of attorney's fees, slightly adjusting the costs Mr. Joseph was to receive.  Mr. Joseph has since filed a Petition to Confirm that corrected award.  The Company filed a Cross-Motion to vacate or stay that award pending appeal.  On April 4, 2002 the Company posted a civil supersedeas bond in the amount of $4.8 million, which represents the amount of the judgment plus two times the estimated interest, to secure a stay of enforcement of the Circuit Court judgment pending the Company’s appeal.   The Company has recorded an accrual of $4.7 million related to this arbitration as of September 30, 2002.  The Company believes its appeal is meritorious and intends to pursue the appeal vigorously.

In January 2002, an employee terminated as part of the Company’s October 2001 restructuring initiatives, filed a lawsuit claiming the Company wrongly discharged the employee and has withheld payments due the employee.  The suit does not seek a specified amount of damages, but does claim that the 2001 compensation plan presented to the employee in October 2001 unfairly lowered the employee’s salary. The plaintiff seeks attorneys’ fees, interest and punitive damages.  The Company has responded to the complaint and denied the substantive allegations therein. The Company intends to defend against these claims vigorously.

The Company from time to time is involved in various other lawsuits and actions by third parties arising in the ordinary course of business.  The Company is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 5.

Other Information

In August 2002, Dr. Bryan J. Zwan, the Company’s founder, resigned as the Company’s President and Chief Executive Officer, and the board of directors elected James Green, formerly the Company’s Chief Operating Officer, to serve as the Company’s new President and Chief Executive Officer.  Dr. Zwan continues to serve as the Company’s chairman of the board.  Also in August 2002, Mark E. Scott, the Company’s Chief Financial Officer, was promoted from Vice President to Executive Vice President, Finance.

#

Item 6.

Exhibits and Reports on Form 8-K

(a) Exhibits

A list of exhibits is set forth in the Exhibit Index found on page 35 of the report.

(b)  Reports on Form 8-K.

(i)

Current Report on Form 8-K dated as of October 22, 2002, and filed on October 24, 2002 pursuant to Item 4, disclosing changes in  Digital’s Certifying Accountant.

(ii)

Current Report on Form 8-K dated as of October 30,  2002, and filed on November 7, 2002 pursuant to Item 2, disclosing that Digital entered into an asset acquisition agreement with Tektronix, Inc. and is in the process of a reduction of its workforce.

#

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Digital Lightwave, Inc.

(Registrant)

By:

/s/ JAMES GREEN

James Green

Chief Executive Officer and President

(Principal Executive Officer)

Date:  November 14 , 2002

By:

/s/ MARK E. SCOTT

Mark E. Scott

Executive Vice President, Finance,

Chief Financial Officer and Secretary

(Principal Accounting Officer)

Date: November 14, 2002

#

CERTIFICATIONS

I, James Green, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of Digital Lightwave, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JAMES GREEN

James Green

Chief Executive Officer and President

(Principal Executive Officer)

I, Mark E. Scott, certify that:

1.

  I have reviewed this quarterly report on Form 10-Q of Digital Lightwave, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ MARK E. SCOTT

Mark E. Scott

Executive Vice President, Finance,

Chief Financial Officer and Secretary

(Principal Accounting Officer)

#

EXHIBIT INDEX

Exhibit Number	Description

2.1(1)	Asset Purchase Agreement, dated October 30, 2002, by and between Digital Lightwave, Inc. and Tektronix Inc.

10.1+	Lease for 20 Research Place for the Company’s Chelmsford, Massachusetts facility.

10.2+

Master Equipment Lease Agreement by and between Digital Lightwave, Inc. and CIT Technologies Corporation dated October 15, 1999 and related Master Equipment Lease Agreement Schedules dated as of August 15, 2002 and October 31, 2002.

99.1+	Certification by CEO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2+	Certification by CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

+

Indicates such exhibit is filed herewithin.

(1)

Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on  November 8, 2002.

#