Form 10-K
period 2002-12-31
DIGITAL LIGHTWAVE INC
filed 2003-04-15
CIK 1016100

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                    FORM 10-K

(MARK ONE)
    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________
                         COMMISSION FILE NUMBER: 0-21669

                             DIGITAL LIGHTWAVE, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                                  95-4313013
  (State or Other Jurisdiction                                      (I.R.S. Employer
of incorporation or organization)                                 Identification No.)

15550 LIGHTWAVE DRIVE CLEARWATER, FLORIDA                                33760
-----------------------------------------
(Address of principal executive offices)                               (Zip Code)

        Registrant's telephone number, including area code (727) 442-6677

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, $0.0001 PAR VALUE PER SHARE

    Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this Report. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

    The aggregate market value of Registrant's voting stock, held by non-affiliates, as of June 28, 2002 was approximately $29,098,628 (based on the closing price for shares of the registrant's Common Stock as of the last business day of the registrant's most recently completed second fiscal quarter reported by the Nasdaq National Market). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of Registrant's Common Stock issued and outstanding as of April 8, 2003 was 31,440,733.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

--------------------------------------------------------------------------------

                                    FORM 10-K

                      For the Year Ended December 31, 2002

                                      Index

----------------------------------------------------------------------------------------------------------------
Part I
Item 1.        Business                                                                                        1
Item 2.        Properties                                                                                     18
Item 3.        Legal Proceedings                                                                              19
Item 4.        Submission of Matters to a Vote of Security Holders                                            20


Part II
Item 5.        Market for Registrant's Common Stock and Related Stockholder Matters                           21
Item 6.        Seleceted Consolidated Financial Data                                                          22
Item 7.        Management's Discussion and Analysis of Results of Operations and Financial Condition          23
Item 7a.       Quantitive and Qualitative Disclosure about Market Risk                                        35
Item 8.        Consolidated Financial Statements and Supplementary Data                                       35
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures          62

Part III
Item 10.       Directors and Executive Officers of the Registrant                                             63
Item 11.       Executive Compensation                                                                         64
Item 12.       Security Ownership of Certain Beneficial Owners and Management                                 71
Item 13.       Certain Relationships and Related Transactions                                                 72
Item 14.       Controls and Procedures                                                                        73

Part IV
Item 14.       Exhibits, Consolidated Financial Statements, and Reports on Form 8-K                           73
               Signatures                                                                                     76
               Certifications                                                                                 77
----------------------------------------------------------------------------------------------------------------

                                     PART I

    The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially from the results and outcomes discussed in the forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption Factors That May Affect Future Results set forth at the end of this Item 1 and those contained from time to time in our other filings with the SEC. We caution that our business and financial performance are subject to substantial risks and uncertainties.

ITEM 1.  BUSINESS

RECENT DEVELOPMENTS

    The Company has insufficient short-term resources for the payment of its current liabilities. Various creditors have contacted us in order to demand payment for outstanding liabilities owed to them and some creditors have commenced legal proceedings against the Company seeking in excess of an aggregate of $24.0 million in damages. We are in discussions with these and other creditors in order to restructure our outstanding liabilities. In order to alleviate the Company's working capital shortfall, we are attempting to raise additional debt and/or equity financing. We have received a commitment letter from Optel, LLC, an entity controlled by our principal stockholder and chairman of the board of directors, Dr. Bryan Zwan, for the provision of a $10.0 million credit facility to be secured by substantially all of the Company's assets, which will supplement the $1.96 million already extended by Optel as of April 8, 2003. The closing of the credit facility is subject to the execution of definitive agreements, which will contain appropriate representations, warranties and covenants, in light of the financial condition of the Company. We have engaged Raymond James & Associates, Inc. to review strategic alternatives for the Company.

    A judgment for $5.2 million inclusive of interest and costs was granted against the Company during 2002 in connection with a dispute with a former employee of the Company. The Company has posted a $4.8 million bond to enable it to appeal the arbitrator's award. In January 2003, the Company paid $1.0 million into an escrow account for legal fees and interest associated with this action. A hearing is scheduled for such appeal in April 2003.

GENERAL

     Digital Lightwave, Inc. provides the global fiber-optic communications industry with products and technology used to develop, install, maintain, monitor and manage fiber-optic communication networks. Telecommunications service providers and equipment manufacturers deploy the Company's products to provide quality assurance and ensure optimum performance of advanced optical communications networks and network equipment. The Company's products are sold worldwide to telecommunications service providers, telecommunications equipment manufacturers, equipment leasing companies and international distributors.

    Our revenue has been generated primarily from the sale of the Company's original product line, the Network Information Computers (NIC). NICs are portable instruments used for the installation and maintenance testing of advanced, high-speed networks and transmission equipment. The NIC product family provides diagnostic capabilities for testing the performance of both optical and legacy electrical networks with an array of communications standards and transmission rates.

    The Company's other product lines include the Network Access Agents (NAA), the Optical Wavelength Manager (OWM) and the Optical Test System (OTS). NAAs are unattended, software-controlled, performance monitoring and diagnostic systems permanently installed within optical-based networks, allowing centralized remote network monitoring and management. The OWM remotely monitors up to eight optical fibers and provides fast and highly accurate analysis of optical wavelengths. The OWM also provides remote analysis and management via a web-enabled PC interface. The OTS line includes a fully developed and widely deployed line of precision optical test and measurement instruments used primarily by telecommunications equipment manufacturers in the research and development and manufacturing of new products.

    Digital Lightwave was incorporated in California in 1990, under the name Digital Lightwave, Inc., and reincorporated in Delaware in 1996. Unless the context indicates otherwise, the "Company", "we", "our", and "Digital Lightwave", as used in this Report, refer to Digital Lightwave, Inc., a Delaware corporation, and its predecessor entity. Our principal executive offices are located at 15550 Lightwave Drive, Clearwater, Florida, 33760, and the telephone number is (727) 442-6677. The Digital Lightwave web site is www.lightwave.com. We make available free of charge, through our web site, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on our web site is not part of the Report.


ACQUISITIONS

    The Company expanded its product portfolio and customer install base in the second half of 2002 through the acquisition of assets of two individual product lines in an effort to complement our original products and provide core intellectual property rights to our business.

    Optical Wavelength Manager (OWM) Acquired from LightChip

    On October 11, 2002, the Company acquired certain assets related to the Optical Network Management product line from LightChip, Inc., a privately-held company based in Salem, New Hampshire, in exchange for $1.0 million in cash paid from operations. The acquired assets included inventory, patented technology and equipment. The acquired product includes the Optical Wavelength Manager (OWM), which is installed by network service providers within the infrastructure of fiber-optic networks and is used primarily by operators of the network to monitor DWDM performance from a central location. The OWM remotely monitors up to eight optical fibers and provides fast and highly accurate analysis of optical wavelengths. The OWM also provides remote analysis and management via a web-enabled PC interface.

    Optical Test System (OTS) Acquired from Tektronix

    On November 5, 2002, the Company acquired the Optical Test System (OTS) product line of Tektronix, Inc. and assumed certain liabilities associated with the OTS line, in exchange for $10 million in cash paid from operations. Operated by Tektronix in Chelmsford, Mass., the OTS line includes a fully developed and widely deployed line of precision optical test and measurement instruments used primarily by telecommunications equipment manufacturers in the research and development and manufacturing of new products. In connection with the acquisition agreement, the Company entered into (i) a license agreement with Tektronix pursuant to which Tektronix licensed certain intellectual property to the Company related to the OTS line, and (ii) a services agreement with Tektronix pursuant to which Tektronix shall perform certain manufacturing services for the Company related to the OTS line and the Company assumed certain warranty obligations of Tektronix related to the OTS line. Revenues for the OTS line have been minimal and, since the acquisition, we have terminated all but nine former employees of Tektronix, hired in connection with the acquisition.

    As a result of these acquisitions, the Company established a research and development facility in Chelmsford, Massachusetts in the location previously operated by Tektronix. Since the acquisitions, however, Tektronix has agreed to take back the obligations under the lease associated with the facility in Chelmsford, Massachusetts and the Company has until June 26, 2003 to relocate the production and research and development activities being conducted there. In addition, the Company is actively integrating certain technology from the acquired products into its NIC and NAA product lines. There can be no assurance that the Company will have the resources or personnel necessary to generate further revenues from the acquired product lines or to be able to continue to operate a production and/or research and development facility in a new location.

PRODUCTS AND SERVICES

    Digital Lightwave's products are used to verify that telecommunications products and systems function and perform properly, and to troubleshoot data signal impairments in high-speed communication networks. Specific customer applications of the Company's diagnostic equipment include the testing of actual performance during the research and development of new network equipment by manufacturers, the qualification of products during manufacturing, the verification of service during network installation and the monitoring and maintenance of deployed networks.

    In the third quarter of 2002, the Company organized its product portfolio under four product categories to focus on specific market opportunities for its SONET/SDH, Gigabit Ethernet, T-Carrier, PDH, ATM, Packet Over SONET (POS), and DWDM test and measurement products and technologies.

    Network Installation and Maintenance Products

    Comprised primarily of the Company's original product line of Network Information Computers (NICs), our Network Installation and Maintenance Products include portable test devices used by network technicians. These devices provide a compact, lightweight, easy-to-use product with significantly greater functionality than competitive products.

    The NIC (i) is an integrated test instrument that is capable of analyzing multiple protocols concurrently and independently; (ii) utilizes an intuitive Microsoft Windows-based graphical user interface (GUI) with a touch sensor display to create an easy-to-use diagnostic tool; and (iii) is a software-based solution which can be easily upgraded and customized.

    These products are based on modular and scalable hardware and software platforms and a flexible architecture that allow customers to easily upgrade existing systems to accommodate new technologies and thereby preserve the value of their original investment. We are utilizing the core technology within our NIC product line to continue developing portable and embedded products that address the evolving needs of the optical networking industry.

    Current models and certain features of the NIC include:

        o NIC(R) ASA 312(R), which analyzes North American optical networks (SONET rates: OC-1 through OC-48) and legacy electrical networks (T-carrier rates: DS0, DS1, DS3), operating at transmission rates ranging from 64Kbps to 2.5 Gbps and includes ATM analysis.

        o NIC 2.5G(TM), which simultaneously and independently analyzes global optical networks (SONET/SDH rates: OC-1/STM-0 through OC-48/STM-16) and global electrical networks (T-carrier/PDH rates:
             DS0, DS1, DS3, E1, E3, E4), operating at transmission rates ranging from 64 Kbps to 2.5 Gbps and includes ATM analysis.

        o NIC 10G(TM), which verifies and qualifies the performance of global high-speed optical networks (SONET/SDH rates: OC-48/STM-16 and OC-192/STM-64), operating at transmission rates ranging from 2.5 Gbps to 10 Gbps and includes Packet over SONET/SDH (POS) analysis.

        o NIC Plus(TM), a scalable testing platform for global optical networks (SONET/SDH rates: OC-1/STM-0 through OC-192/STM-64) and global electrical networks (T-carrier/PDH rates: DS0, DS1, DS3, E1, E3, E4), operating at transmission rates ranging from 64 Kbps to 10 Gbps and includes POS and ATM analysis.

        o NIC GigE(TM) is comprised of two fully independent ports configurable for LX (single-mode fiber, 1310 nm) or SX (multi-mode fiber, 850 nm) gigabit network topologies. This module enables packet-level testing as well as the more traditional bit-error testing on Gigabit Ethernet traffic.

    Subject to working capital constraints, the Company plans to continue to enhance the NIC's functionality and performance to meet evolving customer requirements for network technologies, and specifically plans to introduce test solutions for optical jitter and wander (critical network synchronization measurements) technology used in the OTS line acquired from Tektronix.

    Sales for Network Installation and Maintenance Products generated approximately 86%, 88% and 95% of net sales for the years ended December 31, 2002, 2001 and 2000, respectively.

    Network Management Systems

    This product category is comprised of the Company's Network Access Agent
(NAA) products, and the Optical Wavelength Manager (OWM), acquired from Lightchip, Inc. in October 2002. These products are used by operators of high-speed networks to monitor and manage real-time performance from a central location, such as a Network Operations Center. Using our products' analysis capabilities, a network operator is able to monitor signal degradation, diagnose and isolate network failures, and maintain a constant view of the network. This ensures fulfillment of service-level agreements with the operator's customers and enables the operator to perform predictive analysis of certain situations in order to prevent potential network interruptions or failures.

    Introduced in 1998, the NAA utilizes the core technology of the NIC platform. NAAs are software-controlled performance monitoring and diagnostic equipment which is permanently embedded at multiple access points within optical networks, providing real-time analysis and network management from a centralized location.

    The OWM is a highly sophisticated DWDM analysis system that provides more functionality and reliability than traditional optical spectrum analyzers at a significantly lower cost. The OWM is available in a compact rack-mountable or portable version -- each providing remote analysis and management via a web-enabled PC interface. The OWM remotely monitors up to eight optical fibers and provides fast and highly accurate analysis of optical wavelengths.

    Network Equipment Test and Measurement Products

    This product category is comprised primarily of the Optical Test System
(OTS) acquired from Tektronix in November 2002. As noted above, there can be no assurance that we will have the resources or personnel necessary to generate revenues from this product line, which includes portable, bench-top and rack-mountable optical test instruments that are used in laboratory, manufacturing and international network testing environments. Revenues for the OTS line have been minimal and, since the acquisition, we have terminated all but nine former employees of Tektronix, hired in connection with the acquisition. The OTS line employs patented Digital Phase Analysis technology, a test solution for optical jitter and wander, both critical network synchronization measurements. Products in the OTS line provide highly scaleable and flexible platforms addressing both the network operator and network equipment manufacturer markets.

    These products are capable of testing fiber-optic systems at rates from 155 megabits/second through 10 gigabits/second. By providing multi-channel support in a single system that is designed for ease of use and upgradeability with future product enhancements, the OTS line decreases test time, time to market, and manufacturing and deployment costs.

    Network Management Services

    The Company provides engineering staff and consulting services for network installation and testing, capacity engineering, traffic optimization, and network planning, as well as technical due diligence for the acquisition and integration of networks. These services began in 2002 and have not generated significant revenue to date.

CUSTOMERS

    Since inception and through December 31, 2002, the Company has sold over 5,000 units of the Network Information Computer and over 130 Network Access Agents to over 430 customers. The Company has sold no units under the Optical Test Systems product line and 21 units under the Optical Wavelength Manager product line for 2002. The Company's products are purchased and used by domestic and international customers in the following industry segments:

    -    Incumbent Local Exchange Carriers,

    -    Inter-Exchange Carriers,

    -    Competitive Local Exchange Carriers,

    -    Internet Service Providers,

    -    Communications Equipment Manufacturers,

    -    Carriers' Carriers,

    -    Utility Companies,

    -    Equipment Rental and Leasing Companies,

    -    Wireless Service Providers and

    -    Enterprise Network Operators.

    The Company also sells its products to other segments of the telecommunications industry including independent telephone companies and private network operators.

    The Company involves key customers in the evaluation of products in development and continually solicits suggestions from customers regarding additional desirable features of products that we have introduced or plan to develop. The Company has generally been able to satisfy requests for additional feature sets by providing software upgrades for loading into its products in the field.

    For the year ended December 31, 2002, our largest customer, Technology Rental Services, accounted for approximately 10% of total sales. The Company is in litigation with CIT Technologies Corporation, an affiliate of Technology Rental Services, which is expected to have an adverse effect on future sales to this customer. See Item 3 "Legal Proceedings." For the year ended December 31, 2001, the Company's largest customer, Level 3 Communications, accounted for approximately 12% of total sales. For the year ended December 31, 2000, the Company's largest customer, Telogy, accounted for approximately 15% of total sales. No other customer accounted for sales of 10% or more during those years.

SALES, MARKETING AND CUSTOMER SUPPORT

    Sales. The Company primarily sells its products domestically through a direct sales force to telecommunications service providers and network equipment manufacturers. The Company primarily sells its products in Europe through the direct sales force of its subsidiary, Digital Lightwave (UK) Limited as well as through distributor channels located in Europe. The Company primarily sells its products in China through a direct sales force and utilizes distributors throughout the Asia Pacific region. Sales of our products have tended to be concentrated with a few major customers and we expect sales will continue to be concentrated with a few major customers in the future. The Company has closed its sales offices in Brazil, Taiwan, Singapore, India and Australia and intends to utilize distributors for future sales in such regions. Our sales force has been reduced from 46 employees on December 31, 2002 to 20 employees as of April 8, 2003.

    Marketing. The Company focuses its marketing efforts of the Network Information Computer on the divisions of telecommunications service providers that are responsible for planning and installing extensions of the network and on the divisions of telecommunications equipment manufacturers that are responsible for quality assurance. The Company has directed its marketing efforts of the Network Access Agent on the strategic planning divisions of telecommunications service providers and private network operators in order to define customer requirements. The Company seeks to build awareness of its products through a variety of marketing channels and methodologies, including industry trade shows, conferences and direct mailings to targeted customers and trade advertising.

    Customer Support. The Company offers technical support to its customers 24 hours a day, seven days a week. The customer support organization is comprised of highly skilled employees with extensive experience across a broad range of fiber optics networks. All service and repairs are performed at either the Clearwater, Florida facility, Chelmsford, Massachusetts facility or by a contract manufacturer. The Company offers a warranty of one to three years depending on the product.

PRODUCTION

     In December 2001, the Company signed a manufacturing service agreement with Jabil Circuit, Inc. ("Jabil"), a leading provider of technology manufacturing services with a customer base of industry-leading companies. Under the terms of the agreement, Jabil had served as Digital Lightwave's primary contract manufacturer for the Company's circuit board and product assembly and provided engineering design services. Under the agreement, Jabil purchased our existing raw materials inventory to fulfill the orders we place with them.

     In January 2002, the Company implemented its outsourcing strategy with Jabil. Until January 2003, Jabil provided product assembly, direct order fulfillment, design for manufacturability and product cost improvement services for all of our Network Information Computer and Network Access Agents products. The Company performed final testing and qualification of the finished products at our Clearwater, Florida facility. The Company is ISO 9001 certified, which is an international standard for quality management and assurance.

     On February 27, 2003 Jabil terminated the manufacturing service agreement and on March 19, 2003 commenced an arbitration proceeding seeking damages in excess of $6.7 million. See Item 3 "Legal Proceedings." The Company believes it has adequate inventory on hand in order to satisfy sales orders for the next three months or longer. There can be no assurance that the Company will have adequate inventory to satisfy sales during such period or that the Company will be able to successfully negotiate a new agreement for the manufacture of its products. Failure to enter into a substitute manufacturing agreement in a timely fashion could interrupt our operations and adversely impact our ability to manufacture our products.

    The Company's production of OWM and OTS products is performed in Chelmsford, Massachusetts and, as previously discussed, Tektronix has agreed to take back the facility in Chelmsford, Massachusetts. The Company has until June 26, 2003 to relocate the remaining employees and operations in this facility. The Company subcontracts the manufacture of computer systems boards, plastic molds and metal chassis and certain subassemblies and components for the OTS and OWM products. The Company performs final assembly and programs the products with our software. The Company implements strict quality control procedures throughout each stage of the manufacturing process and tests the boards and subassemblies at various stages in the process, including final test and qualification of the product.

    The Company currently utilizes several key components used in the manufacture of its products from a sole-source or limited sources. The Company utilizes certain laser and laser amplifier components, power supplies, touch-screen sensors, single-board computers and SONET overhead terminators used in the Network Information Computer and the Network Access Agent from a single or a limited number of suppliers. The Company purchases a filter, a controller board and an interface board from a single or limited number of suppliers for the Network Access Agent. The Company uses oscillators, power supplies, single board computers, and other optical components as key components in the manufacture of OTS products. The Company uses detectors, switches and imbedded operating system as key components in the manufacture of OWM products. We are currently attempting to qualify certain additional suppliers for certain of the sole-sourced components. The loss of any of these key components or the inability to replace or reach an accommodation with Jabil could seriously disrupt our operations.

    The Company forecasts product sales quarterly and orders materials and components based on these forecasts. Lead times for materials and components that are ordered vary significantly and depend on factors such as the specific supplier, purchase terms and demand for a component at a given time. The Company may have excess or inadequate inventory of certain materials and components if actual orders vary significantly from forecasts.

    The Company obtains other equipment manufacturers' products for resale to customers.

ENGINEERING AND DEVELOPMENT

    The Company has organized its engineering and development efforts into product or project teams. These teams are organized around the development of a particular product and each team is responsible for all aspects of the development of that product and any enhanced features or upgrades. The Company has two research and development facilities: Clearwater, Florida and Chelmsford, Massachusetts. The Chelmsford facility will be relocated by June 26, 2003.

    During fiscal years 2002, 2001, and 2000, the Company spent approximately $14.8 million $15.0 million, and $14.1 million on engineering and development activities, respectively.

INTELLECTUAL PROPERTY

    The Company's success and its ability to compete depends upon its proprietary technology that the Company protects through a combination of patent, copyright, trade secret and trademark law. As of April 8, 2003, we have six issued patents relating to the Network Information Computer and Network Access Agent technology, and three issued patents relating to the DWDM technology in the United States. We have filed continuation applications for each of these issued patents. Currently we have fourteen patents pending relating to our technology. The Company's strategy includes a plan to expand its presence in international markets and the laws of some foreign countries may not protect the Company's proprietary rights to the same extent as do the laws of the United States.

    The Company generally enters into non-disclosure agreements and proprietary information and invention agreements with its employees and suppliers and limits access to and distribution of its proprietary information. It may be possible for third parties to copy or otherwise obtain and use the Company's technology without authorization despite these precautions.

    The Company may either license its proprietary rights to third parties or license certain technologies from third parties for use in its products. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. The Company has no reason to believe that its technology infringes on the proprietary rights of others and the Company has not received any notice of claimed infringements. Nonetheless, third parties may assert infringement claims against the Company in the future that may or may not be successful. If the Company must defend itself or its customers against such claims, the Company could incur substantial costs regardless of the merits of the claims. Parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block the Company's ability to sell its products and could obtain an award of substantial damages. Any such claim could seriously damage the Company's business. In the event of a successful claim of infringement against the Company, it may be required to obtain one or more licenses from third parties including its customers.

BACKLOG

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

    Reduced customer capital expenditures and the overall economic weakness caused the Company to incur net operating losses beginning in the third quarter of 2001. Throughout 2002 and into 2003, the Company took certain measures to reduce its future operating costs. These measures included a reduction in force, pay cuts for management and other expense reduction actions. The Company can give no assurance as to whether its revenues will return to previous levels, when it will generate positive cash flows from operations or when it will return to profitability.

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

    We believe that the principal competitors for our Network Installation and Maintenance Products are Acterna, Agilent, Anritus, Exfo, NetTest and Sunrise. We believe that the principal competitors for our Network Management System, and our Network Equipment Test and Measurement Products, are Acterna, Agilent, Anritsu, Exfo/Gnubi and Spirent. Many of our competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources. A number of these competitors have long established relationships with our customers and potential customers.

REGULATORY MATTERS

    The Company's products must meet industry standards and regulations which are evolving as new technologies are deployed. In the United States, our products must comply with various regulations promulgated by the Federal Communications Commission and Underwriters Laboratories as well as industry standards established by the American Standards Institute and other organizations. Internationally, our products must comply with standards established by the European Union and communication authorities in other countries as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. In addition, some of our planned products may be required to be certified by Bell Communications Research in order to be commercially viable. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards and regulations could negatively impact our ability to sell products.

INTERNATIONAL

    The Company sells its products in domestic and international markets. Our domestic sales represented approximately 66%, 80%, and 91% of our annual net sales for the years ending 2002, 2001, and 2000, respectively. The Company's international sales represented approximately 34%, 20% and 9% of its annual net sales for the years ending 2002, 2001, and 2000, respectively.

EMPLOYEES

    As of April 8, 2003, we employed a full-time staff of 81 employees. None of the Company's employees are represented by labor unions.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

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

    Forward-looking statements in this report reflect the good faith judgment of our management and the statements are based on facts and factors we currently know. Forward-looking statements are subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, but are not limited to, those discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this report. Readers are urged not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of the report.

OUR ABILITY TO CONTINUE AS A "GOING CONCERN" IS UNCERTAIN.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent certified public accountants' report on our financial statements as of and for the fiscal year ended December 31, 2002, includes an explanatory paragraph which states that we have suffered recurring losses from operations and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern.

Beginning in the third quarter of 2001 and continuing through December 31, 2002, the Company has experienced combined net losses of $83.0 million. During 2002, we reported cash flows used by operations of $36.5 million. The Company expects to continue to incur operating losses throughout 2003. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues.

Our ability to meet cash and future liquidity requirements is dependent on our ability to raise additional capital, resolve outstanding legal actions brought against the Company, successfully negotiate extended payment terms with certain vendors and other creditors, return certain equipment and inventory, attain our business objectives, maintain tight controls over spending and release new products and product upgrades on a timely basis. If our cash requirements cannot be satisfied from operational cash flows and the infusion of additional capital, we may be forced to implement further expense reduction measures, including, but not limited to, further workforce reductions, the sale of assets, the consolidation of operations and/or the delay, cancellation or reduction of certain product development, marketing, licensing, or other operational programs. There can be no assurance, however, that we can raise additional financing on terms favorable to us, or at all, or that our creditors will agree to any restructuring of outstanding liabilities. The inability to raise additional financing in the near term and/or restructure our outstanding liabilities would have a material adverse effect on the Company.

Although management is working to address these uncertainties, we cannot assure you that these efforts will be successful and that we will achieve profitability or, if we achieve profitability, that it will be sustainable, or that we will continue as a going concern. See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements included elsewhere in this Report.

WE ARE UNABLE TO MEET OUR CURRENT OBLIGATIONS.

As of March 31, 2003, we had approximately $20,000 of unrestricted cash and cash equivalents, approximately $14.9 million in accounts payable and accrued liabilities, approximately $5.6 million in accrued litigation charges, approximately $12.7 million in current capital leases payable and approximately $2.5 million in long-term liabilities. We are unable to pay our liabilities as they become due. We have not been making regular payments to our vendors and are past due or in default with several trade creditors.

Several creditors have commenced legal proceedings against us. See Item 3 "Legal Proceedings." Additional creditors may decide to pursue alternative collection methods including using collection agencies or attorneys to pressure us to pay amounts due. Our creditors could also seek other legal remedies, including filing a petition for involuntary bankruptcy, in an attempt to collect payment.

We are currently negotiating certain payment alternatives with creditors to allow us time to raise additional capital and restructure our business to a level that would allow us to remain a going concern. These payment alternatives include some initial cash payments, return of equipment and inventory, extension of payment terms, and reducing amounts owed. There is no guarantee that we will be successful at negotiating these payment alternatives with these trade creditors or that if successful, we will be able to obtain the necessary financing or adequately restructure our business to meet the new terms. Should we be unsuccessful at negotiating payment alternatives, then our trade creditors may seek legal remedies, including filing a petition for involuntary bankruptcy or we may elect to seek relief by filing a voluntary bankruptcy petition.

Cash needed to satisfy litigation claims and related litigation expenses is increasing the strain on the Company's working capital. See Item 3 "Legal Proceedings."

WE NEED TO RAISE ADDITIONAL CAPITAL.

As of April 8, 2003, we have outstanding $1.96 million from Optel, LLC, an entity controlled by our principal stockholder and chairman of the board of directors, Dr. Bryan Zwan, pursuant to secured promissory notes. In addition, we have received a commitment letter from Optel, LLC for the provision of a $10.0 million credit facility to be secured by a security interest in substantially all of our assets, which will supplement the amounts already extended by Optel. The closing of the credit facility is subject to the execution of definitive agreements, which will contain appropriate representations, warranties and covenants, in light of the financial condition of the Company.

We are currently exploring raising additional debt or equity financing, although we do not have definitive plans for sources of funding. Our ability to maintain sufficient liquidity in the future is dependent on us raising additional capital, successfully achieving our product release schedules, and attaining our forecasted sales objectives. In any event, we will need to raise capital to meet our planned operating expenses. Such capital may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities to raise funds, the ownership percentage of our existing stockholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. For example, Optel, LLC has a security interest in substantially all of our assets as collateral for the $1.96 million that we have outstanding from Optel, LLC. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets, or we may be forced to seek protection under bankruptcy laws.

THE COMPANY IS EXPOSED TO VARIOUS RISKS RELATED TO LEGAL PROCEEDINGS OR CLAIMS.

The Company has been, currently is, or in the future may be involved in legal proceedings or claims regarding employment law issues, contractual claims, securities laws violations and other matters. The Company is currently appealing a judgment in favor of a former employee of the Company, Seth P. Joseph, in the amount of approximately $5.2 million including interest and costs, and a hearing is scheduled in April 2003. In addition, CIT Technologies Corporation served the Company with a complaint in connection with the non-payment of rents due for leased equipment under various capital leases and is seeking damages in excess of $16.5 million as well as the return of all leased property. Jabil has also commenced an arbitration proceeding against the Company seeking in excess of $6.7 million in damages. These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to prosecute or defend and could divert management's attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings. The Company has incurred and may continue to incur significant litigation expenses associated with legal proceedings and claims, which have and could continue to have a material adverse effect on our business, financial condition and results of operations. See Item 3 "Legal Proceedings" below.

WE ARE DEPENDENT ON A CONTRACT MANUFACTURER WHICH HAS TERMINATED ITS AGREEMENT WITH US AND SOLE AND LIMITED SOURCE SUPPLIERS WHICH COULD ADVERSELY AFFECT OUR OPERATIONS.

In January 2002, we implemented a new outsourcing strategy with Jabil to provide product assembly, direct order fulfillment, design for manufacturability and product cost improvement services for all our Network Information Computer and Network Access Agents products. Jabil has terminated its agreement with us as a result of non-payment and has commenced an arbitration proceeding. See Item 3 "Legal Proceedings." We are in discussions with Jabil to resolve this dispute. Currently, we believe that we have sufficient inventory to satisfy sales orders pending resolution of the dispute and the entry into a new manufacturing agreement. Failure to enter into a substitute manufacturing agreement in a timely fashion could interrupt our operations and adversely impact our ability to manufacture our products. In the event we are unable to enter into a new contract on a timely basis, it would disrupt our ability to manufacture our products, book sales and fulfill customer orders.

We currently utilize several key components used in the manufacture of our products from a sole-source or limited sources. We utilize certain laser and laser amplifier components, power supplies, touch-screen sensors, single-board computers and SONET overhead terminators used in the Network Information Computer and the Network Access Agent from a single or a limited number of suppliers. We purchase a filter, a controller board and an interface board from a single or limited number of suppliers for the Network Access Agent. We use oscillators, power supplies, single board computers, and other optical components as key components in the manufacture of OTS products. We use detectors, switches and imbedded operating system as key components in the manufacture of OWM products. We are currently attempting to qualify certain additional suppliers for certain of the sole-sourced components. The loss of any of these key components could seriously disrupt our operations.

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

In the past, there have been industry-wide shortages in some of the optical components used in our products. If such shortages arise again, our suppliers may be forced to allocate available quantities among their customers and we may not be able to obtain components and material on the schedule we require, if at all. These shortages could lead to delays in shipping our products to our customers. Delayed shipping to our customers could significantly harm our business. If prices of these components increase significantly, our margins on our products will decrease.

OUR PRINCIPAL STOCKHOLDER HAS SUBSTANTIAL INFLUENCE OVER OUR COMPANY AND OUR OTHER STOCKHOLDERS COULD SUFFER FROM HIS POTENTIAL CONFLICT OF INTEREST AS A MAJOR CREDITOR OF THE COMPANY.

As of April 8, 2003, Dr. Bryan J. Zwan, the Company's chairman of the board, beneficially owned approximately 58% of the outstanding shares of our common stock (including approximately 6.7 million shares, or 21%, which are subject to forward sales agreements). Dr. Zwan has the ability to cause a change of control of the board of directors of the Company by electing candidates of his choice to the board at a stockholder meeting, approve or disapprove any matter requiring stockholder approval, regardless of how our other stockholders may vote. Further, under Delaware law, Dr. Zwan may exercise his voting power by written consent, without convening a meeting of the stockholders. Dr. Zwan has significant influence over our affairs, including the power to cause, delay or prevent a change in control or sale of the Company, which in turn could adversely affect the market price of our common stock.

Potential conflicts of interest exist since we owe over $1.96 million to Optel, LLC, secured by a security interest in substantially all of our assets, and we have received a commitment letter from Optel, LLC for the provision of a $10.0 million credit facility, an entity controlled by Dr. Zwan. Circumstances may arise in which Dr. Zwan's interest as a creditor could conflict with his interest as the principal stockholder. See Note 13 of the Consolidated Financial Statements - Related Party Transactions.

WE EXPERIENCE FLUCTUATIONS IN OUR OPERATING RESULTS.

Our quarterly operating results have fluctuated in the past and our future quarterly operating results are likely to vary significantly due to a variety of factors which are outside our control. Factors that could affect our quarterly operating results include:

     - Announced capital expenditure cutbacks by customers within the telecommunications industry,

     -    Pricing changes by our competitors,

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

     -    Changes in costs of materials, labor and overhead, and

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

Our revenues and operating results generally depend on the volume and timing of the orders we receive from customers and our ability to fulfill the orders received. The timing of orders may be cancelled, modified or rescheduled after receipt. Most of our operating expenses are relatively fixed and cannot be reduced in response to decreases in net sales. The timing of orders and any subsequent cancellation, modification or rescheduling of orders have affected and will continue to affect our results of operations from quarter to quarter. The deferral of any large order from one quarter to another could have a material adverse effect on our business, financial condition and results of operations. We must obtain orders during each quarter for shipment in that quarter to achieve our revenue and profit objectives.

THE ACTIONS WE HAVE TAKEN TO REDUCE COSTS MAY HAVE LONG-TERM ADVERSE EFFECTS ON OUR BUSINESS.

We have taken steps during 2001, 2002 and in 2003, to reduce costs. In October 2001, we reduced the workforce by 38 employees and consultants across all departments and instituted temporary executive salary reductions of up to 20%. In January 2002, we implemented additional cost reduction initiatives including a reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production for our NIC and NAA product lines. In November 2002, we reduced the workforce by approximately 42 positions. In January 2003, we implemented two additional reductions in workforce of 37 and 48 positions, respectively. In March 2003, we further reduced our workforce by 12 positions.

There are several risks inherent in our efforts to transition to a reduced cost structure. These include the risk that we will not be able to reduce expenditures quickly enough and sustain them at a level necessary to restore profitability, and that we may have to undertake further restructuring initiatives that would entail additional charges. In addition, there is the risk that cost-cutting initiatives will impair our ability to effectively develop and market products and remain competitive in the industries in which we compete. Each of the above measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could have a material adverse effect on our business, financial condition and results of operations.

OUR COMMON STOCK COULD BE DELISTED FROM THE NASDAQ NATIONAL MARKET.

Our common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. As a Maintenance Standard 1 company, our shares must not close for less than $1.00 per share for 30 consecutive trading days. We have been notified by the Nasdaq that we currently do not meet this standard and have until September 15, 2003 to demonstrate compliance. To be compliant the bid price of the Company's common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days. We are also subject to Nasdaq rules on corporate governance, including audit committee composition of at least three independent directors. Our audit committee currently does not comply with the audit committee requirements. Our noncompliance with the audit committee requirements under Maintenance Standard 1 and other continued listing requirements may result in a delisting from the Nasdaq National Market. Nasdaq has provided the Company with an extension of time to regain compliance with the continued listing requirements. The Company has until May 27, 2003 to identify an additional independent director and submit such information to Nasdaq.

In the event our shares are delisted from the Nasdaq National Market, we will attempt to have our common stock traded on the Nasdaq SmallCap Market. In addition, if our common stock was delisted, it would seriously limit the liquidity of our common stock and impair our ability to raise future capital through the sale of our common stock, which could have a material adverse effect on our business, financial condition and results of operations. Delisting could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common stock.

CHANGES IN UNITED STATES AND WORLDWIDE ECONOMIES AND FLUCTUATIONS IN CAPITAL EXPENDITURES WITHIN THE TELECOMMUNICATIONS INDUSTRY.

Our products are mainly purchased and used by telecommunications customers. Sales are impacted by the following conditions in this marketplace:

     - The continued weak economic conditions in the United States and global markets have resulted in decreased capital expenditures by telecommunication equipment manufacturers and equipment rental and leasing companies,

     - The telecommunications sector in the United States and global markets have experienced significant bankruptcies and decreased capital expenditures. This includes the competitive local exchange carriers, Internet service providers and enterprise network operator segments, and

     - The incumbent local exchange carriers are becoming increasingly active, but historically have been slow to implement bandwidth expansion strategies.

These continued weak economic conditions, additional bankruptcies and decreased capital expenditures may contribute to quarterly or annual fluctuations in our operating results and could have a material adverse effect on our business, financial condition and results of operations. In addition, the threat of terrorism and war may cause further disruptions to the economy, create further uncertainties and have a material adverse effect on our business, operating results, and financial condition.

WE MAY NOT BE ABLE TO ACHIEVE SUSTAINED OPERATING PROFITABILITY.

We shipped our first product, the Network Information Computer, in February 1996, and have shipped only limited quantities of our second product, the Network Access Agent. Also the two product lines we acquired in 2002, OTS and OWM have had limited shipments. We have incurred substantial costs, including costs to:

     -    Develop and enhance our technology and products,

     -    Develop our engineering, production and quality assurance operations,

     -    Recruit and train sales, marketing and customer service groups,

     -    Build administrative and operational support organizations, and

     - Establish international sales channels and strengthen existing domestic sales channels.

Our accumulated net losses totaled approximately $70.0 million for the year ended December 31, 2002. We anticipate that our losses will continue into 2003 as we create and introduce new products and technologies and develop additional distribution channels. We expect that any related increases in revenues will lag behind these cost increases for the foreseeable future. If we cannot fund expected losses until we obtain operating profitability or positive cash flow from operations, we may not be able to meet our cash and working capital requirements. This would have a material adverse effect on our business, financial condition and results of operations.

WE MAY ENGAGE IN ACQUISITIONS, MERGERS, STRATEGIC ALLIANCES, JOINT VENTURES AND DIVESTITURES THAT COULD RESULT IN FINANCIAL RESULTS THAT ARE DIFFERENT THAN EXPECTED.

In the normal course of business, we engage in discussions with third parties relating to possible acquisitions, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed two asset acquisitions during 2002 (including the acquisition of the Optical Test System product line from Tektronix, Inc.). Acquisition transactions are accompanied by a number of risks, including:

     -    Use of significant amounts of cash,

     - Potentially dilutive issuances of equity securities on potentially unfavorable terms,

     - Incurrence of debt on potentially unfavorable terms as well as amortization expenses related to goodwill and other intangible assets, and

     - The possibility that we may pay too much cash or issue too much of our stock as the purchase price for an acquisition relative to the economic benefits that we ultimately derive from such acquisition.

The process of integrating any acquisition may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

     - Diversion of management time (at both companies) during the period of negotiation through closing and further diversion of such time after closing from focus on operating the businesses to issues of integration and future products,

     - Decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business,

     - The need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented,

     - The need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had been smaller, private companies,

     - The need to incorporate acquired technology, content or rights into our products and unanticipated expenses related to such integration, and

     - The need to successfully develop an acquired in-process technology to achieve the value currently capitalized as intangible assets.

From time to time, we have also engaged in discussions with candidates regarding the potential acquisitions of our product lines, technologies and businesses. If such divestiture does occur, we cannot be certain that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to:

     - Effectively transfer liabilities, contracts, facilities and employees to the purchaser,

     - Identify and separate the intellectual property to be divested from the intellectual property that we wish to keep, and

     - Reduce fixed costs previously associated with the divested assets or business.

In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other Company products. All of these efforts require varying levels of management resources, which may divert our attention from other business operations. Further, if market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

WE ARE DEPENDENT ON KEY PERSONNEL.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not maintain key man life insurance covering our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team. The Company has had significant turnover of its executive officers in the past and could continue to have problems retaining and recruiting executive officers in the future. In October 2001, the Company's former Chief Financial Officer and Secretary, Steven Grant, resigned, in January 2002 a former Chairman of the Board, President and Chief Executive Officer of the Company, Gerry Chastelet, resigned, in August 2002, the Company's former President and Chief Executive Officer, Dr. Bryan Zwan, resigned and on February 19, 2003, the Company's former Executive Vice President, Finance, Chief Financial Officer and Secretary, Mark
E. Scott, resigned. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.


WE ARE DEPENDENT ON A LIMITED NUMBER OF PRODUCTS AND ARE UNCERTAIN OF THE MARKET FOR OUR CURRENT PRODUCTS AND PLANNED PRODUCTS.

The majority of our sales are from our initial product, the Network Information Computer, and we expect that sales of Network Information Computers will continue to account for a substantial portion of our sales for the foreseeable future. During 1998, we started shipping a commercial version of our Network Access Agent based on the same core technology as the Network Information Computer. During 2002, Network Access Agents accounted for approximately 2% of our revenues. We cannot predict the future level of acceptance by our customers of the Network Access Agent and we may not be able to generate significant revenues from this product. We are uncertain about the size and scope of the market for our current and future products, including the product lines we have acquired. Our future performance will depend on increased sales of the Network Information Computer, market acceptance of the Network Access Agent, our ability to successfully transition the OWM and OTS products obtained in 2002, our ability to enter into additional original equipment manufacturer agreements and the successful development, introduction and market acceptance of other new and enhanced products. Market acceptance of our products and our credibility with our customers might be diminished if we are delayed in introducing or producing new products or fail to detect software or hardware errors in new products (which frequently occur when new products are first introduced). This could have a material adverse effect on our business, financial condition and results of operations.

OUR INDUSTRY IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE.

To remain competitive, we must respond to the rapid technological change in our industry by developing, manufacturing and selling new products and technology and improving our existing products and technology. Our market is characterized by:

     -    Rapid technological change,

     -    Changes in customer requirements and preferences,

     -    Frequent new product introductions, and

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

OUR BUSINESS DEPENDS ON THE CONTINUED GROWTH OF THE INTERNET.

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

OUR INDUSTRY IS EXTREMELY COMPETITIVE AND SUCH COMPETITION MAY NEGATIVELY AFFECT OUR BUSINESS.

The market for our products is intensely competitive and is subject to rapid technological change, frequent product introductions with improved performance, competitive pricing and shifting industry standards. We believe that the principal factors on which we compete include:

     -    Product performance,

     -    Product quality,

     -    Product reliability,

     -    Value,

     -    Customer service and support, and

     -    Length of operating history, industry experience and name recognition.

We believe that the principal competitors for our portable Network Information Computers and handheld test products are Acterna, Agilent, Anritsu, Exfo, NetTest and Sunrise. We believe the principle competitors for our Network Access Agents, OTS, and OWM, our other centralized network test and monitoring systems, and our design and manufacturing test products are Acterna, Agilent, Anritsu, Exfo/Gnubi, and Spirent. Many of our competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources. In addition, a number of these competitors have long established relationships with our customers and potential customers. We expect that competition will increase in the future and that new competitors will enter the market for most, if not all, of the products we will offer. Increased competition could reduce our profit margins and cause us to lose or prevent us from gaining market share. Any of these events could have a material adverse effect on our business, financial condition and results of operation.

WE ARE DEPENDENT ON A LIMITED NUMBER OF MAJOR CUSTOMERS AND A DECREASE IN ORDERS FROM ANY MAJOR CUSTOMER COULD DECREASE OUR REVENUES.

For the fiscal year ended December 31, 2002, one customer, Technology Rental Services, accounted for approximately 10% of total sales. Level 3 Communications accounted for approximately 12% of our total sales in 2001, and Telogy accounted for approximately 15% of our total sales in 2000. No other customer accounted for sales of 10% or more during those years. The Company is in litigation with CIT Technologies Corporation, an affiliate of Technology Rental Services, which is expected to have an adverse effect on future sales to this customer. See Item 3 "Legal Proceedings." There can be no assurance regarding the amount or timing of purchases by any customer in any future period and business fluctuations affecting our customers have affected and will continue to affect our business.

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

OUR PRODUCTS MAY NOT CONTINUE TO MEET CHANGING REGULATORY AND INDUSTRY
STANDARDS.

Our products must meet industry standards and regulations which are evolving as new technologies are deployed. In the United States, our products must comply with various regulations promulgated by the Federal Communications Commission, and Underwriters Laboratories as well as industry standards established by the American Standards Institute and other organizations. Internationally, our products must comply with standards established by the European Union and communication authorities in other countries as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. Some of our planned products may be required to be certified by Bell Communications Research in order to be commercially viable. The failure of our products to comply, or delays in compliance, with the various existing and evolving and regulations could prevent us from selling our products in certain markets which could have a material adverse effect on our business, financial condition and results of operations.

WE ARE DEPENDENT ON PROPRIETARY TECHNOLOGY.

Our success and our ability to compete depend upon our proprietary technology that we protect through a combination of patent, copyright, trade secret and trademark law. As of April 8, 2003, we have six issued patents relating to the Network Information Computer and Network Access Agent technology, and three issued patents relating to the DWDM technology in the United States. We have filed continuation applications for each of these issued patents. Currently we have fourteen patents pending relating to our technology. We cannot assure you that the patents for which we have applied or intend to apply will be issued or that the steps that we take to protect our technology will be adequate to prevent misappropriation. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Our strategy includes a plan to expand our presence in international markets and the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.

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

Conversely, we may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share. Furthermore, some intellectual property rights are licensed to other companies, allowing them to compete with us using that intellectual property.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.

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

     - Issuance of debt or convertible debt for general or merger and acquisition purposes,

     - Changes in federal, state or foreign regulations affecting the telecommunications industry,

     -    General market and economic conditions, and

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

THE SALE OF A SIGNIFICANT NUMBER OF OUR SHARES COULD DEPRESS THE PRICE OF OUR STOCK.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of April 8, 2003, 31.4 million shares of common stock were outstanding. Of these shares, 12.6 million were eligible for sale in the public market without restriction (including 6.7 million shares held by Dr. Zwan which are subject to forward sales agreements). The remaining 18.8 million shares of outstanding common stock were held by Dr. Zwan, our principal stockholder, and other company insiders. As an "affiliate" (as defined under Rule 144 of the Securities Act ("Rule 144") of Digital, Dr. Zwan may only sell his shares of common stock in the public market in compliance with the volume limitations of Rule 144.


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

    We acquired a second facility as part of the Tektronix asset acquisition in November 2002. The concrete and steel building is located at 20 Research Place, Chelmsford, Massachusetts and has approximately 43,400 square feet. We lease the space from Research Place LLC and the lease expires in August 2007 and may be extended by the Company for up to two (2) three-year periods. Tektronix has recently agreed to take back the lease obligations associated with this facility; however, the Company will remain liable for certain past due obligations and has until June 26, 2003 to relocate the operations being conducted there.

ITEM 3.  LEGAL PROCEEDINGS

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

     On December 26, 2001, the Company filed a petition to vacate or modify the arbitration award in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida, in an action entitled Digital Lightwave, Inc. v. Seth P. Joseph, Case No. 01-9010C1-21. The Company filed an amended petition on December 26, 2001, following the corrected arbitration award. Subsequently, Mr. Joseph filed a cross-motion to confirm the arbitration award. On March 26, 2002, the Court denied the Company's petition to vacate the arbitration award, granted Mr. Joseph's cross-motion to confirm the award, and entered a judgment in favor of Mr. Joseph in the amount of $4.0 million including interest. On April 4, 2002 the Company posted a civil supersedeas bond in the amount of $4.8 million, which represents the amount of the judgment plus two times the estimated interest, to secure a stay of enforcement of the Circuit Court judgment pending the Company's appeal. In January 2003, the Company paid approximately $1.0 million into an escrow account for Seth Joseph's legal fees and interest on the balance recorded by the Company in 2002. The Company is appealing the decision and judgment of the Circuit Court. Briefing is complete at the appellate level and oral argument is set to occur in April, 2003. A final decision on this matter could be made by the end of the Company's second fiscal quarter. Upon motion by Mr. Joseph, the arbitrator issued a corrected award of attorney's fees, slightly adjusting the costs Mr. Joseph was to receive. Mr. Joseph has since filed a Petition to Confirm that corrected award. The Company filed a Cross-Motion to vacate or stay that award pending appeal. The Company has recorded an accrual of $5.6 million related to this arbitration as of December 31, 2002.

     In January 2002, an employee terminated as part of the Company's October 2001 restructuring initiatives, filed a lawsuit claiming the Company wrongly discharged the employee and has withheld payments due the employee. The suit did not seek a specified amount of damages, but did claim that the 2001 compensation plan presented to the employee in October 2001 unfairly lowered the employee's salary. The plaintiff sought attorneys' fees, interest and punitive damages. The matter was tried in the Superior Court of San Francisco in December of 2002. At trial, Plaintiff voluntarily dismissed two causes of action. Final judgment was rendered in favor of the Company on all but one limited claim.

     In July of 2002, an employee terminated as part of the Company's January 2002 restructuring initiatives, filed a lawsuit claiming wrongful discharge. Plaintiff seeks damages in excess of $75,000. The Company has responded to the complaint and denied the substantive allegations therein. The Company intends to vigorously defend the action.

     In April 2003, CIT Technologies Corporation served the Company with a complaint commenced in Circuit Court for Pinellas County, Florida. This complaint was filed in connection with the non-payment of rents due for leased equipment under various capital leases between CIT and the Company. The complaint seeks, among other things, damages of in excess of $16.5 million as well as the return of all leased property. The Company disputes such amounts and is in discussion with CIT, along with its other creditors, in order to restructure its outstanding liabilities. There can be no assurances that such discussions will be successful.

     In February 2003, Micron Optics, Inc. commenced mediation proceedings in Atlanta, Georgia against the Company with the American Arbitration Association. The mediation was commenced in connection with the breach of contract, including non-payment of amounts due, under a Collaboration & Distribution Agreement between Micron and the Company. Micron is seeking damages in excess of $0.5 million. Pursuant to the agreement, if mediation is unsuccessful, the dispute would be submitted to binding arbitration. The Company is in discussion with Micron, along with its other creditors, in order to restructure its outstanding liabilities. There can be no assurance that such discussions will be successful.

     In March, 2003 Jabil commenced an arbitration proceeding against the Company with the American Arbitration Association. The arbitration was commenced in connection with the non-payment of amounts due under a manufacturing agreement between Jabil and the Company. Jabil claims damages in excess of $6.7 million for unpaid invoices, termination charges and costs and charges relating to the cessation of manufacturing. Jabil also seeks recovery of interest, costs and expenses. The Company is in discussion with Jabil, along with its other creditors, in order to restructure its outstanding liabilities. There can be no assurances that such discussions will be successful.

     Numerous trade creditors have sent demand letters threatening legal proceedings if they are not paid. The Company is seeking to reach accommodations with such creditors.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2002, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's shares of Common Stock have traded on the Nasdaq National Market System under the symbol "DIGL" since February 7, 1997. The following table sets for the high and low prices for our common stock as reported by the NASDAQ National Market during the periods indicated.


                                      COMMON STOCK
                                 ------------------------
                                    HIGH          LOW
                                 ----------    ----------
               2001
               1st Quarter          $52.813       $17.188
               2nd Quarter          $56.030       $12.813
               3rd Quarter          $33.800       $ 9.810
               4th Quarter          $11.840       $ 5.400

               2002
               1st Quarter          $10.140       $ 4.710
               2nd Quarter          $ 6.320       $ 2.130
               3rd Quarter          $ 2.720       $ 1.220
               4th Quarter          $ 2.300       $ 0.670


    On April 8, 2003, the closing price of the Company's Common Stock was $0.77. As of April 8, 2003, there were approximately 625 holders of record of the Company's Common Stock.

    The following table summarizes information with respect to options under Digital's equity compensation plans at December 31, 2002:


                    EQUITY COMPENSATION PLAN INFORMATION (1)

                                                                                                               Number of
                                                               Number of                                 securities remaining
                                                           securities to be                              available for future
                                                              issued upon          Weighted-average         issuance under
                                                              exercise of         exercise price of             equity
                                                              outstanding            outstanding          compensation plans
                                                           options, warrants      options, warrants      (excluding securities
                                                              and rights              and rights       reflected in column (a))
Plan Category                                                     (a)                    (b)                      (c)
------------------------------------------------------------------------------   --------------------  --------------------------
Equity compensation plans approved by security holders              7,807,853                  $ 8.32                    382,593 (2)
Equity compensation plans not approved by security holders                  -                       -                          -
                                                           -------------------   --------------------  --------------------------
                          Total                                     7,807,853                  $ 8.32                    382,593
                                                           ===================   ====================  ==========================

(1) Includes only options outstanding under Digital's stock option plans, as no stock warrants or rights were outstanding as of December 31, 2002.
(2) Includes 286,839 shares of common stock reserved for future issuances under the Employee Stock Purchase Plan.

DIVIDEND POLICY

    The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future. The Company anticipates that any earnings in the near future will be retained for the development and expansion of its business.

RECENT SALES OF UNREGISTERED SECURITIES

    During the fiscal years ended December 31, 2002 and 2001, there were no sales of unregistered securities.


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

Equity compensation plans approved by security holders


                                                                              For the Years Ended December 31,
                                             ------------------------------------------------------------------------------------
                                                  2002              2001             2000              1999             1998
                                             --------------    --------------   --------------    -------------    --------------
Consolidated Statement of Operations:
    Net sales                                     $ 17,823          $ 82,780        $ 100,675         $ 50,474          $ 24,191
                                             ==============    ==============   ==============    =============    ==============
Gross profit (loss)                               $ (8,957)(6)      $ 51,170         $ 67,438         $ 33,043          $ 14,972
                                             ==============    ==============   ==============    =============    ==============
Operating expenses:
    Engineering and development                     14,798            14,985           14,092           10,204            14,335
    Sales and marketing                             12,756            22,261           15,628           12,724            11,363
    General and administrative                       7,904             8,063            7,085            5,240             7,223
    Restructuring charges                            1,646 (7)           500 (4)            -                -             1,018 (1)
    Litigation settlements and charges               1,512 (8)         4,100 (5)            -                -            11,500 (2)
    Impairment of property and equipment            15,945 (9)             -                -                -                 -
                                             --------------    --------------   --------------    -------------    --------------
         Total operating expenses                   54,561            49,909           36,805           28,168            45,439
                                             --------------    --------------   --------------    -------------    --------------
Income (loss) from operations                      (63,518)            1,261           30,633            4,875           (30,467)
Other income (loss)                                    (22)            1,545              770               78               642
                                             --------------    --------------   --------------    -------------    --------------
    Net income (loss)                            $ (63,540)          $ 2,806         $ 31,403          $ 4,953         $ (29,825)
                                             ==============    ==============   ==============    =============    ==============
Income (loss) per share                            $ (2.03)           $ 0.09           $ 1.06           $ 0.18           $ (1.13)
                                             ==============    ==============   ==============    =============    ==============
    Diluted income (loss) per share                $ (2.03)(3)        $ 0.09           $ 0.98           $ 0.17           $ (1.13)(3)
                                             ==============    ==============   ==============    =============    ==============
Weighted average shares                         31,361,412        30,927,386       29,548,905       26,808,158        26,475,749
Weighted average shares and
    common equivalent shares                    31,361,412        32,109,888       31,946,416       29,151,628        26,494,439
Consolidated Balance Sheet Data:
    Cash and cash equivalents                        $ 612          $ 51,044         $ 30,481          $ 7,466           $ 3,848
    Working capital (deficit)                     $ (2,282)         $ 64,755         $ 58,977         $ 12,913           $ 2,267
    Total assets                                  $ 42,398          $ 86,262         $ 78,833         $ 39,998          $ 27,558
    Total long-term liabilities                      $ 519             $ 809            $ 854            $ 498             $ 281
    Stockholders' equity                          $ 10,764          $ 74,066         $ 67,369         $ 22,153          $ 12,320

---------------
(1) Includes non-recurring expense $1.0 million for restructuring charges as described in Form 10-K for the fiscal year ended December 31, 2000.

(2) Includes a charge of $8.5 million made in connection with the settlement of a class action legal proceeding and a one-time charge of $3.0 million made in connection with the settlement of Haney litigation as described in Form 10-K for the fiscal year ended December 31, 2000.
(3) Incremental shares for common stock equivalents are not included in the loss per share calculations due to the anti-dilutive effect.
(4) Includes non-recurring expense of $0.5 million for restructuring charges as described in Form 10-K for the fiscal year ended December 31, 2001.
(5) Includes a charge of $4.1 million made in connection with the Seth Joseph arbitration as described in Form 10-K for the fiscal year ended December 31, 2001.
(6)  Includes a charge of $12.7 million for obsolete inventory as described in
     Note 3 of the Consolidated Financial Statements - Inventory.
(7) Includes non-recurring expense of $1.6 million for restructuring charges as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and Note 16 of the Consolidated Financial Statements -- Restructuring Charges.
(8) Includes a charge of $1.5 million made in connection with the Seth Joseph arbitration as described in Note 17 of the Consolidated Financial Statements - Legal Proceedings.
(9) Includes an impairment charge for property and equipment of $15.9 million as a result of the carrying value of property and equipment being in excess of the estimated fair value of such assets as described in Note 1 of the Consolidated Financial Statements - Summary of Significant Accounting Policies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion includes certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, forecasts and assumptions that involve risks and uncertainties that could cause actual outcomes and results to differ materially. These risks and uncertainties include the Company's ability to continue as a "going concern" is uncertain, our ability to meet our current obligations, our exposure to various risks related to legal proceedings or claims, the significant influence of our principal stockholder and the risk other stockholders could suffer from the potential conflict of interest as the stockholder is also a major creditor of the company, fluctuations in our operating results, our actions taken to reduce costs may have long-term adverse effects on the business, our common stock could be delisted from the Nasdaq National Market, , changes in the United States and worldwide economy and fluctuations in capital expenditures within the telecommunications industry, our ability to achieve sustained operating profitability, we may engage in acquisitions, mergers, strategic alliances, joint ventures and divestitures that could result in financial results that are different than expected, our dependence on key personnel, our dependence on a limited number of products and uncertainties of the market for our current and planned products, technological change, our dependence on growth of the Internet, competition, our dependence on a limited number of major customers, our products may not continue to meet changing regulatory and industry standards, our dependence on proprietary technology, the volatility of our market price, the sale of a significant number of our shares depress the price of our stock. For a further list and description of such risks and uncertainties, see the reports filed by Digital Lightwave with the Securities and Exchange Commission, including the Company's reports on Form 10-K and 10-Q. Digital Lightwave undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

    The Company has insufficient short-term resources for the payment of its current liabilities. Various creditors have contacted us in order to demand payment for outstanding liabilities owed to them and some creditors have commenced legal proceedings against the Company seeking in excess of an aggregate of $24.0 million in damages. We are in discussions with our creditors in order to restructure our outstanding liabilities. In order to alleviate the Company's working capital shortfall, we are attempting to raise additional debt and/or equity financing. We have received a commitment letter from Optel, LLC, an entity controlled by our principal stockholder and chairman of the board of directors, Dr. Bryan Zwan, for the provision of a $10.0 million credit facility to be secured by substantially all of the Company's assets, which will supplement the $1.96 million already extended by Optel as of April 8, 2003. The closing of the credit facility is subject to the execution of definitive agreements, which will contain appropriate representations, warranties and covenants, in light of the financial condition of the Company. We have engaged Raymond James & Associates, Inc. to review strategic alternatives for the Company.

    A judgment for $5.2 million inclusive of interest and costs was granted against the Company during 2002 in connection with a dispute with a former employee of the Company. The Company has posted a $4.8 million bond to enable it to appeal the arbitrator's award. In January 2003, the Company paid $1.0 million into an escrow account for legal fees and interest associated with this action. A hearing is scheduled for such appeal in April 2003.

    The Company's net sales are generated from sales of its products less an estimate for customer returns. We expect that the average selling price (ASP) of our products will fluctuate based on a variety of factors, including market demand, product configuration, potential volume discounts to customers, the timing of new product introductions and enhancements and the introduction of competitive products. Because the cost of goods sold tends to remain relatively stable for any given product, fluctuations in the ASP may have a material adverse effect on our business, financial condition and results of operations.

     Sales of our products have tended to be concentrated with a few major customers and we expect sales will continue to be concentrated with a few major customers in the future. For the year ended December 31, 2002, one customer, Technology Rental Services, accounted for approximately 10% of total sales. The Company is in litigation with CIT Technologies Corporation, an affiliate of Technology Rental Services, which is expected to have an adverse effect on future sales to this customer. See Item 3. "Legal Proceedings."

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

    The Company continued to incur net operating losses that started in the third quarter of 2001. In October 2001, January 2002, November 2002, January 2003 and March 2003 the Company took certain measures to reduce its future operating costs. These measures included a reduction in force, pay cuts for management and other expense reduction actions. The Company can give no assurance as to whether its revenues will return to previous levels, when it will generate positive cash flows from operations or when it will return to profitability.

BUSINESS OUTLOOK

     During 2002, our industry continued to experience an economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers in 2001. Our customers' declining business resulted in a significant decrease in sales of our products. We do not anticipate a near-term recovery of the fiber optic test equipment market and do not expect the overall capital spending by telecommunication carriers and equipment factors will increase during 2003.

     Beginning October 2001, we started rescaling our business in response to the current market environment. Specific actions taken thus far include:

     Reducing Cost. We have taken steps during 2001, 2002 and 2003, to reduce costs. In October 2001, the Company's board of directors approved a reduction in the workforce by 38 employees and consultants across all departments and instituted temporary executive salary reductions of up to 20%. The Company recorded a restructuring charge of $0.5 million in 2001 related to this cost reduction program. In January 2002, the board of directors approved additional cost reduction initiatives aimed at further reducing operating costs. These included a second reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production for our NIC and NAA product lines. The Company recorded a restructuring charge of approximately $1.3 million in the first quarter of 2002. In November 2002, the board of directors approved a reduction in work force of approximately 42 positions, or approximately 19% of its employment base. The Company recorded a restructuring charge of approximately $0.3 million related to this reduction in the fourth quarter of 2002. In January 2003, the board of directors approved additional reductions in workforce of 37 positions, or approximately 19% of the Company's employment base. The Company expects to take a restructuring charge of approximately $0.5 million related to these actions. In January 2003, the board of directors approved another reduction in workforce of approximately 46 positions, or approximately 24% of the Company's employment base. The Company expects to take a restructuring charge of approximately $1.3 million related to the employment reduction. In March 2003, we further reduced our workforce by 12 positions.

     Maintaining Market Share. We are focused on maintaining market leadership with our product lines. We have evaluated our sales efforts to identify opportunities where our account presence can be improved and are working to exploit those opportunities. Subject to resolution of our working capital constraints, we are seeking new applications for our installed product base to be realized with use of new modular add-ons and enhancements. During 2002, we established offices in Australia, Taiwan, India, Singapore, Brazil and China. Subsequently, the offices in Australia, Brazil, Taiwan, India and Singapore were closed and we intend to utilize independent distributors for future sales in such regions. We currently have approximately ten international sales and support representatives across Europe and China. We also established channel partners such as independent sales representatives and distributors to complement our sales force.

     Continuing Product Development. We are concentrating on the products and technologies that we believe are most important to our customers. Subject to resolution of our working capital constraints, we plan to introduce enhancements to our product lines to meet growing international needs and global high-speed data service requirements. In 2002, we added three new products to our NIC product line, and introduced four new significant product enhancements.

     During the fourth quarter of 2002, we acquired certain assets related to the Optical Wavelength Management product line (the "OWM Line") of LightChip, Inc., a Salem, N.H.-based provider of components and subsystems for optical networks. We plan to complement the OWM Line of remote wavelength management solutions for DWDM systems with our own Network Access Agent (NAA) product line for centralized network testing and monitoring.

     On November 5, 2002 we acquired certain assets related to the Optical Test System product line of Tektronix (the "OTS Line"). In connection with the acquisition, we entered into (i) a license agreement with Tektronix pursuant to which Tektronix licensed certain intellectual property to Digital Lightwave related to the OTS Line, and (ii) a services agreement with Tektronix pursuant to which Tektronix shall perform certain manufacturing services for Digital Lightwave related to the OTS Line. Revenues for the OTS line have been minimal and, since the acquisition, we have terminated all but nine former employees of Tektronix, hired in connection with the acquisition. There can be no assurance that the Company will have the resources or personnel necessary to generate revenues from the acquired product lines.

     We believe that these new products and product enhancements, strategic partnerships, and third-party distribution agreements will further complement our product portfolio and enable us to offer a broader range of products to our global customers.

CRITICAL ACCOUNTING POLICIES

    The Company believes that the following accounting policies are critical in that they are important to the portrayal of the Company's financial conditions and results and they require difficult, subject and complex judgments that are often the results of estimates that are inherently uncertain:

       -     Revenue recognition and

       - Estimating valuation allowances and accrued liabilities, specifically sales returns and other allowances, the reserve for uncollectible accounts, the reserve for excess and obsolete inventory, the impairment for long-lived assets, warranty and assessment of the probability of the outcome of our current litigation.

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

    For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class. Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance found in Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions" and related interpretations. Revenue and cost of sales are recorded based upon the cash portion of the transaction. The remaining costs associated with the new units are assigned to the units received on trade. When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction.

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

     Sales Returns and Other Allowances, Reserve for Uncollectible Accounts, Reserve for Excess and Obsolete Inventory, Impairment of Long-Lived Assets, Warranty and Litigation

    We make significant judgments and estimates and assumptions in connection with establishing the amount of sales returns and other allowances, the uncollectibility of our account receivables, the amount of excess and obsolete inventory, impairment of long-lived assets, warranty costs and the amount of liability related to pending litigation during any accounting period. If we made different judgments or used different estimates or assumptions for establishing such amounts, it is likely that the amount and timing of our revenue or operating expenses for any period would be materially different.

    We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of December 31, 2002 was $0.6 million.

    We also estimate the uncollectibility of our accounts receivables. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of December 31, 2002 was $4.4 million, net of our estimated reserve for uncollectible accounts of $2.4 million.

    We estimate the amount of excess and obsolete inventory. We consider many factors when making our estimates, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products when evaluating the adequacy of the reserve for excess and obsolete inventory. Our inventory balance was $14.8 million as of December 31, 2002, net of our estimated reserve for excess and obsolete inventory of $10.9 million.

    We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. These events and circumstances include decrease in market price of a long-lived asset, change in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize an impairment when the there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. At December 31, 2002, we estimated our impairment of long-lived assets was $15.9 million.

    We estimate the amount of our warranty liability. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. Our accrued warranty liability as of December 31, 2002 was approximately $1.5 million.

    We estimate the amount of liability the Company may incur as a result of pending litigation. Our estimate of legal liability is uncertain and is based on the size of the outstanding claims and an assessment of the merits of the claims. We have accrued $5.6 million for liability resulting from pending litigation as of December 31, 2002. See Item 3 "Legal Proceedings" for information about legal proceedings commenced during 2003.

RESULTS OF OPERATIONS

    The following table sets forth certain financial data expressed as a percentage of net sales.

                                                         YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------
                                                 2002             2001            2000
                                           ---------------   -------------   --------------
Net sales                                             100%            100%             100%
Cost of goods sold                                    150              38               33
                                           ---------------   -------------   --------------
    Gross profit (loss)                               (50)             62               67
Operating expenses:
    Engineering and development                        83              18               14
    Sales and marketing                                72              27               16
    General and administrative                         44              10                7
    Restructuring charges                               9               1                -
    Litigation charge                                   8               5                -
    Impairment of property and equipment               90               -                -
                                           ---------------   -------------   --------------
         Total operating expenses                     306              61               37
                                           ---------------   -------------   --------------
Operating income (loss)                              (356)              1               30
Interest income                                         4               2                1
Interest expense                                       (3)              -                -
Other income (expense),net                             (1)              -                -
                                           ---------------   -------------   --------------
Income (loss) before income taxes                       -               -                -
                                           ---------------   -------------   --------------
         Net income (loss)                           (356)%             3%              31%
                                           ===============   =============   ==============

- Represents less than 1% of net sales.

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

  Net Sales

    Net sales for the year ended December 31, 2002 decreased by $65.0 million, or 79%, to $17.8 million from $82.8 million for the year ended December 31, 2001. Sales to existing customers for the year represented 78% of sales, or $14.0 million as compared to 90% of sales, or $74.7 million for 2001. During 2002, the Company shipped 474 total NIC and NAA units (including 8 NAA's) at an average sales price (ASP) of approximately $36,400 compared with 977 units (including 47 NAA's) at an ASP of approximately $82,600 for the year ended December 31, 2001. The decrease in ASP is related to the increased competition for market share resulting from significant decline in demand for telecommunication equipment. The telecommunications industry, our customer base, continued to experience a dramatic economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers.

    International sales for the year ended December 31, 2002, as a percentage of total sales, increased 14% to 34% of total sales as compared to 20% of total sales for the year ended December 31, 2001. The overall weakness in the domestic market contributed to the percentage increase; however on an aggregate basis, international sales decreased by $10.6 million, or 63%, to $6.1 million from $16.7 million for the year ended December 31, 2001.

Cost of Goods Sold

    Cost of goods sold for the year ended December 31, 2002 decreased by $4.8 million, or 15%, to $26.8 million as compared to $31.6 million for the year ended December 31, 2001. The decrease in cost of goods sold was due to the reduction in the volume of units sold offset by $12.7 million in charges related to excess and obsolete inventory recorded during 2002 compared to a charge of $5.2 million for the year ended December 31, 2001.

Gross Profit

    Gross profit for the year ended December 31, 2002 decreased by $60.2 million to a loss of $9.0 million as compared to $51.2 million for the year ended December 31, 2001. Gross margin for the year decreased to negative 50% from 62% in 2001. The decrease in gross profit was primarily attributable to lower sales volume coupled with a significant decrease in average selling price and $12.7 million in charges for excess and obsolete inventory recorded during 2002 compared to a charge of $5.2 million for the year ended December 31, 2001.

Engineering and Development

    Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the year ended December 31, 2002, decreased by $0.2 million to $14.8 million or 83% of net sales, from $15.0 million, or 18% of net sales for the year ended December 31, 2001. The dollar decrease related to reductions in force implemented in 2002 off-set by development efforts on the Company's NIC product lines and costs associated with personnel hired as part of the Lightchip and Tektronix acquisitions more fully described in Note 1 of the Consolidated Financial Statements - Summary of Significant Accounting Policies.

Sales and Marketing

    Sales and marketing expenses principally include salaries, commissions, travel, tradeshows, promotional materials and warranty expenses. Sales and marketing expenses for the year ended December 31, 2002 decreased by $9.5 million to $12.8 million, or 72% of net sales, from $22.3 million, or 27% of net sales for the year ended December 31, 2001. The dollar decrease represents a decrease in bad debt expense, decreased commissions paid on reduced net sales, reduction in the sales workforce and a decrease in marketing expenses.

General and Administrative

    General and administrative expenses principally include salaries, professional fees, facility rentals, compensation and information systems related to general management functions. General and administrative expenses for the year ended December 31, 2002, decreased by $0.2 million to $7.9 million, or 44% of net sales, from $8.1 million, or 10% of net sales for the year ended December 31, 2001. The decrease relates to workforce reductions implemented throughout 2002, decline in professional fees, off-set by directors and officers insurance premiums and additional costs associated with the facility and personnel acquired as part of the Lightchip and Tektronix acquisitions more fully described in Note 1 of the Consolidated Financial Statements - Summary of Significant Accounting Policies.

Restructuring Charges

    In October 2001, the Company's board of directors approved a plan to reduce the workforce by 38 employees and consultants across all departments and instituted temporary executive salary reductions of up to 20%. The overall objective of the initiative was to lower operating costs and improve efficiency.

    All affected employees were terminated in October 2001 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of $0.5 million the year ended December 31, 2001 related to this cost reduction program. The costs included in the restructuring charge include severance to employees included in the reduction in force, legal costs associated with the cost reduction program and the remaining lease liability on the New Jersey location.

    In January 2002, the board of directors approved additional cost reduction initiatives aimed at further reducing operating costs. These included a second reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production for our product lines. All affected employees were terminated in January 2002 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of approximately $1.3 million in the first quarter of 2002. The total costs associated with the restructuring are expected to be paid by January 2003. These actions, combined with the October initiative, were expected to reduce the Company's operating expenses by approximately $16.0 million on an annualized basis beginning in the second quarter of 2002.

    In November 2002, the board of directors approved a reduction in work force of approximately 42 positions, or approximately 19% of its employment base. The Company expects to realize approximately $5.0 million to $6.5 million in annual savings and recorded a restructuring charge of approximately $0.3 million related to this reduction in the fourth quarter of 2002.

    The costs associated with these actions are expected to be paid by November 2003. Activity associated with the restructuring charges during the year ended December 31, 2002 was as follows:

                                          Legal             Lease
                        Severance        and Other          Payments           Total
                     -------------     -------------     -------------     -------------
January 1, 2001               $ -               $ -               $ -               $ -
Additions                     251               109               140               500
Payments                     (172)              (22)              (22)             (216)
                     -------------     -------------     -------------     -------------
December 31, 2001              79                87               118               284
Additions                   1,466               180                 -             1,646
Payments                   (1,203)             (115)             (118)           (1,436)
                     -------------     -------------     -------------     -------------
December 31, 2002           $ 342             $ 152               $ -             $ 494
                     =============     =============     =============     =============

    In January 2003, the board of directors approved additional reductions in workforce of 37 positions, or approximately 19% of the Company's employment base. The Company expects to realize approximately $4.0-5.0 million in annual savings and to take a restructuring charge of approximately $0.5 million related to these actions.

    In January 2003, the board of directors approved another reduction in workforce of approximately 46 positions, or approximately 24% of the Company's employment base. The Company expects to realize approximately $5.0 million in annual savings and to take a restructuring charge of approximately $1.3 million related to the salary and employment reduction.

    In March 2003, the board of directors approved a reduction in workforce of 12 positions and incurred no additional charges.

Litigation Charge

    During 2002, the Company recorded additional charges of $1.5 million related to the Seth Joseph arbitration case and in 2001 the Company recorded a charge of $4.1 million related to the Seth Joseph arbitration case and appeal. In January 2003, the Company paid approximately $1.0 million into an escrow account for Seth Joseph's legal fees and interest on the balance recorded by the Company in 2002, pending resolution of the appeal.

Impairment of Property and Equipment

    During 2002, the Company recorded an asset impairment charge of $15.9 million related to its property and equipment. The amount of the impairment was determined using estimates of future cash flows for the Company. There was no corresponding charge for the year ended December 31, 2001.


Other Income (Expense)

    Other income (expense) for the year ended December 31, 2001 decreased by $1.5 million to an expense $22,000 from income of $1.5 million for the year ended December 31, 2001. The decrease represents a decrease in interest income coupled with an increase in interest expense on capital leases.

Net Income (loss)

    Net loss for the year ended December 31, 2002 was $63.5 million or $2.03 per diluted share, a decrease of $66.3 million, from a net income of $2.8 million or $0.09 per diluted share for the year ended December 31, 2001 for the reasons discussed above.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

  Net Sales

    Net sales decreased by $17.9 million, or 18%, to $82.8 million from $100.7 million in 2000. Sales to existing customers for the year represented 90% of sales, or $74.7 million as compared to 71% of sales, or $71.6 million for the year ended December 31, 2000. During 2001, the Company shipped 977 total units (including 47 NAA's) at an ASP of approximately $82,600 compared with 1,463 units (including 70 NAA's) at an ASP of approximately $65,900 for the year ended December 31, 2000. The increase in ASP is related to the product mix with increased shipments of higher speed NIC and NAA products.

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

Cost of Goods Sold

    Cost of goods sold for the year ended December 31, 2001 decreased by $1.6 million, or 5%, to $31.6 million as compared to $33.2 million for the year ended December 31, 2000. The decrease in cost of goods sold was due to the reduction in the volume of units sold offset by a $5.2 million charge related to excess and obsolete inventory for the year ended December 31, 2001.

Gross Profit

    Gross profit for the year ended December 31, 2001 decreased by $16.3 million to $51.1 million as compared to $67.4 million in 2000. Gross margin for the year decreased to 61.8% from 67.0% for the year ended December 31, 2000. The decrease in gross profit was primarily attributable to lower sales volume combined with a $5.2 million charge for excess and obsolete inventory for the year ended December 31, 2001.

Engineering and Development

    Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the year ended December 31, 2001, increased by $0.9 million to $15.0 million or 18% of net sales, from $14.1 million, or 14% of net sales, for the year ended December 31, 2000. The dollar increase related to development efforts on the Company's NIC and NAA product lines, principally the NIC Plus product.

Sales and Marketing

    Sales and marketing expenses principally include salaries, commissions, travel, tradeshows, promotional materials, warranty expenses and customer incentive programs. Sales and marketing expenses for the year ended December 31, 2001 increased by $6.7 million to $22.3 million, or 27% of net sales, from $15.6 million, or 16% of net sales for the year ended December 31, 2000. The dollar increase is directly related to an increase in the provision for uncollectible accounts receivable and an increase in marketing and international travel expenses associated with the increase in international sales. These costs were partially offset by decreased commissions paid on reduced net sales.

    The Company increased the reserve for uncollectible accounts by approximately $5.7 million for the year ended December 31, 2001. The majority of the reserve related to international accounts with large past due balances. With the current uncertain worldwide economic conditions, the Company determined that these international accounts would be uncollectible. The Company's ability to pursue a cost-effective legal remedy for payment, if an account went bankrupt or insolvent was considered to be remote.

General and Administrative

    General and administrative expenses principally include salaries, professional fees, facility rentals, compensation and information systems related to general management functions. General and administrative expenses for the year ended December 31, 2001, increased by $1.0 million to $8.1 million, or 10% of net sales, from $7.1 million, or 7% of net sales, for the year ended December 31, 2000.

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

         All affected employees were terminated in October 2001 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of $0.5 million for the year ended December 31, 2001 related to this cost reduction program. The costs included in the restructuring charge include severance to employees included in the reduction in force, legal costs associated with the cost reduction program and the remaining lease liability on the New Jersey location. All costs, with the exception of costs associated with ongoing legal claims, were paid by November 2002. Activity associated with the restructuring charges was as follows:

                               Balance at                                          Balance at
                              January 1,                          Payments/        December 31,
                                 2001           Additions         Reductions           2001
                            -------------------------------------------------------------------
                                                      (in thousands)
Severance                            $ -             $ 251            $ (172)             $ 79
Legal and other expenses               -               109               (22)               87
Lease payments                         -               140               (22)              118
                            -------------     -------------     -------------     -------------
                                     $ -             $ 500            $ (216)            $ 284
                            =============     =============     =============     =============

Litigation Charge

    During 2001, the Company recorded a charge of $4.1 million related to the Seth Joseph arbitration case and appeal. There was no corresponding charge for the year ended December 31, 2000.

Other Income (Expense)

    Other income for the year ended December 31, 2001 increased by $0.7 million to $1.5 million from $0.8 million for the year ended December 31, 2000. This category primarily represents interest earned on invested cash balances.

Net Income

    Net income for the year ended December 31, 2001, decreased by $28.6 million to $2.8 million or $0.09 per diluted share, from a net income of $31.4 million or $0.98 per diluted share for the year ended December 31, 2000 for the reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

    As of December 31, 2002, the Company's unrestricted cash and cash equivalents were approximately $0.6 million, a decrease of $50.4 million from December 31, 2001. As of December 31, 2002, the Company's working capital deficit was approximately $2.3 million as compared to positive working capital of $64.8 million at December 31, 2001. During 2002, we reported net loss of $63.5 million and cash flows used by operations of $36.4 million. In 2001, we reported net income of $2.8 million and cash flows from operations of $20.8 million. We had an accumulated deficit of $70.0 million at December 31, 2002.

    During 2002, the Company paid approximately $11.0 million in cash from operations for assets in connection with the acquisition of the OTS Line of products from Tektronix and the OWM Line of products from LightChip.

    Beginning in the third quarter of 2001 and continuing through December 31, 2002, the Company has experienced combined net losses of $83.0 million. The Company expects to continue to incur operating losses throughout 2003. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues. As further discussed below, our ability to maintain sufficient liquidity in the future is dependent on us raising additional capital, resolving outstanding legal actions brought against us, successfully negotiating extended payment terms with certain vendors and other creditors, maintaining tight controls over spending, successfully achieving our product release schedules and attaining our forecasted sales objectives.

    The Company has insufficient short-term resources for the payment of its current liabilities. Various creditors have contacted us in order to demand payment for outstanding liabilities owed to them and some creditors have commenced legal proceedings against the Company seeking in excess of an aggregate of $24.0 million in damages. We are in discussions with these and other creditors in order to restructure our outstanding liabilities. In order to alleviate the Company's working capital shortfall, we are attempting to raise additional debt and/or equity financing. We have received a commitment letter from Optel, LLC, an entity controlled by our principal stockholder and chairman of the board of directors, Dr. Bryan Zwan, for the provision of a $10.0 million credit facility to be secured by substantially all of the Company's assets, which will supplement the $1.96 million already extended by Optel as of April 8, 2003. The closing of the credit facility is subject to the execution of definitive agreements, which will contain appropriate representations, warranties and covenants, in light of the financial condition of the Company.

    A judgment for $5.2 million inclusive of interest and costs was granted against the Company during 2002 in connection with a dispute with a former employee of the Company. The Company has posted a $4.8 million bond to enable it to appeal the arbitrator's award. In January 2003, the Company paid $1.0 million into an escrow account for legal fees and interest associated with this action. A hearing is scheduled for such appeal in April, 2003. The closing of the credit facility is subject to the execution of definitive agreements, which will contain appropriate representations, warranties and covenants, in light of the financial condition of the Company.

     The Company's ability to meet cash requirements over the next twelve months is dependent on our ability to draw funds under the Optel facility, raise additional capital, successfully negotiate extended payment terms with certain vendors, and attaining our forecasted sales objectives. The Company is currently exploring various financing alternatives, including other equity or debt issuances (the "Financing Sources"). The Company has also engaged Raymond James & Associates, Inc. to review strategic alternatives available to it. If the Company is unable to secure adequate Financing Sources on terms acceptable to the Company, is unable to successfully renegotiate trade payables and lease obligations or identify any other strategic alternative it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term.

     Although the Company is working to raise additional capital, we cannot assure you that these efforts will be successful and that we will achieve profitability or, if we achieve profitability, that it will be sustainable, or that we will continue as a going concern. As a result, our independent certified public accountants have included an explanatory paragraph for a going concern matter in their report for the year ending December 31, 2002.

    Operating Activities. Net cash used in operating activities for the year ending December 31, 2002 was $36.4 million. This was primarily the result of a net loss of $63.5 million, increases in inventory of $13.0 million, increase in prepaid expenses and other assets of $3.2 million. These were partially offset by non-cash expenses of depreciation and amortization of $4.6 million, provision for excess and obsolete inventory of $12.7 million, provision for uncollectible accounts of $1.2 million, an impairment of property and equipment of $15.9 million, and restructuring charges of $1.6 million. The increases in accounts payable of $3.6 million and litigation charges of $1.5 million also contributed to offset the cash used in operating activities.

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

    Net cash provided by operating activities for the year ending December 31, 2000 was $19.8 million. This was primarily the result of net income of $31.4 million, accompanied by increases in accounts payable and accrued liabilities of $2.9 million, non-cash expenses of depreciation and amortization of $2.9 million and provision for excess and obsolete inventory of $0.7 million. This was partially offset by increases in accounts receivable of $10.3 million and inventory of $8.0 million.

    Investing Activities. Net cash used in investing activities was $20.6 million for the year ended December 31, 2002. Investing activities included purchases of short-term investments of $153.0 million, cash paid for acquisitions of $11.0 million, purchase of property and equipment of $4.6 million, restricted cash of $2.4 million, increase of notes receivables of $1.0 million, offset by the proceeds from the sales of investments of $118.3 million and proceeds from the maturity of short-term investments of $33.1 million,

    Net cash used in investing activities was $3.5 million and $1.3 million for the years ended December 31, 2001 and 2000, respectively. Investing activities related to purchases of property and equipment.

    Financing Activities. Net cash provided by financing activities was $6.5 million for the year ending December 31, 2002. This was primarily the result of proceeds from sales-leasebacks of $6.9 million, proceeds from the issuance of notes payable of $0.8 million and net proceeds from employee exercises of stock options of $0.3 million. These were partially offset by payments on notes payable $0.8 million and principal payments on capital lease obligations of $0.8 million.

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

    Revolving Credit Facility. In April 2002, the Company entered into a Revolving Credit and Security Agreement ("the Agreement") with Wachovia Bank ("the Bank"). The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company's cash and cash equivalents and short-term investments. The advance rate varies between 80% and 95% and is dependent upon the composition and maturity of the available collateral. An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement has an initial term of three years. The Agreement may be terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank may terminate the Agreement at any time, without notice upon or after the occurrence of an event of default. At December 31, 2002, there were approximately $2.1 million of letters of credit outstanding under this facility secured by approximately $2.4 million of the Company's cash and cash equivalents which were classified as restricted at December 31, 2002. The Company currently has no additional borrowing capacity under this facility. The Company's previous line of credit with Congress Financial was terminated in April 2002 as part of this transaction.

Other Material Commitments. The Company's contractual cash obligations as of December 31, 2002, are summarized (in thousands) in the table below.

                                                                 (less than)                                     (greater than)
        Contractual Cash Obligations             Total              1 year        1 - 3 years     3 - 5 years        5 years
-----------------------------------------    --------------    ---------------    ------------    ------------    -------------
Operating leases                                  $ 16,063            $ 2,837         $ 8,677         $ 4,549              $ -
Capital lease obligations                           15,067             15,067               -               -                -
Non-cancelable purchase orders                       2,448              2,448               -               -                -
                                             --------------    ---------------    ------------    ------------    -------------
Total contractual cash obligations                $ 33,578           $ 20,352         $ 8,677         $ 4,549              $ -
                                             ==============    ===============    ============    ============    =============

    As of December 31, 2002, the Company was in default of its capital leases and accordingly the entire balance due is classified as a current liability. The Company is currently involved in litigation with the lessor. See Item 3. - Legal Proceedings.

New Accounting Pronouncements

    In April 2002, the FASB issued Statement 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections (SFAS
145). Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB
30). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002.

    In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date.

    In December 2002, the FASB issued Statement 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

    In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. Effective for interim and annual periods ending after December 15, 2002, FIN 45 requires guarantors to disclose certain information for guarantees, including product warranties and certain indemnifications the Company provides. The Company does not anticipate FIN 45 will have a material impact on its financial statements.

    In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company des not expect the implementation of EITF 00-21 to have a material impact on its financial statements.

    In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor. EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. The Company does not expect the implementation of EITF 00-21 to have a material impact on its financial statements.

TREND AND UNCERTAINTIES

    During 2002, our industry experienced continued economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers commencing in 2001. Our customers' declining business resulted in a major decrease in sales of our products. We do not anticipate a near-term recovery of the fiber optic test equipment market and do not expect the overall capital spending by telecommunication carriers and equipment factors will increase during 2003.


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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

                                                                    PAGE
                                                                 ------------
FINANCIAL STATEMENTS
Reports of Independent Certified Public Accountants                 36-37
Consolidated Balance Sheets                                          38
Consolidated Statements of Operations                                39
Consolidated Statements of Stockholders' Equity                      40
Consolidated Statements of Cash Flows                                41
Notes to Consolidated Financial Statements                          42-62
FINANCIAL STATEMENT SCHEDULE
Schedule II -- Valuation and qualifying accounts                     79

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Digital Lightwave, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheet of Digital Lightwave, Inc. and subsidiaries (a Delaware corporation) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Lightwave, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. We have also audited Schedule II of Digital Lightwave, Inc. and subsidiaries for the year ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a net loss of $63.5 million in 2002 and, as of December 31, 2002 has a working capital deficit of $2.3 million. In addition, the Company is currently in dispute with certain vendors and creditors of the Company. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Tampa, Florida
April 10, 2003 (except for paragraph seven of Note 13, as to which the date is April 15, 2003)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Digital Lightwave, Inc. and its subsidiaries

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Digital Lightwave, Inc. and its subsidiaries (the "Company") at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Tampa, Florida
January 29, 2002

                             DIGITAL LIGHTWAVE, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                        DECEMBER 31,         DECEMBER 31,
                                                                                            2002                 2001
                                                                                      -----------------     ----------------
                                        ASSETS
Current assets:
    Cash and cash equivalents                                                          $           612      $         51,044
    Restricted cash and cash equivalents                                                         2,405                     -
    Short-term investments                                                                       1,527                     -
    Accounts receivable, less reserve for uncollectible accounts of $2,394 and
         $5,900 in 2002 and 2001, respectively                                                   4,423                 7,638
    Notes receivable                                                                             1,166                   200
    Inventories, net                                                                            14,790                16,565
    Prepaid expenses and other current assets                                                    3,910                   695
                                                                                      -----------------     ----------------
         Total current assets                                                                   28,833                76,142
Property and equipment, net                                                                     10,993                 9,917
Other assets                                                                                     2,572                   203
                                                                                      -----------------     ----------------
         Total assets                                                                  $        42,398       $        86,262
                                                                                      =================     ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                                  $ 12,828              $ 6,872
    Current portion of capital leases payable                                                   12,675                  415
    Accrued litigation charge                                                                    5,612                4,100
                                                                                      -----------------     ----------------
         Total current liabilities                                                              31,115               11,387
Other long-term liabilities                                                                        519                  809
                                                                                      -----------------     ----------------
         Total liabilities                                                                      31,634               12,196
                                                                                      -----------------     ----------------
Stockholders' equity:
    Preferred stock, $.0001 par value; authorized 20,000,000
         shares; no shares issued or outstanding                                                     -                    -
    Common stock, $.0001 par value; authorized 200,000,000
         shares; issued and outstanding 31,406,365 and
         31,269,723 shares in 2002 and 2001, respectively                                            3                    3
    Additional paid-in capital                                                                  80,855               80,511
    Accumulated deficit                                                                        (69,988)              (6,448)
    Accumulated other comprehensive loss                                                          (106)                   -
                                                                                      -----------------     ----------------
         Total stockholders' equity                                                             10,764               74,066
                                                                                      -----------------     ----------------
         Total liabilities and stockholders' equity                                           $ 42,398             $ 86,262
                                                                                      =================     ================

        The accompanying notes are an integral part of these consolidated financial statements.

                             DIGITAL LIGHTWAVE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)

                                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                       ----------------------------------------------------------
                                                                             2002                  2001                 2000
                                                                       ----------------      ----------------      --------------
Net sales                                                                      $ 17,823              $ 82,780           $ 100,675
Cost of goods sold                                                               26,780                31,610              33,237
                                                                       ----------------      ----------------      --------------
    Gross profit (loss)                                                          (8,957)               51,170              67,438
                                                                       ----------------      ----------------      --------------
Operating expenses:
    Engineering and development                                                  14,798                14,985              14,092
    Sales and marketing                                                          12,756                22,261              15,628
    General and administrative                                                    7,904                 8,063               7,085
    Restructuring charge                                                          1,646                   500                   -
    Litigation charge                                                             1,512                 4,100                   -
    Impairment of property and equipment                                         15,945                     -                   -
                                                                       ----------------      ----------------      --------------
         Total operating expenses                                                54,561                49,909              36,805
                                                                       ----------------      ----------------      --------------
Operating income (loss)                                                         (63,518)                1,261              30,633
                                                                       ----------------      ----------------      --------------
Other income (expense):
    Interest income                                                                 674                 1,592               1,093
    Interest expense                                                               (555)                  (56)               (112)
    Other income (expense), net                                                    (141)                    9                (211)
                                                                       ----------------      ----------------      --------------
         Total other income (expense)                                               (22)                1,545                 770
                                                                       ----------------      ----------------      --------------
Income (loss) before income taxes                                               (63,540)                2,806              31,403
Provision for income taxes                                                            -                     -                   -
                                                                       ----------------      ----------------      --------------
         Net income (loss)                                                    $ (63,540)              $ 2,806            $ 31,403
                                                                       ================      ================      ==============
Per share of common stock:
    Basic net income (loss) per share                                           $ (2.03)               $ 0.09              $ 1.06
                                                                       ================      ================      ==============
    Diluted net income (loss) per share                                         $ (2.03)               $ 0.09              $ 0.98
                                                                       ================      ================      ==============
    Weighted average common shares outstanding                               31,361,412            30,927,386          29,548,905
                                                                       ================      ================      ==============
    Weighted average common and common equivalent shares outstanding         31,361,412            32,109,888          31,946,416
                                                                       ================      ================      ==============




        The accompanying notes are an integral part of these consolidated financial statements.

                             DIGITAL LIGHTWAVE, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       ACCUMULATED
                                        COMMON STOCK      ADDITIONAL                      OTHER
                                    ---------------------   PAID-IN      ACCUMULATED    COMPREHESIVE    COMPREHESIVE
                                      SHARES       AMOUNT   CAPITAL         DEFICIT     INCOME (LOSS)   INCOME (LOSS)     TOTAL
                                    ----------------------------------------------------------------------------------------------
Balance, January 1, 2000             27,656,103       $ 3    $ 62,807      $ (40,657)            $ -             $ -     $ 22,153
 Issuance of common stock             2,820,108         -      14,077                                                      14,077
 Cost associated with exercise of
  warrants                                    -         -        (264)             -               -               -         (264)
 Net income                                   -         -           -         31,403               -               -       31,403
                                    ----------------------------------------------------------------------------------------------
Balance December 31,2000             30,476,211         3      76,620         (9,254)              -               -       67,369
 Issuance of common stock               793,512                 3,891                                                       3,891
 Net income                                   -         -           -          2,806               -               -        2,806
                                    ----------------------------------------------------------------------------------------------
Balance December 31,2001             31,269,723         3      80,511         (6,448)              -               -       74,066
 Comprehensive loss:
   Net loss                                   -         -           -        (63,540)              -       $ (63,540)     (63,540)
   Foreign currency translation               -         -           -              -             (25)            (25)         (25)
   Net unrealized loss in available for
   sale securities                            -         -           -              -             (81)            (81)         (81)
                                                                                                     ----------------
 Comprehensive loss                                                                                        $ (63,646)
                                                                                                     ================
 Issuance of common stock               136,642         -         344              -               -                          344
                                    -----------------------------------------------------------------                -------------
Balance December 31,2002             31,406,365       $ 3    $ 80,855      $ (69,988)         $ (106)                    $ 10,764
                                    =================================================================                =============



        The accompanying notes are an integral part of these consolidated financial statements.

                             DIGITAL LIGHTWAVE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     For the years Ended December 31,
                                                                                -----------------------------------------
                                                                                  2002              2001           2000
                                                                                  ----              ----           ----
Cash flows from operating activities:
   Net income (loss)                                                            $(63,540)         $ 2,806       $ 31,403
   Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
     Depreciation and amortization                                                 4,612            3,399          2,877
     Loss on disposal of property and equipment                                      110               38            168
     Provision for uncollectible accounts                                          1,154            5,971            161
     Provision for excess and obsolete inventory                                  12,704            5,167            700
     Impairment of property and equipment                                         15,945                -              -
     Restructuring charges                                                         1,646              500              -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                    2,061           11,655        (10,315)
     (Increase) decrease in inventories                                          (12,994)          (9,380)        (7,961)
     (Increase) decrease in prepaid expenses and other assets                     (3,156)              89           (100)
     Increase (decrease) in accounts payable and accrued expenses                  3,562           (3,583)         2,860
     Increase (decrease) in accrued litigation charge                              1,512            4,100              -
                                                                                --------          -------       --------
     Net cash (used in) provided by operating activities                         (36,384)          20,762         19,793
                                                                                --------          -------       --------
Cash flows from investing activities:                                                                                  -
   Purchases of short-term investments                                          (152,969)               -              -
   Proceeds from sale of short-term investments                                  118,254                -              -
   Proceeds from the maturity of short-term investments                           33,107                -              -
   Increase in restricted cash and cash equivalents                               (2,405)               -              -
   Cash paid for acquisitions                                                    (11,000)               -              -
   Purchases of property and equipment                                            (4,591)          (3,259)        (1,326)
   Issuance of notes receivable                                                     (992)               -              -
   Repayment of notes receivable                                                      25             (200)             -
                                                                                --------          -------       --------
     Net cash used in investing activities                                       (20,571)          (3,459)        (1,326)
                                                                                --------          -------       --------
Cash flows from financing activities:
   Proceeds from notes payable                                                       811                -              -
   Principal payments on notes payable                                              (759)               -         (3,000)
   Proceeds from sale of common stock, net of expense                                344            3,891          7,846
   Payments received from lease receivables                                            -               37            246
   Proceeds from sales-leasebacks                                                  6,934                -              -
   Principal payments on capital lease obligations                                  (782)            (668)          (547)
                                                                                --------          -------       --------
     Net cash provided by financing activities                                     6,548            3,260          4,548
                                                                                --------          -------       --------
Net (decrease) increase in cash and cash equivalents                             (50,407)          20,563         23,015
Effect of translation adjustment                                                     (25)               -              -
Cash and cash equivalents at beginning of period                                  51,044           30,481          7,466
                                                                                --------          -------       --------
Cash and cash equivalents at end of period                                      $    612         $ 51,044       $ 30,481
                                                                                ========         ========       ========
Other supplemental disclosures:
 Cash paid for interest                                                         $    253         $     56       $    181
 Inventory transferred to fixed assets                                          $  2,422         $    751       $    630
 Capital lease obligations incurred                                             $ 13,041         $    358       $    461
 Issuance of common stock pursuant to litigation settlement (Note 17)           $      -         $      -       $  6,231

 The Company paid $11,000 in cash for its acquisitions and received $4,311 of inventory, $4,682 of property and equipment, $2,410 of intangible assets, and assumed liabilities of $403 related to employee vacation and warranty obligations.


        The accompanying notes are an integral part of these consolidated financial statements.

                             DIGITAL LIGHTWAVE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

    Digital Lightwave, Inc. (the "Company") designs, develops and markets a portfolio of portable and network based products for installing, maintaining and monitoring fiber optic circuits and networks. Network operators and telecommunications service providers use fiber optics to provide increased network bandwidth to transmit voice and other non-voice traffic such as Internet, data and multimedia video transmissions. The Company provides telecommunications service providers and equipment manufacturers with product capabilities to cost-effectively deploy and manage fiber optic networks. The Company's wholly-owned subsidiaries are Digital Lightwave Leasing Corporation ("DLLC"), Digital Lightwave (UK) Limited ("DLL"), Digital Lightwave Asia Pacific Pty, Ltd. ("DLAP"), and Digital Lightwave Latino Americana Ltda. ("DLLA"). DLLC provided financing for the purchase of the Company's product in the form of capital leases as well as equipment rental to the Company's customers. On December 31, 2001, DLLC had no outstanding leases and was dissolved. Its remaining assets were transferred to the Company. DLL, DLAP, and DLLA provide international sales support. All significant intercompany transactions and balances are eliminated in consolidation.

OPERATIONAL MATTERS

    As of December 31, 2002, the Company's unrestricted cash and cash equivalents and short-term investments were approximately $2.1 million, a decrease of $48.9 million from December 31, 2001. As of December 31, 2002, the Company's working capital deficit was approximately $2.3 million as compared to positive working capital of $64.8 million at December 31, 2001. During 2002, the Company reported net loss of $63.5 million and cash flows used by operations of $36.5 million. In 2001, the Company reported net income of $2.8 million and cash flows from operations of $20.8 million. The Company had an accumulated deficit of $70.0 million at December 31, 2002.

    Beginning in the third quarter of 2001 and continuing through December 31, 2002, the Company has experienced combined net losses of $83.0 million. The Company expects to continue to incur operating losses throughout 2003. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues. As further discussed below, the Company's ability to maintain sufficient liquidity in the future is dependent on raising additional capital, resolving outstanding legal actions brought against us, successfully negotiating extended payment terms with certain vendors and other creditors, maintaining tight controls over spending, successfully achieving product release schedules and attaining forecasted sales objectives.

    The Company has insufficient short-term resources for the payment of its current liabilities. Various creditors have contacted the Company in order to demand payment for outstanding liabilities owed to them and some creditors have commenced legal proceedings against the Company seeking in excess of an aggregate of $24.0 million in damages. The Company is in discussions with its creditors in order to restructure its outstanding liabilities. In order to alleviate the Company's working capital shortfall, it is attempting to raise additional debt and/or equity financing. The Company has received a commitment letter from Optel, LLC, an entity controlled by the company's principal stockholder and chairman of the board of directors, Dr. Bryan Zwan, for the provision of a $10.0 million credit facility to be secured by substantially all of the Company's assets, which will supplement the $1.96 million already extended by Optel during 2003. The closing of the credit facility is subject to the execution of definitive agreements, which will contain appropriate representations, warranties and covenants, in light of the financial condition of the Company. The Company has engaged Raymond James & Associates, Inc. to review strategic alternatives for it.

    A judgment for $5.2 million inclusive of interest and costs was granted against the Company during 2002 in connection with a dispute with a former employee of the Company. The Company has posted a $4.8 million bond to enable it to appeal the arbitrator's award. In January 2003, the Company paid $1.0 million into an escrow account for legal fees and interest associated with this action. A hearing is scheduled for such appeal in April, 2003.

    The Company's ability to meet cash requirements over the next twelve months is dependent on its ability to raise additional capital, successfully negotiate extended payment terms with certain vendors and attaining forecasted sales objectives. The Company is currently exploring various financing and strategic alternatives, including other equity or debt issuances (the "Financing Sources"). If the Company is unable to secure adequate Financing Sources on terms acceptable to the Company or is unable to successfully renegotiate trade payables and lease obligations or identify any other strategic alternatives, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term.

    Although the Company is working to raise additional capital, the Company cannot assure you that these efforts will be successful and that the Company will achieve profitability or, if the Company achieves profitability, that it will be sustainable, or that it will continue as a going concern.

ACQUISITION OF ASSETS

         On October 11, 2002, the Company acquired certain assets related to the Optical Network Management product line from LightChip, Inc., a privately-held company based in Salem, N.H., in exchange for $1.0 million in cash. The acquired assets included inventory, patented technology and equipment. The acquired product line from LightChip was renamed to Optical Wavelength Manager (OWM).

     On November 5, 2002, the Company acquired certain assets of the Optical Test System (OTS) product line of Tektronix which included related inventory and equipment, and assumed certain liabilities associated with the OTS line, in exchange for $10 million in cash. In connection with the acquisition agreement, the Company entered into (i) a license agreement with Tektronix pursuant to which Tektronix licensed certain intellectual property to the Company related to the OTS line, and (ii) a services agreement with Tektronix pursuant to which Tektronix shall perform certain manufacturing services for the Company related to the OTS line and the Company assumed certain warranty obligations of Tektronix related to the OTS line. Revenues for the OTS line have been minimal and, since the acquisition, the Company has terminated all but nine former employees of Tektronix, hired in connection with the acquisition. There can be no assurance that the Company will have the resources or personnel necessary to generate revenues from this product line.

    The cost to acquire these assets has been preliminarily allocated to the assets acquired according to estimated fair values and is subject to adjustment when additional information concerning asset valuations are finalized.

CASH EQUIVALENTS

    The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

SHORT-TERM INVESTMENTS

      The Company's short-term investments consist of highly liquid debt instruments with strong credit ratings and remaining maturities of less than one year. Commercial paper investments with a maturity greater than three months, but less than one year at the time of purchase are considered to be short-term investments. The Company classifies its existing short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards No, 115, "Accounting For Certain Investments In-Debt And Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in stockholders' equity as a component of other comprehensive income (loss). Gains or losses on securities sold are recorded as other income (loss) in the consolidated statement of operations based on the specific identification method.

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out) or market. The Company records a provision for excess and obsolete inventory whenever such an impairment has been identified.

PROPERTY AND EQUIPMENT

    The Company's property and equipment, including certain assets under capital leases, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of 5 to 7 years or over the lesser of the term of the lease or the estimated useful life of assets under capital lease or improvements made to lease property. Maintenance and repairs are expensed as incurred while renewals and improvements are capitalized. The accounts are relieved of the cost and the related accumulated depreciation and amortization upon the sale or retirement of property and equipment and any resulting gain or loss is included in the results of operations.

CAPITALIZED SOFTWARE

    The Company capitalizes certain internal and external costs incurred to acquire or create internal use software in accordance with AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized software is included in property and equipment under computer equipment and software and is amortized over its useful life when development is complete.

INTANGIBLE ASSETS

    Included in other assets at December 31, 2002 are certain intangible assets including trademarks, patents, and acquired intangible assets. Intangible assets are amortized over their estimated useful lives ranging from 5 to 10 years. See
Note 7 - Other Assets.

IMPAIRMENT OF LONG-LIVED ASSETS


    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's impairment analysis, calculated in accordance with the guidelines set forth in SFAS 144, indicated future cash flows from the Company's operations were insufficient to cover the carrying value of the Company's long-lived assets. Therefore, the Company calculated an impairment using the probability-weighted approach with an average life of 5 years, and a risk-free rate of interest of 4.5%. As a result, in the fourth quarter of 2002, the Company recorded non-cash impairment charges of $15.9 million on its property and equipment.


ACCRUED WARRANTY

    The Company provides the customer a warranty with each product sold. The Company's policy for product warranties is to review the warranty reserve on a quarterly basis for specifically identified or new matters and review the reserve for estimated future costs associated with any open warranty years. The reserve is an estimate based on historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. A change in these factors could result in a change in the reserve balance. Warranty costs are charged against the accrual when incurred.

The reconciliation of the warranty reserve is as follows:

                                        For the year ending
                                            December 31,
                                        2002           2001
                                      -------        -------
          Beginning balance           $ 1,550        $ 1,018
          Warranty provision              175          2,813
          Warranty expense               (533)        (2,281)
                                      -------        -------
          Ending balance              $ 1,192        $ 1,550
                                      =======        =======

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

    For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class. Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance found in Accounting Principles Board Opinion No. 29, "Accounting for Non-monetary Transactions" and related interpretations. Revenue and cost of sales are recorded based upon the cash portion of the transaction. The remaining costs associated with the new units are assigned to the units received on trade. When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction.

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

    The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. Collateral is not requested from customers. If it is determined that collection of an account receivable is not reasonably assured, the amount of the account receivable is deferred and revenue recognized at the time collection becomes reasonably assured.

    Most sales arrangements do not generally include acceptance clauses. However, if a sales arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

    In the fourth quarter of 2002, the Company reversed a $0.2 million sale recorded in the third quarter of 2002 as a result of additional information obtained. The related cost of goods sold that was reversed was $0.2 million.

RESERVE FOR UNCOLLECTIBLE ACCOUNTS

    The Company estimates the uncollectibility of its accounts receivable. The Company considers many factors when making its estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer creditworthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts.

TRADE-IN REVENUE

    For the year ended December 31, 2002 the Company recorded approximately $2.7 million in revenue from transactions that included a trade-in component. Revenue for transactions that included a trade-in component were not significant for the years ended December 31, 2001 and 2000.

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

SHIPPING AND HANDLING COSTS

    Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are, in most cases, not billed to the customer and are recorded as a sales and marketing expense.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at exchange rates in effect at the balance sheet date with the resulting translation adjustments directly recorded as a separate component of accumulated other comprehensive income
(loss). Income and expense accounts are translated at average exchange rates during the year. Where the U.S. dollar is the functional currency, translation adjustments are recorded in other income (loss).

COMPUTATION OF NET INCOME PER SHARE

    Basic net income per share is based on the weighted average number of common shares outstanding during the periods presented. For the year ended December 31, 2002, diluted loss per share, which includes the effect of incremental shares from common stock equivalents using the treasury stock method, is not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 1,122,975 at December 31, 2002. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

                                                                      For The Year Ended December 31,
                                                            --------------------------------------------------
                                                               2002               2001                 2000
                                                            ----------          ----------          ----------
     Basic:
       Weighted average common shares outstanding           31,361,412          30,927,386          29,548,905
                                                            ----------          ----------          ----------
       Total basic                                          31,361,412          30,927,386          29,548,905
     Diluted:
       Incremental shares for common stock equivalents          -                1,182,502           2,397,511
                                                            ----------          ----------          ----------
       Total dilutive                                       31,361,412          32,109,888          31,946,416
                                                            ==========          ==========          ==========


CONCENTRATIONS OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. As of December 31, 2002, 2001, and 2000, substantially all of the Company's cash balances, were deposited with high quality financial institutions. The Company's short-term investments consist of highly liquid debt instruments with strong credit ratings and remaining maturities of less than one year. During the normal course of business, the Company extends credit to customers conducting business primarily in the telecommunications industry both within the United States and internationally.

    For the years ended December 31, 2002, 2001 and 2000, the Company's largest customer accounted for approximately 10%, 12% and 15% of total sales, respectively. No other customers accounted for sales of 10% or more during those years.

    The Company sells its products in both domestic and international markets. Domestic sales represented approximately 66%, 80% and 91% of annual net sales for the years ending December 31, 2002, 2001 and 2000 respectively. International sales represented approximately 34%, 20% and 9% of annual net sales for the years ending December 31, 2002, 2001 and 2000 respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of certain financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, notes receivable, accounts payable, accrued liabilities, and capital leases payable approximate fair market value based on their short-term nature.

USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates for sales returns and other allowances, the reserve for uncollectible accounts, the reserve for excess and obsolete inventory, the impairment of long-lived assets, the warranty accrual and the assessment of the probability of litigation are significant estimates to the Company. Actual results could differ from these estimates.

STOCK BASED COMPENSATION

    At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 14 - Common Stock and Stock Options. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                  Year Ended December 31,
                                             2002           2001          2000
                                       -----------------------------------------
                                                     (in thousands)
    Net income (loss), as reported        $ (63,540)       $ 2,806     $ 31,403
    Deduct: Total stock-based
    employee compensation
    expense determined under
    fair value based method for
    all awards, net of related
    tax effects                             (15,913)       (16,602)      (9,863)
                                          ---------      ---------     --------
    Pro forma net income (loss)           $ (79,453)     $ (13,796)    $ 21,540
                                          =========      =========     ========

    Earnings (loss) per share:
         Basic-as reported                  $ (2.03)        $ 0.09       $ 1.06
                                          =========      =========     ========
         Basic-pro forma                    $ (2.53)       $ (0.45)      $ 0.73
                                          =========      =========     ========

         Diluted-as reported                $ (2.03)        $ 0.09       $ 0.98
                                          =========      =========     ========
         Diluted-pro forma                  $ (2.53)       $ (0.43)      $ 0.67
                                          =========      =========     ========

SEGMENT REPORTING

    As of December 31, 2002, the Company was not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operated in one operating segment and reported only certain enterprise-wide disclosures.

NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued Statement 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections (SFAS
145). Among other provisions, SFAS 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (APB
30). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. The provisions of SFAS 145 will be effective for fiscal years beginning after May 15, 2002.

     In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Company initiates after that date.

     In December 2002, the FASB issued Statement 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

     In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. Effective for interim and annual periods ending after December 15, 2002, FIN 45 requires guarantors to disclose certain information for guarantees, including product warranties and certain indemnifications the Company provides. The Company does not anticipate FIN 45 will have a material impact on its financial statements.

     In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. The Company does not expect the implementation of EITF 00-21 to have a material impact on its financial statements.

     In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor. EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. The Company does not expect the implementation of EITF 00-21 to have a material impact on its financial statements.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the 2002 presentation.

2. NOTES RECEIVABLE

    Notes receivable at December 31, 2002 and 2001 are summarized as follows:

                                         2002           2001
                                        ------         -----
                                          (IN THOUSANDS)
          Trendium bridge loan          $  800         $   -
          Officer note                     366           200
                                        ------         -----
                                        $1,166         $ 200
                                        ======         =====

    The Trendium bridge loan was entered into on November 21, 2002 between the Company and Trendium, Inc. as part of a Letter of Intent for the purchase of Trendium, Inc. The bridge loan had an interest rate of 10% and is secured by the right to receive a royalty free, irrevocable worldwide license to all Trendium software. The purchase was not consummated and this loan was repaid in full in February 2003.

    The officer note is more fully described in Note 13 - Related Party Transactions.


3. INVENTORIES

     Inventories at December 31, 2002 and 2001 are summarized as follows:

                                                            2002           2001
                                                           ------         -----
                                                             (IN THOUSANDS)
           Raw materials                                   $ 13,754     $ 9,341
           Work-in-process                                      246       6,417
           Finished goods                                    11,728       4,640
           Reserve for excess and obsolete inventory        (10,938)     (3,833)
                                                           --------     -------
                                                           $ 14,790     $16,565
                                                           ========     =======

     In December 2001, the Company signed a manufacturing service agreement with Jabil Circuit, Inc. ("Jabil"), a leading provider of technology manufacturing services with a customer base of industry-leading companies. Under the terms of the agreement, Jabil purchased the Company's existing inventory to fulfill orders until the Company's present inventory is depleted to safety stock levels. Under the terms of the agreement, Jabil had served as the Company's primary contract manufacturer for the Company's circuit board and product assembly and provided engineering design services. As of December 31, 2002, the Company was committed to purchase $0.4 million of finished goods from Jabil in 2003.

     On February 27, 2003 Jabil terminated the manufacturing service agreement and on March 19, 2003 commenced an arbitration proceeding seeking damages in excess of $6.7 million. See Note 17 - Legal Proceedings. The Company believes it has adequate inventory on hand in order to satisfy sales orders for the next three months or longer. There can be no assurance that the Company will have adequate inventory to satisfy sales during such period or that the Company will be able to successfully negotiate a new agreement for the manufacture of its products. Failure to enter into a substitute manufacturing agreement in a timely fashion could interrupt the Company's operations and adversely impact its ability to manufacture its products.

     As of December 31, 2002 and 2001 inventories included approximately $2.2 million, and $0.4 million of trade-in products, respectively.

     In 2002, the Company recorded a $12.7 million provision for excess and obsolete inventory (principally in the second and fourth quarters of 2002). When evaluating the adequacy of the reserve for excess and obsolete inventory the Company analyzes current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of products. The Company believes the reserve for excess and obsolete inventory as of December 31, 2002 is adequate.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

    Prepaid expenses and other current assets at December 31, 2002 and 2001 are summarized as follows:

                                        2002           2001
                                       ------         -----
                                         (IN THOUSANDS)
              Vendor credits           $ 1,820          $ -
              Deposits                     751            4
              Prepaid other                615          515
              Prepaid insurance            346           48
              Prepaid maintenance           76          128
              Interest receivable          146            -
              Prepaid taxes                156            -
                                       -------        -----
                                       $ 3,910        $ 695
                                       =======        =====

    The vendor credits represent vendor credits received by the Company in exchange for certain inventory components. The Company will realize these credits as it makes future purchases of transponders. The Company is presently negotiating with this vendor. The results of this negotiation could impact the manner in which these credits will be realized.

    The deposits represent deposits placed with a vendor to ensure the availability of future inventory purchases.

    Prepaid others represents various marketing and administration needs of the Company that require cash payments upfront.


5. PROPERTY AND EQUIPMENT

    Property and equipment at December 31, 2002 and 2001 are summarized as follows:

                                                    2002               2001
                                               -------------      ------------
                                                       (IN THOUSANDS)
Demonstation and loaner units                      $ 16,705           $ 2,357
Test equipment                                        8,208             6,107
Computer equipment and software                       4,473             4,866
Tooling                                               1,028             1,331
Tradeshow fixtures and equipment                        359               359
Office furniture, fixtures and equipment              2,707             3,124
Leasehold improvements                                3,265             2,322
                                               -------------      ------------
                                                     36,745            20,466
Less: accumulated depreciation and
impairment of property and equipment                (25,752)          (10,549)
                                               -------------      ------------
                                                   $ 10,993           $ 9,917
                                               =============      ============


    Depreciation and amortization expense was approximately $4.6 million, $3.3 million and $2.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

    Equipment under capital lease and related accumulated amortization, included above at December 31, 2002 and 2001 are summarized as follows:

                                                2002              2001
                                           -------------      ------------
                                                     (IN THOUSANDS)
Test equipment                                  $ 1,163          $ 1,163
Demonstation equipment                           10,402                -
Computer equipment and software                      29               29
                                           -------------     ------------
                                                 11,594            1,192
Less accumulated depreciation                    (1,689)            (358)
                                           -------------     ------------
                                                $ 9,905            $ 834
                                           =============     ============


     In 2002, the Company entered into two sales-leaseback transactions in which the Company received $2.6 million and $4.3 million. The principal payments under the leases are $3.4 million over 36 months and $4.4 million over 24 months. The assets are classified as demonstration equipment in property and equipment and are depreciated over the life of the leases. The Company recorded deferred gains on these transactions of $1.2 million and $1.8 million which are recorded as offsets against demonstration equipment and are being amortized over the life of the leases as an offset against depreciation expense.

     The Company also entered into two capital leases for demonstration equipment with values of $1.4 million and $2.8 million. The principal payments under the leases are $1.4 million over 36 months and $2.8 million over 24 months. These leases are depreciated over the life of the leases. The units leased are recorded in property and equipment as demonstration equipment. The leasing company has commenced litigation in connection with the non-payment of rent under these leases. See Note 17 - Legal Proceedings.

     The Company recorded a charge for the impairment of property and equipment of $15.9 million during 2002. See Note 1 - Summary of Significant Accounting Policies.


6. INVESTMENTS

    Our investment portfolio which constitutes municipal bonds, corporate bonds, commercial paper, and money market funds is subject to market risk due to changes in interest rates. We place our investments with high credit quality issuers and, by policy, limit the amount of credit exposure to any one issuer.

    In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," and based on our intentions regarding these instruments, we classify all investments as available-for-sale. Investments are included in short-term investments in the accompanying consolidated balance sheets and all unrealized holding gains (losses) are reflected in stockholders' equity. We periodically evaluate our investments to determine if impairment charges are warranted.

    The net carrying value of our investments reflected in cash and cash equivalents, short-term investments and restricted cash and cash equivalents on the consolidated balance sheet at December 31, 2002 was $4.2 million and the unrealized losses reflected in stockholders' equity at December 31, 2002 was approximately $0.1 million.

7. OTHER ASSETS

    Other assets at December 31, 2002 and 2001 are summarized as follows:

                                          2002          2001
                                      -------------  ------------
                                               (IN THOUSANDS)
      Acquired intangible assets         $ 2,411         $ -
      Trademarks                             110         128
      Patents                                120         110
      Other                                    -          50
      Accumulated amortization               (69)        (85)
                                         -------       -----
                                         $ 2,572       $ 203
                                         =======       =====


    As more fully discussed in Note 1 - Summary of Significant Accounting Policies, the Company acquired certain intangible assets in connection with its purchase from Tektronix during the year.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities at December 31, 2002 and 2001 are summarized as follows:


                                            2002             2001
                                        -------------    ------------
                                               (IN THOUSANDS)
Accounts payable                            $ 9,141           $ 3,949
Accrued warranty                              1,091               750
Employee related accruals                       689               510
Accrued returns and allowances                  592               698
Accrued restructuring charges                   494               284
Sales tax accruals                              433                98
Accrued expenses and other                      284               235
Deferred revenue                                 62                19
Sales commissions                                42               329
                                       -------------     -------------
                                           $ 12,828           $ 6,872
                                       =============     =============

9. INCOME TAXES

    The provision for income taxes for the years ending December 31, 2002, 2001 and 2000 are summarized as follows:


                               2002             2001             2000
                          -------------    -------------    --------------
                                          (IN THOUSANDS)
        Current:
         Federal                   $ -          $   965          $ 10,302
         State                       -              157             1,677
                          -------------    -------------    --------------
           Sub-total                 -            1,122            11,979
                          -------------    -------------    --------------
        Deferred:
         Federal                     -             (965)          (10,302)
         State                       -             (157)           (1,677)
                          -------------    -------------    --------------
           Sub-total                 -            1,122           (11,979)
                          -------------    -------------    --------------
               Total               $ -          $     -          $      -
                          =============    =============    ==============

    The tax effected amounts of temporary differences at December 31, 2002 and 2001 are summarized as follows:


                                                      2002             2001
                                                   ------------     ------------
                                                          (in thousands)
    Current:
     Deferred tax asset:
      Deferred compensation                          $      46         $    124
      Accrued liabilities                                3,407            2,441
      Other                                             11,385            4,104
      Valuation allowance                              (14,838)          (6,669)
                                                   ------------     ------------
         Total current deferred tax asset                    -                -
                                                   ------------     ------------
         Net current deferred tax asset                      -                -
                                                   ------------     ------------
    Non-current:
    Deferred tax asset:
      Net operating loss carry forward                 108,479           92,524
      Research and experimentation credit                4,140            4,140
      Valuation allowance                             (112,286)         (95,995)
                                                   ------------     ------------
         Total non-current deferred tax asset              333              669
                                                   ------------     ------------
    Deferred tax liability:
      Fixed assets                                        (333)            (669)
                                                   ------------     ------------
         Total non-current deferred tax liability         (333)            (669)
                                                   ------------     ------------
         Net deferred tax asset                      $       -         $      -
                                                   ============     ============


    A full valuation allowance has been recorded at December 31, 2002 and 2001 with respect to the deferred tax assets since the Company believes that it is more likely than not that future tax benefits will not be realized as a result of current and future income. Factors considered in determining that a full valuation allowance was necessary include the Company's history of large operating losses and uncertainty as to whether the Company would be able to sustain long-term profitability.

    The Company has a valuation allowance of approximately $126.8 million and $102.6 million as of December 31, 2002 and 2001, respectively.

    As of December 31, 2002, the Company had net operating loss carry forwards of approximately $289.2 million for tax purposes. Due to certain change of ownership requirements of Section 382 of the Internal Revenue Code ("IRC"), utilization of the Company's net operating losses incurred prior to July 1, 1993 is expected to be limited to approximately $7,500 per year. This limitation in conjunction with the expiration period for these pre-July 1, 1993 net operating losses, results in the Company's total net operating losses available being limited to approximately $288.3 million. Loss carryforwards will expire between the years 2009 and 2022.

    As of December 31, 2002, the Company also had general business credit carryforwards of approximately $4.1 million that expire between the years 2008 and 2021. These credits are also subject to the Section 382 annual limitation. Approximately $15,000 of these credits are subject to the Section 382 annual limitation.

    Following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the consolidated statement of operations.


                                                              For The Year Ended December 31,
                                                       2002                  2001                  2000
                                                 -----------------     -----------------     -----------------
                                                                       (in thousands)
    Tax provision at U.S. federal income tax rate       $ (21,604)              $   954              $ 10,677
    State income tax provision net of federal              (2,307)                  102                 1,156
    Other, net                                                 71                    66                   146
    Valuation allowance increase (decrease)                23,840                (1,122)              (11,979)
                                                 -----------------     -----------------     -----------------
    Provision for income taxes                          $       -               $     -              $      -
                                                 =================     =================     =================

    The valuation allowance change shown in the above 2001 reconciliation is different from the actual change in the valuation allowance due to the tax benefits related to the exercise of non-qualified stock options and securities litigation costs which are directly reflected in stockholders' equity. For the years ended December 31, 2002, 2001 and 2000, the income tax benefit of $0.3 million, $9.7 million and $36.4 million, respectively, would have been allocated to additional paid in capital for the tax benefits associated with the exercise of non-qualified stock options. For the year ended December 31, 2001 the income tax benefit associated with the securities litigation costs of $47.7 million would have been allocated to additional paid-in capital. These amounts have not been recognized due to the 100% valuation allowance against deferred tax assets.

    In January 2002, the Company received a ruling from the Internal Revenue Service regarding an additional deduction related to securities litigation costs. This ruling resulted in a $127.0 million increase to the Company's net operating loss carryforward that has been referenced in the above amounts. The tax benefit of this additional net operating loss has not been realized due to the 100% valuation allowance against the deferred tax assets. This deduction will be reported directly as an increase in additional paid-in capital and will not be recorded in the Company's Consolidated Statement of Operations when the tax benefit is realized.


10. NOTES PAYABLE, LINE OF CREDIT AND LETTER OF CREDIT

    In October 2000, the Company entered into a Loan and Security Agreement (the "Loan Agreement") with Congress Financial Corporation pursuant to which Congress provided the Company with a $10.0 million line of credit. Under the Loan Agreement, the Company was entitled to borrow up to $10.0 million initially bearing interest at prime plus one-half of one percent (.50%), subject to certain borrowing limitations based on amounts of the Company's accounts receivable and inventories. The Loan Agreement had an expiration date in November 2002. All indebtedness outstanding under the Loan Agreement were collateralized by substantially all of the Company's assets. Under the terms of the Loan Agreement, the Company was required to maintain certain financial ratios and other financial conditions. The Loan Agreement also prohibited the Company, without prior written consent from Congress, from incurring additional indebtedness, limited certain investments, advances or loans and restricted substantial asset sales, capital expenditures and cash dividends. This agreement was terminated in April 2002.

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

    At December 31, 2002, there were approximately $2.1 million of letters of credit outstanding under this facility collateralized by approximately $2.4 million of the Company's cash and cash equivalents which were classified as restricted at December 31, 2002. The Company currently has no additional borrowing capacity under this facility.

11. LEASES

    The Company is obligated under various non-cancelable leases for equipment and office space. Future minimum lease commitments under operating and capital leases were as follows as of December 31, 2002:

                                                      CAPITAL        OPERATING
                                                      LEASES            LEASES
                                                      ------            ------
                                                            (IN THOUSANDS)
        2003                                            $ 8,027         $ 2,837
        2004                                              5,663           2,854
        2005                                              1,377           2,883
        2006                                                  -           2,940
        2007                                                  -           2,668
        Thereafter                                            -           1,881
                                                    ------------     -----------
                                                         15,067        $ 16,063
                                                                     ===========
        Less:  Amount representing interest               2,392
                                                    ------------
        Present value of minimum lease payments          12,675
        Less: Current portion                            12,675
                                                    ------------
                                                        $     -
                                                    ============

    As of December 31, 2002, the Company was in default of its capital leases and accordingly the entire balance due is classified as a current liability. The Company is currently involved in litigation with the lessor. See Note 17 - Legal Proceedings.

    Total rent expense was approximately $2.0 million, $2.0 million and $2.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

12. COMMITMENTS

    At December 31, 2002, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $2.4 million. The majority of the quantities under order are deliverable upon demand by the Company or within thirty (30) days upon written notice of either party.

    The Company indemnifies its officers and directors against costs and expenses related to shareholder and other claims which are not covered by the Company's directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the minimum potential future payments, nor are there any resource provisions or collateral that may offset the cost. As of December 31, 2002, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

13. RELATED PARTY TRANSACTIONS

    In 2001, James Green, the current chief executive officer of the Company borrowed $200,000 from the Company. This note accrues interest at the prime rate plus one percent (1.0%) with the principal sum and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of the borrower's stock holdings or on the date of termination of the borrower's employment with the Company. This note is collateralized by the borrower's stock holdings in the Company and future cash bonuses which may become payable.

    In April 2002, James Green, the current chief executive officer of the Company borrowed $175,000 from the Company. On April 12, 2002, this borrowing was combined with a previous note of $200,000 plus accrued interest of approximately $16,000 into one note with a principal balance of approximately $391,000, which is classified in notes receivable. This note accrues interest at 8.0% with the principal and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of the officer's stock holdings or on the date of termination of the officer's employment with the Company. This note is collateralized by the chief executive officer's stock holdings in the Company, future cash bonuses which may become payable and a second lien on the officer's residence. As of December 31, 2002, the outstanding balance, reflecting a voluntary prepayment of $25,000 made during the fourth quarter of 2002, was approximately $366,000 with accrued interest of approximately $18,000.

    On January 23, 2003, Robert Hussey, a director of the Company was appointed Strategic Restructuring Advisor. Mr. Hussey was granted 100,000 options and will receive a monthly service fee of $15,000 for a minimum of twelve (12) months.

    On February 14, 2003, the Company borrowed $800,000 from Optel, LLC, an entity controlled by Digital's majority shareholder and current chairman of the board of directors, Dr. Bryan Zwan ("Optel") pursuant to a Secured Promissory Note (the "First Note"). On February 26, 2003, Digital borrowed an additional $650,000 from Optel pursuant to a second Secured Promissory Note (the "Second Note"). On February 28, 2003, Digital borrowed an additional $961,710 from Optel pursuant to a third Secured Promissory Note (the "Third Note" and collectively with the First Note and the Second Note, the "Optel Notes"). The Optel Notes bear interest at an annual rate of 10%, are secured by a first priority security interest in substantially all of the assets of the Company pursuant to the Second Amended and Restated Security Agreement, dated as of February 28, 2002, and may be prepaid at any time. On March 5, 2003 the Company repaid the entire balance due under the Third Note.

    On March 28, 2003, the Company borrowed $450,000 from Optel, LLC, an entity controlled by the Company's majority shareholder and current chairman of the board of directors, Dr. Bryan Zwan pursuant to a Secured promissory Note (the "Fourth Note"). The Fourth Note bears an annual interest rate of 10%, and is secured by a first priority security interest in substantially all of the assets of the Company pursuant to the Third Amended and Restated Security Agreement, dated as of March 28, 2003, and may be repaid at any time.

    On April 2, 2003, the Company borrowed $60,000 from Optel, LLC, and entity controlled by the Company's majority shareholder and current chairman of the board of directors, Dr. Bryan Zwan pursuant to a Secured promissory Note (the "Fifth Note"). The Fifth Note bears an annual interest rate of 10%, and is secured by a first priority security interest in substantially all of the assets of the Company pursuant to the Fourth Amended and Restated Security Agreement, dated as of April 2, 2003.

    On April 15, 2003, the Company received a commitment letter from Optel, LLC, an entity controlled by the Company's majority shareholder and current chairman of the board of directors, Dr. Bryan Zwan, for the provision of a $10.0 million credit facility to be secured by substantially all of the Company's assets, which will supplement the $1.96 million already extended by Optel. The closing of the credit facility is subject to the execution of definitive agreements, which will contain appropriate representations, warranties and covenants, in light of the financial condition of the Company.


14. COMMON STOCK AND STOCK OPTIONS

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

    On May 20, 2002, the Shareholders of the Company approved and amended the 2001 Option Plan that increased the number of shares of Common Stock authorized for issuance thereunder by an additional 3,000,000 shares.

    Transactions related to the 2001 and 1996 Option Plans are summarized as follows:


                                                 WEIGHTED
                                                  AVERAGE
                                   SHARES      OPTION PRICE
                                ------------------------------

   Outstanding at 1/1/00            3,355,014      $  5.12
   Granted                            710,648      $ 78.63
   Exercised                       (1,244,548)     $  4.61
   Forfeited                          (84,310)     $ 59.14
                                --------------
   Outstanding at 12/31/00          2,736,804      $ 22.78
   Granted                          2,026,237      $ 26.18
   Exercised                         (754,581)     $  4.51
   Forfeited                         (882,259)     $ 32.48
                                --------------
   Outstanding at 12/31/01          3,126,201      $ 26.66
   Granted                          6,305,700      $  1.73
   Exercised                          (78,566)     $  2.83
   Forfeited                       (1,545,482)     $ 18.62
                                --------------
   Outstanding at 12/31/02          7,807,853      $  8.32
                                ==============


    The following table summarizes information about stock options outstanding to employees and directors at December 31, 2002:


                                         NUMBER         OUTSTANDING      OUTSTANDING         NUMBER       EXERCISABLE
                                       OUTSTANDING        WEIGHTED        WEIGHTED        EXERCISABLE       WEIGHTED
                                           AT             AVERAGE          AVERAGE             AT           AVERAGE
                                      DECEMBER 31,       REMAINING        EXERCISE        DECEMBER 31,      EXERCISE
RANGE OF EXERCISE PRICE                   2002              LIFE            PRICE             2002            PRICE
-------------------------------     -----------------------------------------------------------------------------------
$ 0.8900 -  1.4200                       4,011,450          5.64         $ 1.340              352,908        $ 1.400
$ 1.6800 -  5.8750                       1,889,696          4.68         $ 2.210              325,518        $ 2.990
$ 6.5800 -  9.2200                         539,585          3.63         $ 7.063              247,505        $ 7.204
$ 9.7600 - 19.9500                          92,036          4.29         $12.810               28,471        $15.757
$21.0625 - 35.9100                         928,511          3.69         $26.276              316,084        $26.711
$42.8900 - 124.8750                        346,575          3.09         $75.002              260,021        $72.813
                                    ---------------                                     --------------
                                         7,807,853                                          1,530,507
                                    ===============                                     ==============


    Generally, options issued vest in one-third annual increments or quarterly over a three-year period, with the exception of certain option agreements that provide for various vesting schedules throughout the same three-year vesting period or options allowing vesting acceleration based on certain performance milestones. If the performance milestones are not met, the options vest 5 1/2 years after issue. Option agreements generally expire six years from date of issue if not exercised. Unvested options are generally forfeited upon termination of employment with the Company. Generally, vested shares must be exercised within sixty days of termination or be forfeited. Total shares exercisable were 1,530,507, 809,984 and 378,049 as of December 31, 2002, 2001,
and 2000, respectively.

    The pro forma amounts presented in Note 1 - Summary of Significant Accounting Policies, were determined using the Black-Scholes valuation model with the following key assumptions: (i) a discount rate of 3.20 %, 4.68%, and 6.23% for December 31, 2002, 2001 and 2000, respectively; (ii) a volatility factor based upon averaging the week ending price for Digital Lightwave and comparable public companies for periods matching the terms of the options granted; (iii) an average expected option life of 4.00, 4.19 and 4.00 years for December 31, 2002, 2001 and 2000, respectively; (iv) there have been options that have expired; and (v) no payment of dividends.

EMPLOYEE STOCK PURCHASE PLAN

    The Company's 1997 Employee Stock Purchase Plan provides employees with the opportunity to purchase shares of the Company's Common Stock. An aggregate of 300,000 shares of the Company's Common Stock was reserved for issuance under the Plan. On May 20, 2002 the shareholders of the Company approved an amendment to the Employee Stock Purchase Plan that increased the number of shares of Common Stock authorized for issuance thereunder by an additional 300,000 shares. At December 31, 2002 a total of 313,161 shares had been purchased by employees participating in the plan at a weighted-average price per share of $5.66.

15. DEFINED CONTRIBUTION PLAN

    The Company offers a defined contribution plan that qualifies under IRC section 401(k). All full-time employees are eligible to participate in the plan after three months of service with the Company. Employees may contribute up to 15% of their salary to the plan, subject to certain Internal Revenue Service limitations. The Company matches the first 6% of such voluntary contributions at 50% of the amount contributed by the employee. The Company has not made unmatched contributions. For the years ended December 31, 2002, 2001 and 2000, total Company contributions to the plan were approximately $174,000, $285,000 and $273,000, respectively.

16. RESTRUCTURING

    In October 2001, the Company's board of directors approved a plan to reduce the workforce by 38 employees and consultants across all departments and instituted temporary executive salary reductions of up to 20%. The overall objective of the initiative was to lower operating costs and improve efficiency.

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

    In January 2002, the board of directors approved additional cost reduction initiatives aimed at further reducing operating costs. These included a second reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production for our product lines. All affected employees were terminated in January 2002 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of approximately $1.3 million in the first quarter of 2002. The total costs associated with the restructuring are expected to be paid by January 2003. These actions, combined with the October initiative, are expected to reduce the Company's operating expenses by approximately $16.0 million on an annualized basis beginning in the second quarter of 2002.

    In November 2002, the board of directors approved a reduction in work force of approximately 42 positions, or approximately 19% of its employment base. The Company expects to realize approximately $5.0 million to $6.5 million in annual savings and recorded a restructuring charge of approximately $0.3 million related to this reduction in the fourth quarter of 2002.

    All costs, with the exception of costs associated with ongoing legal claims, were paid by November 2003. Activity associated with the restructuring charges for the years ended December 31, 2002 and 2001 were as follows:

                                             Legal      Lease
                                Severance  and Other   Payments    Total
                                 -------    -------    -------    -------
      January 1, 2001            $  --      $  --      $  --      $  --
      Additions                      251        109        140        500
      Payments                      (172)       (22)       (22)      (216)
                                 -------    -------    -------    -------
      December 31, 2001               79         87        118        284
      Additions                    1,466        180       --        1,646
      Payments                    (1,203)      (115)      (118)    (1,436)
                                 -------    -------    -------    -------
      December 31, 2002          $   342    $   152    $  --      $   494
                                 =======    =======    =======    =======


    In January 2003, the board of directors approved additional reductions in workforce of 37 positions, or approximately 19% of the Company's employment base. The Company expects to realize approximately $4.0-5.0 million in annual savings and to take a restructuring charge of approximately $0.5 million related to these actions.

    In January 2003, the board of directors approved another reduction in workforce of approximately 46 positions, or approximately 24% of the Company's employment base. The Company expects to realize approximately $5.0 million in annual savings and to take a restructuring charge of approximately $1.3 million related to the salary and employment reduction.

    In March 2003, the board of directors approved another reduction in workforce of 12 positions and no restructuring charge.

17. LEGAL PROCEEDINGS

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

     On December 26, 2001, the Company filed a petition to vacate or modify the arbitration award in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida, in an action entitled Digital Lightwave, Inc. v. Seth P. Joseph, Case No. 01-9010C1-21. The Company filed an amended petition on December 26, 2001, following the corrected arbitration award. Subsequently, Mr. Joseph filed a cross-motion to confirm the arbitration award. On March 26, 2002, the Court denied the Company's petition to vacate the arbitration award, granted Mr. Joseph's cross-motion to confirm the award, and entered a judgment in favor of Mr. Joseph in the amount of $4.0 million including interest. On April 4, 2002 the Company posted a civil supersedeas bond in the amount of $4.8 million, which represents the amount of the judgment plus two times the estimated interest, to secure a stay of enforcement of the Circuit Court judgment pending the Company's appeal. In January 2003, the Company paid approximately $1.0 million into an escrow account for Seth Joseph's legal fees and interest on the balance recorded by the Company in 2002. The Company is appealing the decision and judgment of the Circuit Court. Briefing is complete at the appellate level and oral argument is set to occur in April, 2003. A final decision on this matter could be made by the end of the Company's second fiscal quarter. Upon motion by Mr. Joseph, the arbitrator issued a corrected award of attorney's fees, slightly adjusting the costs Mr. Joseph was to receive. Mr. Joseph has since filed a Petition to Confirm that corrected award. The Company filed a Cross-Motion to vacate or stay that award pending appeal. The Company has recorded an accrual of $5.6 million related to this arbitration as of December 31, 2002.

     In January 2002, an employee terminated as part of the Company's October 2001 restructuring initiatives, filed a lawsuit claiming the Company wrongly discharged the employee and has withheld payments due the employee. The suit did not seek a specified amount of damages, but did claim that the 2001 compensation plan presented to the employee in October 2001 unfairly lowered the employee's salary. The plaintiff sought attorneys' fees, interest and punitive damages. The matter was tried in the Superior Court of San Francisco in December of 2002. At trial, Plaintiff voluntarily dismissed two causes of action. Final judgment was rendered in favor of the Company on all but one limited claim.

     In July 2002, an employee terminated as part of the Company's January
2002 restructuring initiatives, filed a lawsuit claiming wrongful discharge. Plaintiff seeks damages in excess of $75,000. The Company has responded to the complaint and denied the substantive allegations therein. The Company intends to vigorously defend the action.

     In April 2003, CIT Technologies Corporation served the Company with a complaint commenced in Circuit Court for Pinellas County, Florida. This complaint was filed in connection with the non-payment of rents due for leased equipment under various capital leases between CIT and the Company. The complaint seeks, among other things, damages of in excess of $16.5 million as well as the return of all leased property. The Company disputes such amounts and is in discussion with CIT, along with its other creditors, in order to restructure its outstanding liabilities. There can be no assurances that such discussions will be successful.

     In February 2003, Micron Optics, Inc. commenced mediation proceedings in Atlanta, Georgia against the Company with the American Arbitration Association. The mediation was commenced in connection with the breach of contract, including non-payment of amounts due, under a Collaboration & Distribution Agreement between Micron and the Company. Micron is seeking damages in excess of $0.5 million. Pursuant to the agreement, if mediation is unsuccessful, the dispute would be submitted to binding arbitration. The Company is in discussion with Micron, along with its other creditors, in order to restructure its outstanding liabilities. There can be no assurance that such discussions will be successful.

     In March 2003, Jabil commenced an arbitration proceeding against the Company with the American Arbitration Association. The arbitration was commenced in connection with the non-payment of amounts due under a manufacturing agreement between Jabil and the Company. Jabil claims damages in excess of $6.7 million for unpaid invoices, termination charges and costs and charges relating to the cessation of manufacturing. Jabil also seeks recovery of interest, costs and expenses. The Company is in discussion with Jabil, along with its other creditors, in order to restructure its outstanding liabilities. There can be no assurances that such discussions will be successful.

     Numerous trade creditors have sent demand letters threatening legal proceedings if they are not paid. The Company is seeking to reach accommodations with such creditors.

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

                                                                         Quarter Ended
                                              ---------------------------------------------------------------------
                                               March 31,         June 30,        September 30,       December 31,
                                                 2002              2002               2002               2002
                                              ------------     -------------     ---------------     --------------
                                                             (in thousands, except per share data)
Net sales                                    $      6,299       $      4,214       $      4,556       $      2,754
Gross profit (loss)                          $      2,756       $     (4,156)      $      1,384       $     (8,941)
Operating loss                               $     (5,721)      $    (12,193)      $     (7,248)      $    (38,356)
Net loss                                     $     (5,547)      $    (12,025)      $     (7,137)      $    (38,831)
Basic loss per share(1)                      $      (0.18)      $      (0.38)      $      (0.23)      $      (1.24)
Diluted loss per share (1)                   $      (0.18)      $      (0.38)      $      (0.23)      $      (1.24)
Weighted average shares outstanding            31,308,798         31,356,470         31,372,818         31,406,365
Weighted average shares and equivalents
outstanding                                    31,308,798         31,356,470         31,372,818         31,406,365

                                                                         Quarter Ended
                                              ---------------------------------------------------------------------
                                               March 31,         June 30,        September 30,       December 31,
                                                 2001              2001               2001               2001
                                              ------------     -------------     ---------------     --------------
                                                              (in thousands, except per share data)
Net sales                                   $     34,418      $     34,517      $      8,404       $      5,441
Gross profit (loss)                         $     23,919      $     24,094      $      3,958       $       (801)
Operating income (loss)                     $     13,696      $     13,072      $    (11,140)      $    (14,367)
Net income (loss)                           $     12,979      $      9,323      $     (6,653)      $    (12,843)
Basic income (loss) per share(1)            $       0.43      $       0.30      $      (0.21)      $      (0.41)
Diluted income (loss) per share (1)         $       0.40      $       0.28      $      (0.21)      $      (0.41)
Weighted average shares outstanding           30,530,827        30,851,260        31,114,286         31,203,724
Weighted average sharesand equivalents
outstanding                                   32,204,030        32,731,565        31,114,286         31,203,724



--------------
(1) Earnings per share were calculated for each three-month period on a stand-alone basis. Earnings per share for each of the quarters ended from September 30, 2001 through December 31, 2002 do not include the impact of common stock equivalents as inclusion would be anti-dilutive.

    The Company's sales and operating results may fluctuate from quarter-to-quarter and from year-to-year due to the following factors: (i) announced capital expenditure cutbacks by customers within the telecommunications industry, (ii) limited number of major customers, (iii) the product mix, volume, timing and number of orders received from customers, (iv) the long sales cycle for obtaining new orders, (v) the timing of introduction and market acceptance of new products, (vi) success in developing, introducing and shipping product enhancements and new products, (vii) pricing changes by our competitors, (viii) the ability to enter into long term agreements or blanket purchase orders with customers, (ix) the ability to obtain sufficient supplies of sole or limited source components for products, (x) the ability to attain and maintain production volumes and quality levels for current and future products, and (xi) changes in costs of materials, labor and overhead. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not anticipate that its backlog at the beginning of each quarter will be sufficient to achieve expected revenue for that quarter. To achieve its revenue objectives, the Company expects that it will have to obtain orders during a quarter for shipment in that quarter. During 2002, the industry experienced a continued economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers.


19. SUBSEQUENT EVENTS (UNAUDITED)

    During the first quarter of 2003, the Company closed sales offices located in Brazil, Singapore, India and Australia as part of the restructuring efforts.

    On February 19, 2003, the Company accepted the resignation of Mark E. Scott as Executive Vice President, Finance, Chief Financial Officer and Secretary of the Company.

    Effective March 26, 2003 the building lease at 20 Research Place, Chelmsford, Massachusetts was reassigned to Tektronix, Inc.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Effective October 22, 2002, the Company dismissed PricewaterhouseCoopers LLP as the principal accountants to audit the Company's financial statements and engaged Grant Thornton LLP as the Company's new independent accountants.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following sets forth the names, ages, principal occupations for the periods indicated and other directorships of the executive officers and directors of the Company:


      NAME                                             AGE                        POSITION
      -----------------------------------------        ---         -------------------------------------
      James Green                                      52          President and Chief Executive
                                                                      Officer
      Mark E. Scott                                    49          Executive Vice President, Finance,
                                                                      Chief Financial Officer, Secretary
      Dr. Bryan J. Zwan (3)(4)                         55          Chairman
      Gerald A. Fallon (1)(2)(5)                       53          Director
      Dr. William F. Hamilton (1)(2)(3)(5)             63          Director
      Robert F. Hussey (2)(3)(4)(5)                    54          Director

      (1)  Member of the Audit Committee
      (2)  Member of the Compensation Committee
      (3)  Member of the Nominating Committee
      (4)  Member of the Executive Committee
      (5)  Member of the Restructuring Committee


    Jim Green was elected to the position of President and Chief Operating Officer on August 9, 2002. Mr. Green was the Company's Executive Vice President, Operations and Chief Operating Officer. Mr. Green joined Digital Lightwave in 1999. Previously, Mr. Green was Chief Executive Officer of Trillium Industries, since 1995. Mr. Green also served as Executive Vice President, Operations, for The MATCO Electronics Group from 1993 to 1995, and as Director, Worldwide Materials, for Memorex Telex Corporation from 1986 to 1993. Mr. Green is APICS Certified and also holds a CPM Certification.

    Mark E. Scott was elected to the position of Chief Financial Officer and Secretary by the Board of Directors in January 2002. The Board of Directors elected Mr. Scott to Executive Vice President and Chief Financial Officer in August 2002. Prior to joining the Company, Mr. Scott served as chief financial officer of Network Access Solutions Corporation and was the vice president, finance, and chief financial officer of Teltronics, Inc. Mr. Scott is a certified public accountant and holds a B.A. in accounting from the University of Washington. Effective February 19, 2003 Mr. Scott resigned from the Company.

    Dr. Bryan J. Zwan founded the Company in October 1990 and served as Chairman of the Board from its inception until July 1999. In addition, Dr. Zwan served as the Company's Chief Executive Officer from the Company's inception until December 31, 1998 and served as its President from inception until March 1996 and from October 1996 until December 31, 1998. Dr. Zwan was re-appointed as Chairman of the Board, Chief Executive Officer and President of the Company on January 23, 2002. On August 9, 2002, the Board of Directors accepted the resignation of Dr. Zwan as President and Chief Executive Officer of the Company. Dr. Zwan holds a Ph.D. in Space Physics from Rice University and B.S. degrees in Physics and Chemistry from the University of Houston. On October 23, 2001, as part of a settlement between Dr. Zwan and the SEC, the U.S. District Court for the Middle District of Florida entered a judgment prohibiting Dr. Zwan from violating certain "books and records" provisions of the federal securities laws, and imposing a civil penalty of $10,000. Pursuant to the settlement, the SEC dismissed, with prejudice, all allegations that Dr. Zwan had engaged in fraudulent conduct, and Dr. Zwan consented to the entry of the judgment without admitting or denying the SEC remaining allegations.

    Dr. William F. Hamilton has served as a director since 1997. He is the Landau Professor of Management and Technology at the Wharton School of the University of Pennsylvania and has been a professor at the University of Pennsylvania since July 1967. He is also a director of NovaDel Corporation and Neose Technologies, Inc.

    Mr. Robert F. Hussey was appointed by the Board to serve as a director on August 23, 2000. Mr. Hussey was President and CEO of Metro Vision of North America, Inc., a niche cable television company, from February 1991 until April 1997, when it merged with York Hannover Health Care, Inc. Mr. Hussey has been a director of Digital Data, Inc. since November 1997, Nur Macroprinters, Ltd. since December 1997, New World Power Corporation since October 2000, and H.C. Wainright and Company, Inc. since July 2001.

Mr. Hussey is also on the board of advisors for Kaufmann Fund since December 1996 and Argentum Capital Partners, I and II since June 1990. He is also a member of the Board of Regents for Georgetown University.

    Mr. Gerald A. Fallon was nominated by Dr. Bryan J. Zwan and elected to the Board by the stockholders at the 2000 Annual Meeting of Stockholders. Mr. Fallon served as Executive Vice President and Manager of Capital Markets of KeyBank, NA and Senior Managing Director of Capital Markets for McDonald Investments, Inc., a wholly owned subsidiary of KeyCorp, until he retired in March 2001. Additionally, Mr. Fallon currently serves on the Board of Directors of Park View Federal Savings Bank.

ITEM 11.   EXECUTIVE COMPENSATION

     The following table shows, for the year ended December 31, 2002, the cash and other compensation awarded to, earned by or paid to Mr. Green and each other executive officer who earned in excess of $100,000 for all services in all capacities (the "Named Executive Officers"):

                                                                                                  LONG-TERM
                                                     ANNUAL COMPENSATION                        COMPENSATION
                                                     -------------------                        ------------
                                                                            OTHER ANNUAL    SECURITIES UNDERLYING     ALL OTHER
                                                     SALARY       BONUS     COMPENSATION        OPTIONS/SARS        COMPENSATION
NAME AND PRINCIPAL POSITION                YEAR        $            $          ($)(1)                (#)               ($)(2)
---------------------------                ----        -            -          ------                ---               ------
James Green (3)                            2002    $221,864    $     -      $      -              $      -              $     -
     President and Chief Executive         2001     182,674          -             -               108,000                    -
     Officer                               2000     137,513      5,000             -                13,500                    -

Dr. Bryan J. Zwan (4)                      2002           -          -             -                     -                    -
     Chairman of the Board,                2001           -          -             -                     -                    -
     President and Chief Executive         2000           -          -             -                     -                    -
     Officer

Gerry Chastelet (5)                        2002      26,129          -       477,000(9)                  -                  212
     Chairman of the Board,                2001     302,849          -             -               250,000               23,250
     President and Chief Executive         2000     293,574     50,000             -                25,000               23,250
     Officer

Mark E. Scott (6)                          2002     195,225          -             -                     -                2,925
     Executive Vice President,             2001           -          -             -                     -                    -
     Finance, Chief Financial Officer      2000           -          -             -                     -                    -
     and Secretary

George Matz (7)                            2002      26,813          -       100,001(9)                  -                  265
     Executive Vice President              2001     252,420          -             -               108,000               17,250
     and General Manager,                  2000     243,740     50,000             -                16,750               17,250
     Portable Products Division

Dr. Glenn Dunlap (8)                       2002     171,006          -             -                     -                    -
     Chief Strategy Officer                2001     155,903          -             -               108,000                    -
                                           2000           -          -             -                     -                    -


(1) As permitted by the rules of the SEC, this column excludes perquisites and other personal benefits for the Named Executive Officers if the total incremental cost in a given year did not exceed the lesser of $50,000 or 10% of the total combined salary and bonus.

(2) "All Other Compensation" includes the following accruals for or contributions to various plans by the Company in favor of the Named Executive Officers for the fiscal year ending December 31, 2001: (i) 401(k) plan matching contributions for Mr. Chastelet--$5,250, Mr. Grant--$4,632 and Mr. Matz--$5,250; and (ii) automobile allowance for Mr. Chastelet--$18,000 and Mr. Matz--$12,000.

(3) Became President and Chief Executive Officer of the Company effective August 9, 2002.

(4) Served as President and Chief Executive Officer of the Company from January 23, 2002 to August 9, 2002. Dr. Zwan did not receive any salary, bonus or stock options during his tenure as President and Chief Executive Officer of the Company.

(5) Resigned effective January 23, 2002.

(6) Resigned effective February 19, 2003.

(7) Became an executive consultant to the Company effective January 29, 2002.

(8) Became an executive consultant to the Company effective January 17, 2003.

(9) Severance paid to the employee based on employment agreements.


STOCK OPTION GRANTS AND EXERCISES IN LAST FISCAL YEAR

     The following table sets forth information concerning stock options awarded to each of the Named Executive Officers during 2002. All such options were awarded under the Company's 2001 and 1996 Stock Option Plan.

                                                                                                    POTENTIAL REALIZABLE
                             NUMBER OF         PERCENT OF                                             VALUE AT ASSUMED
                             SECURITIES      TOTAL OPTIONS                                          ANNUAL RATES OF STOCK
                             UNDERLYING        GRANTED TO        EXERCISE OR                       PRICE APPRECIATION FOR
                              OPTIONS         EMPLOYEES IN        BASE PRICE       EXPIRATION          OPTION TERM(1)
NAME                          GRANTED         FISCAL YEAR       ($ PER SHARE)         DATE              5%          10%
----                          -------         -----------       -------------         ----              --          ---
James Green                 250,000 (7)           3.96 %           $ 1.42           08/07/08       $ 120,734    $ 273,904
Dr. Bryan J. Zwan(2)              -                  -                  -                  -               -            -
Gerry Chastelet (3)               -                  -                  -                  -               -            -
Mark E. Scott (4)            75,000 (8)           1.19               7.22           01/16/08         184,162      417,800
                            200,000 (7)           3.17               1.42           08/07/08          96,587      219,123
George Matz (5)                   -                  -                  -                  -               -            -
Dr. Glenn Dunlap (6)        200,000 (7)           3.17               1.42           08/07/08          96,587      219,123

(1) Potential realizable value is based on the assumption that the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These numbers are calculated based on the requirements of the SEC and do not reflect the Company's estimate of future price growth.

(2) Dr. Zwan did not receive any stock options during his service as President and Chief Executive Officer from January 23, 2002 to August 9, 2002.

(3)  Mr. Chastelet resigned effective January 23, 2002.

(4)  Mr. Scott resigned effective February 19, 2003

(5) Mr. Matz became an executive consultant to the Company for the period January 29, 2002 to August 15, 2002.

(6) Dr. Dunlap became an executive consultant to the Company effective January 17, 2003.

(7) Vesting schedule for this grant is: 1/12th of total shares granted shall vest each quarter for 12 quarters after the date of grant.

(8) Vesting schedule for this grant is: 1/3rd of total shares granted shall vest one (1) year after date of grant; 1/3rd of total shares granted shall vest (2) years after date of grant; and 1/3rd of total shares granted shall vest three (3) years after date of grant.


                                                              Number of Securities              Value of Unexercised
                                                             Underlying Unexercised           In-the-Money Options At
                             Shares                        Options At Fiscal Year-End          Fiscal Year-End($)(1)
                          Acquired on        Value         --------------------------          ----------------------
Name                      Exercise(#)      Realized      Exercisable      Unexercisable      Exercisable   Unexercisable
----                      -----------      --------      -----------      -------------      -----------   -------------

James Green                     -             -            101,001           303,833               -             -
Dr. Bryan J. Zwan(2)            -             -                  -                 -               -             -
Gerry Chastelet (3)             -             -            330,357                 -               -             -
Mark E. Scott (4)               -             -             16,666           258,334               -             -
George Matz (5)                 -             -            101,258                 -               -             -
Dr. Glenn Dunlap (6)            -             -             49,998            83,332               -             -



(1) Values shown in these columns reflect the difference between the closing price of $ 1.2300 on December 31, 2002 and the exercise price of the options and does not included the federal and state taxes due upon exercise.

(2) Dr. Zwan did not receive any stock options during his service as President and Chief Executive Officer from January 23, 2002 to August 9, 2002.

(3)  Mr. Chastelet resigned effective January 23, 2002.

(4)  Mr. Scott resigned effective February 19, 2003

(5) Mr. Matz became an executive consultant to the Company for the period January 29, 2002 to August 15, 2002.

(6) Dr. Dunlap became an executive consultant to the Company effective January 17, 2003

STOCK PURCHASE PLAN

    On August 25, 1997, the Board approved the Stock Purchase Plan whereby 300,000 shares of Common Stock were reserved for issuance and purchase by employees of the Company to assist them in acquiring a stock ownership interest in the Company and to encourage them to remain employees of the Company. The Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and permits eligible employees to purchase shares of Common Stock at a discount through payroll deductions during specified three month offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year or 1,500 shares of Common Stock in any one offering period. The Stock Purchase Plan is administered by an Administrative Committee appointed by the Board and provides generally that the purchase price must not be less than 85% of the fair market value of the Common Stock on the first or last day of the offering period, whichever is lower. On May 20, 2002 the shareholders of the Company approved and amendment to the Employee Stock Purchase Plan that increased the number of shares of Common Stock authorized for issuance thereunder by an additional 300,000 shares. As of December 31, 2002, 313,161 shares have been purchased under the Stock Purchase Plan.

EMPLOYMENT AGREEMENTS AND SEVERANCE ARRANGEMENTS

    The Company entered into a letter agreement dated as of December 31, 1998 with Gerry Chastelet, the Company's former Chairman of the Board, Chief Executive Officer and President (the "Chastelet Agreement"). The Chastelet Agreement provides for: (1) employment at will; (2) an annual salary of $275,000; (3) a $150,000 signing bonus payable over two years; and (4) a performance bonus of up to 50% of his base salary to be paid based on 80% quantitative and 20% qualitative criteria to be established by the Company's Board of Directors. In addition, the Company granted to Mr. Chastelet stock options to purchase 600,000 shares of Common Stock at an exercise price of $2.313 per share, of which 100,000 stock options vest after each six months of employment. In the event of a "change in control" (as such term is defined in the Chastelet Agreement), Mr. Chastelet's unvested options will vest.

    On January 23, 2002, Mr. Chastelet resigned from the Company. Under the terms of the Chastelet Agreement, Mr. Chastelet received the following severance arrangement: (1) a severance payment equal to one and on half (1.5) times Mr. Chastelet's annual base salary; (2) life, disability, accident and group health insurance benefits for Mr. Chastelet (and his dependents) for a period of one
(1) year; (3) all stock options, warrants, rights and other Company stock-related awards granted to Mr. Chastelet, to the extent vested, shall remain exercisable for the lesser of the one (1) year period following his resignation or the maximum period permissible under accounting regulations governing business combinations; and (4) the Company shall pay or reimburse Mr. Chastelet for any and all reasonable expenses incurred by Mr. Chastelet for outplacement services.

    The Company entered into a letter agreement dated as of April 13, 1998 and an addendum to the letter agreement dated February 9, 1999 with George J. Matz, the Company's former Executive Vice President and General Manager, Portable Products Division (the "Matz Agreements"). The Matz Agreements provide for: (1) employment at will; (2) an annual salary of $225,000; (3) a $150,000 sign-on bonus payable over three years; and (4) a performance bonus of at least 20% of Mr. Matz's base salary for the first year. In addition, the Company granted to Mr. Matz stock options to purchase 300,000 shares of Common Stock at an exercise price of $4.4375 per share, of which 75,000 stock options vested each on November 19, 1998 and on December 31, 1999, and 75,000 vest on each of the second and third of his employment anniversary dates. In the event of a "change in control" (as such term is defined in the Matz Agreement), Mr. Matz's unvested options will vest.

    On January 28, 2002, Mr. Matz resigned from the Company and entered into with the Company a new letter agreement pursuant to which all prior agreements between Mr. Matz and the Company were terminated. Under the terms of the new letter agreement and in settlement of all claims under his old employment terms and employment letters, Mr. Matz is entitled to the following: (1) in exchange for serving as an Executive Consultant from January 29, 2002 to August 15, 2002, Mr. Matz will receive $8,833.33 per month; (2) an additional payment of $42,584 on August 15, 2002; (3) a payment of $100,000 on January 15, 2003; (4) a payment of $100,000 on January 15, 2004; (5) life, disability, accident and group health insurance benefits for Mr. Matz (and his dependents) until December 31, 2003; and (6) all stock options, warrants, rights and other Company stock-related awards granted to Mr. Matz, to the extent vested as of August 15, 2002 shall remain exercisable for the lesser of a one (1) year period beginning on August 15, 2002 or the maximum period permissible under the accounting regulations governing business combinations following the date of August 15, 2002.

    Effective as of January 16, 2002, the Company entered into a letter agreement dated December 26, 2001 with Mark E. Scott, the Company's former Vice President of Finance, Chief Financial Officer (the "Scott Agreement"). The Scott agreement provides for: (1) employment at will; (2) an annual salary of $170,000; and (3) a performance bonus of up to 20% of Mr. Scott's base salary. Additionally, the Company granted to Mr. Scott stock options to purchase 75,000 shares of Common Stock at an exercise price of $7.22 per share of which 25,000 vest on each of the first, second, and third employment anniversary dates.

    On February 19, 2003, Mr. Scott resigned from the Company. Mr. Scott received the following severance arrangement: (1) a severance payment equal to three (3) months salary, payable over three months; (2) group health insurance benefits for a period of three (3) months; and (3) all stock option grants, to the extent vested, shall remain exercisable until August 17, 2003.

    The Company entered into a letter agreement dated as of October 13, 1999 as modified by letters dated February 18, 2000 and June 3, 1999 with James Green, the Company's Chief Operating Officer (the "Green Agreements"). The Green Agreements provide for: (1) an annual salary of $130,000; (2) a performance bonus of $5,000 based on fourth quarter 1999 revenues; and (3) relocation expenses for up to one (1) year of temporary living expenses and realtor costs not to exceed $20,000. In addition, the Company granted to Mr. Green stock options to purchase 50,000 shares of Common Stock at an exercise price of $7.625 per share of which one-third vests on each of the three anniversaries following the date of grant.

    The Company entered into a letter agreement dated as of February 22, 2001 as modified by a letter dated July 27, 2001 with Dr. Glenn Dunlap, the Company's Chief Strategy Officer (the "Dunlap Agreements"). The Dunlap Agreements provide for: (1) an annual salary of $190,000; (2) eligibility to participate in an Executive Bonus Program of up to 40% of Dr. Dunlap's annual salary; and (3) temporary living expenses for up to one (1) year. In addition, the Company granted to Dr. Dunlap stock options to purchase 65,000 shares of Common Stock at an exercise price of $27.4375 per share of which one-third vests on each of the three anniversaries following the date of grant.

    Effective January 17, 2003, Dr. Dunlap resigned from the Company and on February 28, 2003 entered into an agreement with the Company pursuant to which all prior agreements between Dr. Dunlap and the Company were terminated. Under the terms of the new agreement and in settlement of all claims under the Dunlap Agreements, Dr. Dunlap is entitled to the following: (1) $20,000 payable at a rate of $3,333 per month until paid in full; (2) in exchange for serving as an Executive Consultant commencing on January 17, 2003 and terminating on August 17, 2003, Dr. Dunlap will receive $31,666.67 per month. Under certain circumstances, including but not limited to a change of control of the Company or bankruptcy, the unpaid portion of the consulting agreement becomes immediately due and payable; and (3) all stock options, warrants, rights and other Company stock-related awards granted to Dr. Dunlap, to the extent vested as of August 17, 2003 shall remain exercisable for the lesser of a one (1) year period beginning on August 16, 2003 or the maximum period permissible under the accounting regulations governing business combinations following the date of August 16, 2003. In the event of a change of control of the Company or a letter of intent associated with a change of control prior to August 16, 2003, all options will immediately vest and be exercisable by Dr. Dunlap.

    On October 18, 1999, the Company entered into an addendum to the existing employment agreements with Messrs. Chastelet, Grant and Matz. On June 9, 2000, the Company entered into an addendum to the existing employment agreements with Mr. Green. On October 2, 2001, the Company entered into an addendum to the existing employment agreements with Dr. Dunlap. Each addendum contains a non-compete clause that is more restrictive than any provision previously applicable to such executives. The addenda also provide for severance payments of up to two years base salary and bonus and acceleration of all stock options following involuntary termination upon a change of control.

    On August 9, 2002 the Company entered into an addendum to the existing employment agreements with Messrs. Green and Scott, This addendum modifies / provides for severance payments ranging from three (3) months to nine (9) months based on length of service, upon a termination within one year of a change in control of the Company.

    In connection with option grants to Messrs. Chastelet, Grant, Matz and Green authorized by the Company's Compensation Committee, on February 27, 2001, the Company entered into an addendum to the existing employment agreements with Messrs. Chastelet, Grant, Matz and Green. The addenda provide that each executive will waive any purported right of or claim with respect to, acceleration of the February 2001 Options (or any other future option).

    On January 23, 2003, Robert Hussey, a director of the Company was appointed Strategic Restructuring Advisor. Mr. Hussey was granted 100,000 options and will receive a monthly service fee of $15,000 for a minimum of twelve (12) months.

SECTION 401(K) PLAN

    In 1997, the Company adopted a 401(k) Salary Savings Plan (the "401(k) Plan") covering the Company's full-time employees located in the United States. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($11,000 in 2002 or $12,000 for employees 50 years or older) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants in the 401(k) Plan. Currently, the Company matches the first 6% of such voluntary contributions at 50% of the amount contributed by the employee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee consists of Messrs. Fallon, Hamilton and Hussey. All such persons are employee directors and none were former officers of the Company. On January 23, 2003, Robert Hussey, a director of the Company was appointed Strategic Restructuring Advisor. During 2002, none of the Company's executive officers served on the compensation committee or board of directors of any entities whose directors or officers serve on the Company's Compensation Committee or Board of Directors.

COMPENSATION OF DIRECTORS

    During 2002, directors of the Company who are not officers or employees of the Company did not receive fees for Board and committee meetings. Beginning January 2003, directors of the Company who are not officers or employees of the Company will receive fees for Board and committee meetings. Directors receive an annual service fee of $25,000 with $1,000 for each director or committee meeting attended in person and $500 for each telephonic meeting. Directors who act as committee chairman will receive an additional $12,500 annual stipend. All Directors are reimbursed for travel and other expenses relating to attendance at meetings of the Board or committees. Under the 2001 Option Plan, independent directors are also eligible to receive stock options in consideration for their services. Each independent director received options for 25,000 shares of common stock during 2003. Dr. Bryan Zwan does not receive any compensation for serving on the Board of Directors. On January 23, 2003, Robert Hussey, a director of the Company was appointed Strategic Restructuring Advisor. Mr. Hussey was granted 100,000 options and will receive a monthly service fee of $15,000 for a minimum of twelve (12) months.


         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

    The overall goal of the Compensation Committee is to develop compensation policies and practices that encourage and reward executive efforts to create stockholder value through achievement of corporate objectives, business strategies and performance goals. This is accomplished by blending cash and equity compensation and by aligning the interests of executives with those of stockholders generally.

    The Compensation Committee (the "Compensation Committee") recommends to the Board compensation for the Company's officers and directors and oversees the administration of the Company's employee stock option and stock purchase plans. All decisions of the Compensation Committee relating to compensation of the Company's executive officers are reviewed and approved by the entire Board.

COMPENSATION POLICY

    The Company's executive compensation policy is designed to establish an appropriate relationship between executive pay and the Company's annual performance, its long-term growth objectives and its ability to attract and retain qualified executive officers. The Compensation Committee attempts to achieve these goals by integrating on an individualized basis competitive annual base salaries with stock options through the Company's stock option plan and otherwise. The Compensation Committee believes that cash compensation in the form of salary and bonus provides the Company's executives with short term rewards for success in operations, and that long term compensation through the award of stock options better coordinates the objectives of management with those of the stockholders with respect to the long term performance and success of the Company. The Compensation Committee generally takes into consideration a variety of subjective and objective factors in determining the compensation package for executive officers, including how compensation compares to that paid by competing companies and the responsibilities and performance by each executive and the Company as a whole. In making its determinations, the Compensation Committee attempts to address the unique challenges which are present in the telecommunications industry in which the Company competes against a number of public and private companies with respect to attracting and retaining executives and other key employees.

    The Compensation Committee has relied heavily on the equity/option position of executives as an important mechanism to retain and motivate executives and key employees while at the same time aligning the interests of the executives with the interests of the stockholders generally. The Compensation Committee believes that option grants are instrumental in motivating employees to meet the Company's future goals. By working to increase the Company's value, one of the Company's primary performance goals is met and the executives are likewise compensated through option value.

    Section 162(m) of the Internal Revenue Code limits the Company's deduction in any one fiscal year for federal income tax purposes to $1 million per person with respect to the Company's Chief Executive Officer and its four (4) other highest paid executive officers who are employed on the last day of the fiscal year unless the compensation was not otherwise subject to the deduction limit. Certain performance-based compensation is not included in this $1 million limitation. Stock options with an exercise price equal to 100% of the fair market value at the time of grant may qualify for exclusion from this limitation if the plan under which they are granted meets certain conditions. However, because the net cost of compensation, including its deductibility, is weighed by the Compensation Committee against many factors in determining executive compensation the Compensation Committee may determine that it is appropriate and in the best interests of the Company to authorize compensation that is not deductible, whether by reason of Section 162(m) or otherwise.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

    In setting compensation levels for the Chief Executive Officer, the Compensation Committee reviews competitive information reflecting compensation practices for similar technology companies and examines the Chief Executive Officer's performance relative to the Company's overall financial results. The Compensation Committee also considers the Chief Executive Officer's achievements against pre-established objectives and determines whether the Chief Executive Officer's base salary, target bonus, option grants and target total compensation approximate the competitive range of compensation for chief executive officer positions in the technology industry. In establishing his compensation, the Compensation Committee reviews the Chief Executive Officer's performance and compares it with chief executive officers of similar technology companies.

    The Company hired Mr. Chastelet on December 31, 1998 to serve as President and Chief Executive Officer. The Company entered into an employment agreement with Mr. Chastelet which provided for an annual base salary of $275,000. Subsequent to this, Mr. Chastelet received raises to $300,000 annual base salary on April 1, 2000 and to $318,012 annual base salary on April 1, 2001. In October, 2001, as part of Company-wide cost cutting measures, Mr. Chastelet took a 20% pay reduction to $254,400 annual base. Mr. Chastelet resigned effective January 23, 2002. Overall, Mr. Chastelet's base and incentive compensation were below the median compensation for technology companies, but within the competitive range.

    Effective January 23, 2002, Dr. Zwan was appointed President and Chief Executive Officer of the Company. On August 9, 2002, Dr. Zwan resigned as President and Chief Executive Officer of the Company. Dr. Zwan elected not to receive any compensation for his services as President and Chief Executive Officer.

    On August 9, 2002, the Company appointed its Chief Operating Officer, Mr. Green to serve as President and Chief Executive Officer. The Company entered into an employment agreement with Mr. Green which provided for an annual base salary of $300,000. In January, 2003, as part of Company-wide cost cutting measures, Mr. Green took a 50% pay reduction to $150,000 annual base salary. During 2002, Mr. Green received a stock option to purchase 250,000 shares of Common Stock at an exercise price of $1.42. These options vest quarterly over a three-year period. Overall, Mr. Green's base and incentive compensation were below the median compensation for technology companies, but within the competitive range.

COMPENSATION ARRANGEMENTS GENERALLY

    Overall, the Compensation Committee believes that the compensation arrangements for the Company's executives serve the long term interests of the Company and its stockholders and that the equity/option positions of executives are an important factor in retaining and attracting key executives. The Compensation Committee intends to continue to review and analyze its policies in light of the performance and development of the Company and the environment in which it competes for executives and to retain outside compensation consultants from time to time to assist the Compensation Committee in such review and analysis.

                                        Submitted by the Compensation Committee
                                        of the Board of Directors



                                        Robert F. Hussey, Chairman
                                        Gerald A. Fallon
                                        Dr. William Hamilton

    The foregoing report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference the Proxy Statement into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.


                      COMPARISON OF CUMULATIVE TOTAL RETURN

        AMONG DIGITAL LIGHTWAVE, INC., THE NASDAQ TOTAL RETURN INDEX, AND
                         THE NASDAQ NON-FINANCIAL INDEX

                                 [GRAPH OMITTED]

                             2/7/97         12/31/98          12/31/99          12/31/00         12/31/01          12/31/02
                             ------         ---------         ---------         --------         ---------         --------

Digital Lightwave, Inc.    $100.00          $18.41            $509.44           $252.23          $74.66            $9.79

NASDAQ Total Return        $100.00          $163.99           $304.15           $183.10          $145.26           $100.43

NASDAQ Non-Financial       $100.00          $163.56           $320.66           $186.88          $142.90           $93.43



    The above graph assumes that $100.00 was invested in the Common Stock and in each index on February 7, 1997, the effective date of the Company's initial public offering. Although the Company has not declared a dividend on its Common Stock, the total return for each index assumes the reinvestment of dividends. Stockholder returns over the period presented should not be considered indicative of future returns. The foregoing graph shall not be deemed incorporated by reference by any general statement incorporating by reference the Proxy Statement into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 15, 2003 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) all of the executive officers named in the Summary Compensation Table (the "Named Executive Officers"), and (iv) all directors and executive officers of the Company as a group. To the knowledge of the Company, except as noted in the footnotes below, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

                                                                          SHARES BENEFICIALLY
                                                                                 OWNED(1)
                                                                                 --------
      NAME                                                                 NUMBER       PERCENT
      ----                                                                 ------       -------

      Dr. Bryan J. Zwan (2)(3)                                           18,183,750        57.9%
      Gerry Chastelet (4)                                                     5,158          *
      George Matz                                                                 -          *
      James Green (5)                                                       176,287          *
      Mark Scott (6)                                                         62,166          *
      Dr. Glenn Dunlap (7)                                                  116,666          *
      Dr. William F. Hamilton (8)                                            76,415          *
      Gerald A. Fallon (9)                                                   88,749          *
      Robert F. Hussey (10)                                                  88,748          *
                                                                         ----------        ----
      All executive officers and directors as a group (9 persons)        18,797,939        59.9%

    *Less than one percent

    (1)Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 15, 2003 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

    (2)Includes 18,183,750 shares beneficially owned by Dr. Bryan J. Zwan or through affiliates controlled by Dr. Zwan, principally, ZG Nevada Limited Partnership. Dr. Zwan's address is c/o Orrick, Herrington & Sutcliffe LLP, 1000 Marsh Road, Menlo Park, California 94025, Attn: Robert E. Freitas.

    (3)Includes 6,665,000 shares that are subject to forward sale agreements and pledge agreements as to which Dr. Zwan has voting, but not dispositive power.

    (4)Consists of 5,158 shares of Common Stock. Mr. Chastelet resigned from the Company effective January 23, 2002.

    (5)Consists of 287 shares of Common Stock and 176,000 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2003.

    (6)Consists of 3,833 shares of Common Stock and 58,333 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2003.

    (7)Consists of 116,666 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2003.

    (8) Consists of 76,415 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2003.

    (9) Consists of 88,749 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2003.

    (10) Consists of 88,748 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of March 15, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On March 29, 2000, the SEC filed a complaint in the U.S. District Court for the Middle District of Florida alleging that Dr. Bryan Zwan, then a director of the Company, and currently the Chairman of the board of directors of the Company, violated Sections 17(a)(1), 17(a)(2),and 17(a)(3) of the Securities Act of 1933, as amended (the "Securities Act"), Section 10(b) of the Exchange Act, and Rules 10b-5 and 13b2-2 thereunder, and that he aided and abetted the Company's alleged violations of Sections 13(a) and 13(b)(2) of the Exchange Act, and Rules 13a-13 and 12b-20 thereunder. On October 23, 2001, as part of a settlement between Dr. Zwan and the SEC, the U.S. District Court for the Middle District of Florida entered a judgment prohibiting Dr. Zwan from violating certain "books and records" provisions of the federal securities laws, and imposing a civil penalty of $10,000. Pursuant to the settlement, the SEC dismissed, with prejudice, all allegations that Dr. Zwan had engaged in fraudulent conduct, and Dr. Zwan consented to the entry of the judgment without admitting or denying the SEC remaining allegations. Pursuant to the indemnification provisions of the Company's Bylaws, the Company paid the legal fees and costs incurred by Dr. Zwan in defending the litigation. In connection with this indemnification, to date the Company has paid approximately $1,302,192.

    In 2001, James Green, the current chief executive officer of the Company borrowed $200,000 from the Company. This note accrues interest at the prime rate plus one percent (1.0%) with the principal sum and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of the borrower's stock holdings or on the date of termination of the borrower's employment with the Company. This note is collateralized by the borrower's stock holdings in the Company and future cash bonuses which may become payable.

    In April 2002, James Green, the current chief executive officer of the Company borrowed $175,000 from the Company. On April 12, 2002, this borrowing was combined with a previous note of $200,000 plus accrued interest of approximately $16,000 into one note with a principal balance of approximately $391,000, which is classified in notes receivable. This note accrues interest at 8.0% with the principal and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of the officer's stock holdings or on the date of termination of the officer's employment with the Company. This note is collateralized by the chief executive officer's stock holdings in the Company, future cash bonuses which may become payable and a second lien on the officer's residence. As of December 31, 2002, the outstanding balance, reflecting a voluntary prepayment of $25,000 made during the fourth quarter of 2002, was approximately $366,000 with accrued interest of approximately $18,000.

    On January 23, 2003, Robert Hussey, a director of the Company was appointed Strategic Restructuring Advisor. Mr. Hussey was granted 100,000 options and will receive a monthly service fee of $15,000 for a minimum of twelve (12) months

    On February 14, 2003, the Company borrowed $800,000 from Optel, LLC, an entity controlled by Digital's majority shareholder and current chairman of the board of directors, Dr. Bryan Zwan ("Optel") pursuant to a Secured Promissory Note (the "First Note"). On February 26, 2003, Digital borrowed an additional $650,000 from Optel pursuant to a second Secured Promissory Note (the "Second Note"). On February 28, 2003, Digital borrowed an additional $961,710 from Optel pursuant to a third Secured Promissory Note (the "Third Note" and collectively with the First Note and the Second Note, the "Optel Notes"). The Optel Notes bear interest at an annual rate of 10%, are secured by a first priority security interest in substantially all of the assets of the Company pursuant to the Second Amended and Restated Security Agreement, dated as of February 28, 2002, and may be prepaid at any time. On March 5, 2003 the Company repaid the entire balance due under the Third Note.

    On March 28, 2003, the Company borrowed $450,000 from Optel, LLC, an entity controlled by the Company's majority shareholder and current chairman of the board of directors, Dr. Bryan Zwan pursuant to a Secured promissory Note (the "Fourth Note"). The Fourth Note bears an annual interest rate of 10%, and is secured by a first priority security interest in substantially all of the assets of the Company pursuant to the Third Amended and Restated Security Agreement, dated as of March 28, 2003, and may be repaid at any time.

    On April 2, 2003, the Company borrowed $60,000 from Optel, LLC, and entity controlled by the Company's majority shareholder and current chairman of the board of directors, Dr. Bryan Zwan pursuant to a Secured promissory Note (the "Fifth Note"). The Fifth Note bears an annual interest rate of 10%, and is secured by a first priority security interest in substantially all of the assets of the Company pursuant to the Fourth Amended and Restated Security Agreement, dated as of April 2, 2003.

    On April 15, 2003, the Company received a commitment from Optel, LLC, an entity controlled by the Company's majority shareholder and current chairman of the board of directors, Dr. Bryan Zwan, for the provision of a $10.0 million credit facility secured by substantially all of the Company's assets, which will supplement the $1.96 million already extended by Optel.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them by others within the Company so that we are able to record, process, summarize and disclose such information in the reports we file with the SEC within the time periods specified in the SEC's rules and forms.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                                     PART IV

ITEM 15.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

    (a)(1)  Index to Consolidated Financial Statements.

         See the Index included in Item 8 on page 35 of this Form 10-K.

    (2)  Financial Statement Schedule

         See the Index included in Item 8 on page 35 of this Form 10-K.

     (3) Exhibits.
                         INDEX TO EXHIBITS
                         -----------------

  Exhibit No.        Description
----------------     --------------------------------------------------------------------------------------------------------
3.01(1)          -   Certificate of Incorporation of the Company.
3.02(11)         -   Amendment to Certificate of Incorporation of the Company dated June 21, 2002.
3.03(11)         -   Amended and Restated By-laws of the Company dated June 21, 2002.
4.01(1)          -   Specimen Certificate for the Common Stock.
10.01(1)*        -   Form of Indemnification Agreement between the Company and officers and directors of the Company.
10.02(1)         -   Digital Lightwave, Inc. 1996 Stock Option Plan.
10.03(3)         -   Digital Lightwave, Inc. Employee Stock Purchase Plan.
10.04(2)         -   Lease Agreement, dated September 26, 1997, between the Company and Monmouth/Atlantic Realty Associates.
10.05(3)         -   L.P. Lease Agreement, dated January 9, 1998, between the Company and Orix Hogan-Burt Pinellas Venture.


10.06(3)         -   First Lease Amendment, dated February 18, 1998, between the Company and Orix Hogan-Burt Pinellas
10.07(3)         -   First Lease Amendment, dated September 25, 1997, between the Company and Monmouth/Atlantic Realty
10.08(3)         -   Second Lease Amendment, dated February 23, 1998, between the Company and Monmouth/Atlantic Realty
10.09(3)*        -   Executive Employment Agreement, dated February 27, 1998, between the Company and Steven H. Grant.
10.10(4)*        -   Letter Agreement dated as of December 31, 1998 between the Company and Gerry Chastelet.
10.11(4)*        -   Letter Agreement dated April 13, 1998 and addendum thereto dated February 9, 1999 between the Company and George J. Matz.
10.12(4)         -   Form of Stock Purchase Agreement, dated March 31, 1999, between the Company and certain Purchasers,
10.13(6)*        -   Form of Addenda to Employment Agreements of certain employees dated October 18, 1999 and June 9, 2000.
10.14(5)         -   Memorandum of Understanding between Dr. Bryan J. Zwan and the Company.
10.15(7)*        -   2001 Stock Option Plan.
10.16(8)*        -   Promissory Note issued to the Company by James Green.
10.17 (8)        -   Form of Distributor Agreement.
10.18(8)*        -   Form of Letter Agreement entered into on February 27, 2001 with executive officers with respect to
10.19(8)*        -   Letter Agreement between the Company and James Green dated October 13, 1999
10.20(8)*        -   Addendum to Letter Agreement between the Company and James Green dated February 18, 2000.
10.21(8)         -   Loan and Security Agreement by and between Congress Financial Corporation (Florida) and the Company.
10.22(9)*        -   Form of Senior Executive Agreement.
10.23(9)*        -   Form of Executive Severance Agreement.
10.24(10)        -   Manufacturing contract agreement between the Company and Jabil Circuit Inc. dated December 30, 2001.
10.25(10)*       -   Letter Agreement dated January 23, 2002 between the Company and Gerry Chastelet.
10.26(10)*       -   Settlement of Employment Terms and Employment Letters dated January 28, 2002 between the Company and
                     George J. Matz.
10.27(11)        -   Revolving Credit and Security Agreement between the Company and Wachovia Bank.
10.28(11)        -   Form of Revolving Credit Note issued to Wachovia Bank.
10.29(11)*       -   Agreement between Jim Green and the Company.
10.30(11)        -   Civil Supersedeas Bond filed in the circuit Court of the Sixth Judicial Circuit in and for the State
10.31(12)*       -   Amended and Restated Promissory Note between Jim Green and the Company.
10.32(13)*       -   Amendment to 1997 Employee Sock Purchase Plan.
10.33(14)*       -   Amendment to 2001 Stock Option Plan.
10.34(15)        -   Lease for 20 Research Place for the Company's Chelmsford, Massachusetts facility.
10.35(15)        -   Master Equipment Lease Agreement by and between Digital Lightwave, Inc. and CIT Technologies
                     Corporation dated October 15, 1999 and related Master
                     Equipment Lease Agreement Schedules dated as of August 15,
                     2002 and October 31, 2002.
10.36*+          -   Letter agreement, dated February 19, 2003, between the Company and Mark E. Scott.
10.37*+          -   Settlement of Employment Agreement and Executive Consulting Agreement, dated February 28, 2003 between the Company and Glenn Dunlap.
10.38(16)        -   Secured Promissory Note, dated February 19, 2003, between the Company and Optel, LLC.
10.39(16)        -   Secured Promissory Note, dated February 26, 2003, between the Company and Optel, LLC.
10.40(16)        -   Secured Promissory Note, dated February 28, 2003, between the Company and Optel, LLC.
10.41(16)        -   Second Amended and Restated Security Agreement, dated as of February 28, 2003, between the Company and
10.42(17)        -   Secured Promissory Note, dated March 28, 2003, between the Company and Optel, LLC.
10.43(17)        -   Third Amended and Restated Security Agreement, dated as of March 28, 2003, between the Company and
10.44+           -   Secured Promissory Note, dated April 2, 2003, between the Company and Optel, LLC.
10.45+           -   Fourth Amended and Restated Security Agreement, dated as of April 2, 2003, between the Company and
10.46+           -   Commitment letter dated April 15, 2003, between the Company and Optel, LLC.
10.47*           -   Letter agreement, dated March 26, 2003, between the Company and Tektronix, Inc.
21.01(4)         -   Subsidiaries of the Registrant.
23.01+           -   Consent of PricewaterhouseCoopers LLP.
23.02+           -   Consent of Grant Thornton LLP.
99.1(11)(14)+    -   Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C. section 1350
99.2(11)(14)+    -   Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C. section 1351

*    Indicates management contract or compensatory plan or arrangement.

+    Filed with this report.

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

(8) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(9) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Form 10-Q for the quarter ended March 31, 2001.

(10) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(11) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Form 10-Q for the quarter ended March 31, 2002.

(12) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Form 10-Q for the quarter ended June 30, 2002.

(13) Incorporated by reference to Appendix B to the registrant's Proxy Statement file April 22, 2002 for the 2002 Annual Meeting of Stockholders held on May 20, 2002.

(14) Incorporated by reference to Appendix D to the registrant's Proxy Statement file April 22, 2002 for the 2002 Annual Meeting of Stockholders held on May 20, 2002.

(15) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Form 10-Q for the quarter ended September 30, 2002.

(16) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Form 8-K on February 14, 2003.

(17) Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Form 8-K on March 28, 2003.

    (b) Reports on Form 8-K.

         Filed October 22, 2002, dismissal of PricewaterhouseCoopers LLP as the principal accountants and naming Grant Thornton LLP as new independent accountants.

         Filed October 31, 2002, announces purchase of Tektronix assets and restructuring charge.

         Filed January 29, 2003, outlines restructuring charges and nonbinding term sheet with Optel LLC.

         Filed February 14, 2003, Optel LLC notes and security interest agreements.

         Filed February 19, 2003, announces resignation of Mark E. Scott as Executive Vice President, Finance, Chief Financial Officer and Secretary of Digital.

         Filed April 1, 2003, Optel LLC note and security interest agreement and discussed working capital constraints.

         Filed April 10, 2003, announces litigation brought against Digital related to non-payment of rental payments.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DIGITAL LIGHTWAVE, INC.



                                            By:        /s/ JAMES GREEN
                                                 -----------------------------
                                                          James Green
                                                 President and Chief Executive
                                                            Officer
Date: April 15, 2003


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


                 NAME                                     TITLE                          DATE
                 ----                                     -----                          ----

           /s/ JAMES GREEN                   President and Chief Executive          April 15, 2003
---------------------------------------       Officer (Principal Executive
               James Green                     Officer)



         /s/ JOSEPH A. EBNER                 Vice President, Controller and
---------------------------------------       Chief Accounting Officer
             Joseph A. Ebner                  (Principal Accounting Officer)        April 15, 2003



          /s/ BRYAN J. ZWAN
---------------------------------------      Chairman of the Board                  April 15, 2003
              Bryan J. Zwan

       /s/ WILLIAM F. HAMILTON
---------------------------------------      Director                               April 15, 2003
           William F. Hamilton

         /s/ GERALD A. FALLON
---------------------------------------      Director                               April 15, 2003
             Gerald A. Fallon


         /s/ ROBERT F. HUSSEY
---------------------------------------      Director                               April 15, 2003
             Robert F. Hussey


                                 CERTIFICATIONS


I, James Green, certify that:

1. I have reviewed this annual report on Form 10-K of Digital Lightwave, Inc. ("Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                  /s/  JAMES GREEN
                                  -------------------------------------
                                  James Green
                                  Chief Executive Officer and President
                                  (Principal Executive Officer)

I, Joe Ebner, certify that:

1. I have reviewed this annual report on Form 10-K of Digital Lightwave, Inc. ("Registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                                 /s/ JOSEPH A. EBNER
                                                 -------------------------------
                                                 Joseph A. Ebner
                                                 Vice President, Controller and
                                                 Chief Accounting Officer
                                                 (Principal Accounting Officer)

                             DIGITAL LIGHTWAVE, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                              DOLLARS IN THOUSANDS


               COL A                            COL. B                COL. C                    COL. D       COL. E
               -----                            ------                ------                    ------       ------
                                                                     ADDITIONS
                                                             ------------------------
                                                                (1)            (2)
                                              BALANCE AT     CHARGED TO    CHARGED TO                       BALANCE
                                               BEGINNING     COSTS AND        OTHER                         AT END
DESCRIPTION                                    OF PERIOD      EXPENSES      ACCOUNTS      DEDUCTIONS       OF PERIOD
-----------                                    ---------      --------      --------      ----------       ---------
Year 2002
  Reserve for uncollectible accounts            $5,900        $ 1,154         $-          $4,660  (a)      $ 2,394
  Reserve for excess and obsolete inventory      3,833         12,964          -           5,859  (b)       10,938
Year 2001
  Reserve for uncollectible accounts               250          5,971          -             321  (a)        5,900
  Reserve for excess and obsolete inventory        428          5,167          -           1,762  (b)        3,833
Year 2000
  Reserve for uncollectible accounts               215            161          -             126  (a)          250
  Reserve for excess and obsolete inventory        322            700          -             594  (b)          428



--------------

(a)  Amounts written off as uncollectible, payments or recoveries.

(b)  Amounts written off upon disposal of inventory.