Form 10-Q
period 2003-05-20
DIGITAL LIGHTWAVE INC
filed 2003-05-20
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

[ X ]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003, or

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

___________________________

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]  NO  [   ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  [   ]  NO  [X]

The number of shares outstanding of the Registrant's Common Stock as of May 15, 2003 was 31,463,177.

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2003

INDEX

Page

PART I.  FINANCIAL INFORMATION

Item 1.

Consolidated Condensed Financial Statements:

Consolidated Condensed Balance Sheets—March 31, 2003 (Unaudited)

and December 31, 2002

1

Consolidated Condensed Statements of Operations (Unaudited) –

Three Months Ended March 31, 2003 and March 31, 2002

2

Consolidated Condensed Statements of Cash Flows  (Unaudited) --

Three Months Ended March 31, 2003 and March 31, 2002

3

Notes to Consolidated Condensed Financial Statements (Unaudited)

4

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

23

Item 4.

Controls and Procedures

23

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

24

Item 5.

Other Information

25

Item 6.

Exhibits and Reports on Form 8-K

27

SIGNATURES

28

CERTIFICATIONS

29

EXHIBIT INDEX

30

PART I

FINANCIAL INFORMATION

Item 1.

Consolidated Condensed Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 124	$ 612
Restricted cash and cash equivalents	2,182	2,405
Short-term investments	-	1,527
Accounts receivable, less allowance of $2,033 and $2,394 in 2003 and 2002, respectively	2,768	4,423
Notes receivable	366	1,166
Inventories, net	13,977	14,790
Prepaid expenses and other current assets	7,244	3,910
Total current assets	26,661	28,833
Property and equipment, net	8,053	10,993
Other assets	1,274	2,572
Total assets	$ 35,988	$ 42,398

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$ 17,843	$ 12,828
Capital leases payable	12,375	12,675
Accrued litigation charge	5,612	5,612
Total current liabilities	35,830	31,115
Notes payable to related party	1,900	-
Other long-term liabilities	416	519
Total liabilities	38,146	31,634
Stockholders' equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000
shares; no shares issued or outstanding	-	-
Common stock, $.0001 par value; authorized 200,000,000
shares; issued and outstanding 31,440,733 and
31,406,365 shares in 2003 and 2002, respectively	3	3
Additional paid-in capital	81,033	80,855
Accumulated deficit	(83,170)	(69,988)
Accumulated other comprehensive loss	(24)	(106)
Total stockholders' equity (deficit)	(2,158)	10,764
Total liabilities and stockholders' equity (deficit)	$ 35,988	$ 42,398

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Three Months Ended
	March 31,

	2003	2002

Net sales	$ 1,616	$ 6,299
Cost of goods sold	1,281	3,543
Gross profit	335	2,756
Operating expenses:
Engineering and development	2,963	3,332
Sales and marketing	2,809	2,458
General and administrative	2,862	1,387
Restructuring charges	991	1,300
Impairment of long-lived assets	3,302	-
Total operating expenses	12,927	8,477
Operating loss	(12,592)	(5,721)
Other income (expense), net	(615)	174
Loss before income taxes	(13,207)	(5,547)
Provision for income taxes	-	-
Net loss	$ (13,207)	$ (5,547)
Per share of common stock:
Basic net loss per share	$ (0.42)	$ (0.18)
Diluted net loss per share	$ (0.42)	$ (0.18)
Weighted average common shares outstanding	31,427,606	31,308,798
Weighted average common and common equivalent shares outstanding	31,427,606	31,308,798

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$ (13,207)	$ (5,547)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	1,068	885
Loss on disposal of property	47	-
Provision for uncollectible accounts	13	-
Impairment of long-lived assets	3,302	-
Restructuring charges	991	1,300
Compensation expense for stock option grants	37	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,643	(519)
Decrease in inventories	770	163
Increase in prepaid expenses and other assets	(3,251)	(1,864)
Increase (decrease) in accounts payable and accrued expenses	4,001	(582)
Net cash used in operating activities	(4,586)	(6,164)
Cash flows from investing activities:
Purchases of short-term investments	(2,400)	-
Proceeds from sale of short-term investments	1,002	-
Proceeds from the maturity of short-term investments	3,006	-
Decrease in restricted cash and cash equivalents	223	-
Purchases of property and equipment	(114)	(245)
Repayment of notes receivable	800	-
Net cash provided by (used in) investing activities	2,517	(245)
Cash flows from financing activities:
Proceeds from notes payable to related party	2,862	-
Principal payments on notes payable to related party	(962)	-
Proceeds from notes payable	-	811
Principal payments on notes payable	(61)	(270)
Proceeds from sale of common stock, net of expense	42	265
Principal payments on capital lease obligations	(300)	(155)
Net cash provided by financing activities	1,581	651
Net decrease in cash and cash equivalents	(488)	(5,758)
Cash and cash equivalents at beginning of period	612	51,044
Cash and cash equivalents at end of period	$ 124	$ 45,286

Other supplemental disclosures:
Cash paid for interest	$ 86	$ 9

Noncash Transaction

Deferred compensation associated with stock option grants was $99 and $0 for the three months ended March 31, 2003 and 2002, respectively.

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Digital Lightwave, Inc. (the "Company") designs, develops and markets a portfolio of portable and network based products for installing, maintaining and monitoring fiber optic circuits and networks. Network operators and telecommunications service providers use fiber optics to provide increased network bandwidth to transmit voice and other non-voice traffic such as Internet, data and multimedia video transmissions.  The Company provides telecommunications service providers and equipment manufacturers with product capabilities to cost-effectively deploy and manage fiber optic networks.  The Company's wholly-owned subsidiaries are Digital Lightwave (UK) Limited (“DLL”), Digital Lightwave Asia Pacific Pty, Ltd. (“DLAP”), and Digital Lightwave Latino Americana Ltda. (“DLLA”).    DLL, DLAP, and DLLA provide international sales support.  All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company”, “Digital Lightwave”, “us,” “we,” “our,” etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three month period ended March 31, 2003, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Annual Report on Form 10-K for the year ended December 31, 2002.

Operational Matters

As of March 31, 2003, the Company’s unrestricted cash and cash equivalents were approximately $124,000, a decrease of $2.0 million from unrestricted cash and cash equivalents and short-term investments as of  December 31, 2002.  As of March 31, 2003 the Company's working capital deficit was approximately $9.2 million as compared to $2.3 million at December 31, 2002. For the quarter ended March 31, 2003, the Company reported a net loss of $13.2 million and cash flows used in operations of $4.6 million. The Company had an accumulated deficit of $83.2 million at March 31, 2003.

The Company expects to continue to incur operating losses through 2003. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues.  As further discussed below, our ability to maintain sufficient liquidity in the future is dependent on us raising additional capital, resolving outstanding legal actions brought against us, successfully negotiating extended payment terms with certain vendors and other creditors, maintaining tight controls over spending, successfully achieving our product release schedules and attaining our forecasted sales objectives.

The Company has insufficient short-term resources for the payment of its current liabilities. Various creditors have contacted us in order to demand payment for outstanding liabilities owed to them and some creditors have commenced legal proceedings against the Company seeking in excess of an aggregate of $24.0 million in damages.  We are in discussions with our creditors in order to restructure our outstanding liabilities.  In order to alleviate the Company’s working capital shortfall, we are attempting to raise additional debt and/or equity financing.   On April 15, 2003, the Company received a commitment letter from Optel for the provision of an $11.96 million credit facility to be secured by substantially all of the Company's assets, inclusive of the $3.48 million already extended by Optel as of May 19, 2003. The closing of the facility is subject to the execution of definitive agreements embodying the terms set forth in the commitment letter and containing customary representations, warranties and covenants, in light of the financial condition of the Company. Based upon the recent resignation of the Company's chief accounting officer, Optel has advised the Company that it is not prepared to execute a definitive loan agreement on the terms contemplated by the commitment letter, unless the Company engages a chief financial officer who is reasonably acceptable to Optel, within the next 30 days. If the Company is unable to engage a suitable chief financial officer within such timeframe, Optel has advised the Company that it will nonetheless be willing to provide an uncommitted facility for the same amount and on similar terms, except that draws under the facility will be subject to Optel's approval, in its sole discretion.

A judgment for $5.2 million inclusive of interest and costs was granted against the Company during 2002 in connection with a dispute with Seth P. Joseph, a former employee of the Company.  The Company posted a $4.8 million bond to enable it to appeal the arbitrator’s award.  In January 2003, the Company paid $1.0 million into an escrow account for legal fees and interest associated with this action.  A hearing for the appeal was held on April 15, 2003.

On April 23, 2003, the appellate court affirmed the decision and judgment of the Circuit Court.  As a result of the appellate court's decision, which will not be appealed further by the Company, the Company was required to pay the amount of the judgment on May 9, 2003.  The Company was unable to make this payment on May 9, 2003, and expects Mr. Joseph to petition enforcement of the judgment against the bonding company.  If this occurs, the Company intends to seek to restructure this liability with the bonding company.  There can be no assurance, however, that the bonding company will agree to restructure this liability on terms acceptable to the Company or that the bonding company will not exercise its legal rights to enforce payment.

On May 14, 2003, the Company and Mr. Joseph agreed to the release of the $1.0 million deposited into the escrow account, and the Company received $118,000 of the escrowed funds.  The balance of the account was disbursed to Mr. Joseph.

Mr. Joseph has also filed motions seeking the award of additional fees and costs incurred by him in connection with the judgment.  Although the court has determined that Mr. Joseph is entitled to an award for these fees and costs, the amount of the award has not yet been determined.  A hearing to determine the amount of the award has been scheduled in June 2003.

The Company’s ability to meet cash requirements over the next twelve months is dependent on our ability to draw funds under the Optel facility, raise additional capital, successfully negotiate extended payment terms with certain vendors, and attain our forecasted sales objectives.  The Company is currently exploring various financing alternatives, including other equity or debt issuances (the “Financing Sources”).  The Company has also engaged Raymond James & Associates, Inc. to review its strategic alternatives.

There can be no assurance, however, that Digital can raise additional financing from Optel or from any other source on terms favorable to it, or at all, that Digital's creditors will agree to any restructuring of outstanding liabilities, or that any other strategic alternatives will be identified. If the Company is unable to secure adequate Financing Sources on terms acceptable to the Company, is unable to successfully renegotiate trade payables and lease obligations or identify any other strategic alternative, then it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term.

Although the Company is working to raise additional capital, we cannot assure you that these efforts will be successful and that we will achieve profitability or, if we achieve profitability, that it will be sustainable, or that we will continue as a going concern.  As a result, our independent certified public accountants have included an explanatory paragraph for a going concern matter in their report for the year ending December 31, 2002 that was included in our Annual Report on Form 10-K filed on April 15, 2003.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  During the first quarter of 2003 the Company performed an impairment analysis related to the long-lived assets associated with the OTS product line.  The impairment was calculated in accordance with the guidelines set forth in Financial Accounting Standards Board Statement Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets,  and indicated future cash flows from the Company’s OTS product line were insufficient to cover the carrying value of the long-lived assets supporting the OTS product line. Therefore, the Company calculated an impairment using the probability-weighted approach with an average life of 5 years and a risk-free rate of interest of 4.0%.  As a result, in the first quarter of 2003, the Company recorded non-cash impairment charges of approximately $3.3 million on its intangible assets and property and equipment associated with the OTS product line.

Accrued Warranty

The Company provides the customer a warranty with each product sold.  The Company’s policy for product warranties is to review the warranty reserve on a quarterly basis for specifically identified or new matters and review the reserve for estimated future costs associated with any open warranty years.  The reserve is an estimate based on historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products.  A change in these factors could result in a change in the reserve balance.  Warranty costs are charged against the accrual when incurred.

The reconciliation of the warranty reserve is as follows:

	For the three months ending
	March 31,
	2003	2002
	(in thousands)
Beginning balance	$ 1,522	$ 1,550
Warranty provision	(220)	280
Warranty expense	(67)	(144)
Ending balance	$ 1,235	$ 1,686

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

For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class.  Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance found in Accounting Principles Board Opinion No. 29, Accounting for Non-monetary Transactions and related interpretations.  Revenue and cost of sales are recorded based upon the cash portion of the transaction.  The remaining costs associated with the new units are assigned to the units received on trade.  When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction.

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

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented.   For the quarters ended March 31, 2003 and 2002, diluted loss per share, does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 33,289 and 233,750 at March 31, 2003 and 2002, respectively.  The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

		Three Months Ended
		March 31,
		2003	2002
Basic:
	Weighted average common shares outstanding	31,427,606	31,308,798
	Total basic	31,427,606	31,308,798
Diluted:
	Incremental shares for common stock equivalents	-	-
	Total dilutive	31,427,606	31,308,798

Stock Based Compensation

At March 31, 2003, the Company had two stock-based employee compensation plans.  The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The stock-based compensation recorded resulted from options issued to the Company’s Strategic Restructuring Officer that is more fully described in Note 9 – Related Party Transactions.  The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended
	March 31,
	2003	2002
	(in thousands except per share)

Net loss, as reported	$ (13,207)	$ (5,547)
Add: Stock-based compensation included in
reported net loss, net of related tax effects	37	-
Deduct: Total stock - based employee compensation
(expense) benefit determined under fair value based
method for all awards, net of related tax effects	801	(2,086)
Pro forma net loss	$ (12,369)	$ (7,633)
Loss per share:
Basic-as reported	$ (0.42)	$ (0.18)
Basic-proforma	$ (0.39)	$ (0.24)

Diluted-as reported	$ (0.42)	$ (0.18)
Diluted-proforma	$ (0.39)	$ (0.24)

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement 148 (SFAS 148), Accounting for Stock-Based Compensation — Transition and Disclosure:  an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting.  The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements.  This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted.  The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In November 2002, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued.  FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee.  FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002.  Effective for interim and annual periods ending after December 15, 2002, FIN 45 requires guarantors to disclose certain information for guarantees, including product warranties and certain indemnifications the Company provides.  The Company does not anticipate FIN 45 will have a material impact on its financial statements.

In January 2003, FASB Interpretation 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 was issued.  This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interests.  All enterprises with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. A nonpublic entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the end of the first annual reporting period beginning after June 15, 2003.  The Company does not anticipate FASB Interpretation 46 will have a material impact on its financial statements.

In November 2002, the Emerging Issues Task Force (the “EITF”) reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables.  The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met.  The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions.  Applicable revenue recognition criteria should be considered separately for each separate unit of accounting.  EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes.  The Company does not expect the implementation of EITF 00-21 to have a material impact on its financial statements.

In November 2002, the Emerging Issues Task Force also reached a consensus opinion on EITF 02-16, Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor.  EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement.  In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred.  The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002.  The Company does not expect the implementation of EITF 02-16 to have a material impact on its financial statements.

2.  BRANCH OFFICE CLOSINGS

During the quarter ended March 31, 2003, the Company closed sales offices located in Brazil, Singapore, India and Australia as part of restructuring efforts more fully described in Note 5 below.

3.  INVENTORIES

Inventories at March 31, 2003 and December 31, 2002 are summarized as follows:

	March 31,	December 31,
	2003	2002
	(In thousands)

Raw materials	$ 14,413	$ 13,754
Work-in-process	288	246
Finished goods	9,989	11,728
Provision for excess and obsolete inventory	(10,713)	(10,938)
	$ 13,977	$ 14,790

In December 2001, the Company signed a manufacturing service agreement with Jabil Circuit, Inc. (“Jabil”), a leading provider of technology manufacturing services with a customer base of industry-leading companies.  Under the terms of the agreement, Jabil purchased the Company’s existing inventory to fulfill orders until the Company’s present inventory is depleted to safety stock levels.  Under the terms of the agreement, Jabil had served as the Company’s primary contract manufacturer for the Company’s circuit board and product assembly and provided engineering design services.

On February 27, 2003, Jabil terminated the manufacturing service agreement and on March 19, 2003 commenced an arbitration proceeding seeking damages in excess of $6.8 million. Under the terms of the Jabil manufacturing services agreement, the Company will be responsible to purchase certain inventory that was acquired by Jabil to fulfill outstanding purchase orders and build schedule forecasts.   Jabil has informed the Company that the value of this inventory is approximately $3.5 million.   As of March 31, 2003, the Company had approximately $427,000 of outstanding purchase orders with Jabil.  The Company and Jabil are currently negotiating a final settlement, which may impact the amount and timing of any payments made by the Company to Jabil regarding this inventory.   See Note 4 – Legal Proceedings.

The Company believes it has adequate inventory on hand in order to satisfy sales orders for the next three months or longer.  There can be no assurance that the Company will have adequate inventory to satisfy sales during such period or that the Company will be able to successfully negotiate a new agreement for the manufacture of its products.  Failure to enter into a substitute manufacturing agreement in a timely fashion could interrupt the Company’s operations and adversely impact its ability to manufacture its products.

As of March 31, 2003, inventories included approximately $2.1 million of trade-in products.

In 2002, the Company recorded a $12.7 million provision for excess and obsolete inventory (principally, in the second and fourth quarters of 2002). When evaluating the adequacy of the reserve for excess and obsolete inventory the Company analyzes current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of products.  The Company believes the reserve for excess and obsolete inventory as of March 31, 2003 is adequate.

4.  LEGAL PROCEEDINGS

On November 23, 1999, Seth P. Joseph, a former officer and director of the Company, commenced arbitration proceedings against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute and breach of an indemnification agreement and the Company’s bylaws. As relief, Mr. Joseph sought $500,000, attorneys’ fees, interest and stock options for 656,666 shares of the Company’s common stock exercisable at a price of $5.25 per share. The Company filed an answer denying Mr. Joseph's allegations and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph sought repayment of loans totaling approximately $113,000 plus interest.  Mr. Joseph subsequently dismissed without prejudice all of his claims other than his claim under the Whistleblower Statute.  The arbitration hearing on Mr. Joseph’s Whistleblower claim and the Company’s counterclaims concluded on October 5, 2001. The parties submitted proposed findings to the arbitrator on October 17, 2001. As part of his proposed findings, Mr. Joseph sought an award of $48 million and attorneys’ fees and costs.  On November 9, 2001, the Company was notified of the arbitrator's decision which awarded Mr. Joseph the sum of approximately $3.7 million and attorneys’ fees and costs.  On December 20, 2001, the arbitrator issued a corrected award and awarded Mr. Joseph the sum of $3.9 million and attorneys’ fees and costs in amounts yet to be determined.  On January 23, 2002, Mr. Joseph filed a motion seeking the award of $1.1 million in attorneys’ fees, costs and interest thereon.  On July 18, 2002, the arbitrator issued an award to Mr. Joseph of $575,000 for attorneys’ fees, $165,000 for costs, $10,000 for a portion of the arbitrator fees, plus interest from November 1, 2001 until paid.

On December 26, 2001, the Company filed a petition to vacate or modify the arbitration award in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida, in an action entitled Digital Lightwave, Inc. v. Seth P. Joseph, Case No. 01-9010C1-21.  The Company filed an amended petition on December 26, 2001, following the corrected arbitration award.  Subsequently, Mr. Joseph filed a cross-motion to confirm the arbitration award.  On March 26, 2002, the Court denied the Company's petition to vacate the arbitration award, granted Mr. Joseph’s cross-motion to confirm the award, and entered a judgment in favor of Mr. Joseph in the amount of $4.0 million including interest.  On April 4, 2002 the Company posted a civil supersedeas bond in the amount of $4.8 million, which represents the amount of the judgment plus two times the estimated interest, to secure a stay of enforcement of the Circuit Court judgment pending the Company’s appeal.  In January 2003, the Company paid approximately $1.0 million into an escrow account for Mr. Joseph’s legal fees and interest on the balance recorded by the Company in 2002.  The Company appealed the decision and judgment of the Circuit Court. Oral arguments were heard on April 15, 2003.  On April 23, 2003, the appellate court affirmed the decision and judgment of the Circuit Court.

As a result of the appellate court's decision, which will not be appealed further by the Company, the Company was required to pay the amount of the judgment on May 9, 2003.  The Company was unable to make this payment on May 9, 2003, and expects Mr. Joseph to petition enforcement of the judgment against the bonding company.  If this occurs, the Company intends to seek to restructure this liability with the bonding company.  There can be no assurance, however, that the bonding company will agree to restructure this liability on terms acceptable to the Company or that the bonding company will not exercise its legal rights to enforce payment.

On May 14, 2003, the Company and Mr. Joseph agreed to the release of the $1.0 million deposited into the escrow account, and the Company received $118,000 of the escrowed funds.  The balance of the account was disbursed to Mr. Joseph.

In April 2003, CIT Technologies Corporation served the Company with a complaint commenced in the Circuit Court for Pinellas County, Florida.  This complaint was filed in connection with the non-payment of monies due for equipment provided under various agreements between CIT and the Company.  The complaint seeks, among other things, damages of in excess of $16.5 million as well as the return of all equipment provided. The Company disputes such amounts and is in discussion with CIT, along with its other creditors, in order to restructure its outstanding liabilities.  There can be no assurances that such discussions will be successful.

In April 2003, Lightwave Drive, LLC commenced a state court action against the Company relating to the Company's lease of real property from Lightwave Drive, LLC.  The suit was filed in Pinellas County, Florida.  Lightwave Drive, LLC seeks damages of approximately $148,000 per month for non-payment of rent in March and April 2003.  The Company is in discussions with Lightwave Drive, LLC regarding settlement of the claims.  There can be no assurances that such discussions will be successful.

In April 2003, Insight Electronics commenced a state court lawsuit against the Company in Pinellas County, Florida.  The complaint was filed in connection with unpaid invoices.  Insight Electronics seeks damages in excess of $40,000.  The Company disputes the claims and is in discussions with Insight Electronics.  There can be no assurances that such discussions will be successful.

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

In February 2003, Micron Optics, Inc. commenced mediation proceedings in Atlanta, Georgia against the Company with the American Arbitration Association.  The mediation was commenced in connection with the breach of contract, including non-payment of amounts due, under a Collaboration & Distribution Agreement between Micron and the Company.  Micron is seeking damages in excess of $500,000.  Mediation was unsuccessful.  Accordingly, the dispute has been submitted to binding arbitration pursuant to the agreement.   The Company is in discussion with Micron, along with its other creditors, in order to restructure its outstanding liabilities.  There can be no assurance that such discussions will be successful.

In July 2002, an employee terminated as part of the Company's January 2002 restructuring initiatives filed a lawsuit claiming wrongful discharge.  Plaintiff seeks damages in excess of $75,000.  The Company has responded to the complaint and denied the substantive allegations therein.  The Company intends to vigorously defend the action.

Numerous creditors have sent demand letters threatening legal proceedings if they are not paid.  The Company is seeking to reach accommodations with such creditors.

The Company from time to time is involved in various other lawsuits and actions by third parties arising in the ordinary course of business.  The Company is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company's business, financial condition and results of operations.

5.  RESTRUCTURING CHARGES

In January 2002, the board of directors approved cost reduction initiatives aimed at reducing operating costs. These included a reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production for our product lines.  All affected employees were terminated in January 2002 and given severance based upon years of service with the Company.  The Company recorded a restructuring charge of approximately $1.3 million in the first quarter of 2002.  Approximately $113,000 related to severance payments which were extended through December 2003 and settlement costs from litigation related to this reduction was unpaid at March 31, 2003.

In January 2003, the board of directors approved a reduction in workforce of 46 positions, or approximately 24% of the Company’s employment base.  This included closing the sales offices located in Brazil, Singapore, India and Australia.  The Company recorded a restructuring charge of approximately $1.3 million related to the employment reduction.  The total costs associated with the restructuring are expected to be paid by July 2003.  Approximately $300,000 of previously recorded restructuring charges related to certain executive severance agreements were reversed in the first quarter of 2003 as the timeframe for the reimbursement of these costs expired.  In March 2003, the board of directors approved another reduction in workforce of 12 positions and no restructuring charge.

Activity associated with the restructuring charges for the quarter ended March 31, 2003 was as follows:

	Balance at			Balance at
	December 31,		Payments/	March 31,
	2002	Additions	Reductions	2003
	(in thousands)
Severance	$ 342	$ 1,203	$ (921)	$ 624
Legal and other expenses	152	48	(131)	69
	$ 494	$ 1,251	$ (1,052)	$ 693

6.  COMMITMENTS

At March 31, 2003, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $631,000, excluding the $427,000 commitment to Jabil more fully described in Note 3.  The majority of the quantities under order are deliverable upon demand by the Company or within thirty (30) days upon written notice of either party.

7.  REVOLVING CREDIT FACILITY

In April 2002, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Wachovia Bank (the “Bank”).  The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company’s cash and cash equivalents and short-term investments.  The advance rate varies between 80% and 95% and is dependent upon the composition and maturity of the available collateral.  An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months.  The Agreement has an initial term of three years.  The Agreement may be terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank may terminate the Agreement at any time, without notice upon or after the occurrence of an event of default.

At March 31, 2003, there were approximately $2.0 million of letters of credit outstanding under this facility collateralized by approximately $2.2 million of the Company’s cash and cash equivalents which were classified as restricted at March 31, 2003.  The Company currently has no additional borrowing capacity under this facility.

8.  SALE-LEASEBACK TRANSACTIONS AND CAPITAL LEASES

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

In 2002, the Company also entered into two capital leases for demonstration equipment with values of $1.4 million and $2.8 million.  The principal payments under the leases are $1.4 million over 36 months and $2.8 million over 24 months.  These leases are depreciated over the life of the leases.  The units leased are recorded in property and equipment as demonstration equipment.

As of March 31, 2003, the Company was in default of the above capital leases and accordingly the entire balance due is classified as a current liability.  The Company is currently involved in litigation with the lessor due to the Company’s default under the terms of the leases.  See Note 4 – Legal Proceedings.

Property and equipment under capital leases as of March 31, 2003 was $11.6 million, and the total capital lease obligation for these transactions was $12.4 million as of March 31, 2003.

9.  RELATED PARTY TRANSACTIONS

In February 2001, James Green, the current chief executive officer of the Company, borrowed $200,000 from the Company. This note accrues interest at the prime rate plus one percent (1.0%) with the principal sum and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of the borrower's stock holdings or on the date of termination of the borrower's employment with the Company. This note is collateralized by the borrower's stock holdings in the Company and future cash bonuses which may become payable.

In April 2002, James Green, the current chief executive officer of the Company, borrowed $175,000 from the Company.  On April 12, 2002, this borrowing was combined with a previous note of $200,000 plus accrued interest of approximately $16,000 into one note with a principal balance of approximately $391,000, which is classified in notes receivable.  This note accrues interest at 8.0% with the principal and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of the officer’s stock holdings or on the date of termination of the officer’s employment with the Company.  This note is collateralized by the chief executive officer’s stock holdings in the Company, future cash bonuses which may become payable and a second lien on the officer’s residence.  As of March 31, 2003, the outstanding balance was approximately $366,000 with accrued interest of approximately $30,000.

On January 23, 2003, Robert Hussey, a director of the Company, was appointed Strategic Restructuring Advisor.  Mr. Hussey was granted an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.28 per share, which was the market price on the date of the grant.  The option vests ratably on annual basis over a three-year period. Mr. Hussey will receive a monthly service fee of $15,000 for a minimum of twelve (12) months.

On February 14, 2003, the Company borrowed $800,000 from Optel, LLC, an entity controlled by Digital's majority stockholder and current chairman of the board of directors, Dr. Bryan Zwan ("Optel") pursuant to a Secured Promissory Note (the "First Note"). On February 26, 2003, Digital borrowed an additional $650,000 from Optel pursuant to a second Secured Promissory Note (the "Second Note").  On February 28, 2003, Digital borrowed an additional $961,710 from Optel pursuant to a third Secured Promissory Note (the "Third Note" and collectively with the First Note and the Second Note, the "Optel Notes").  The Optel Notes bear interest at an annual rate of 10%, mature July 31, 2004, unless certain specified events occur accelerating their maturity, and are secured by a first priority security interest in substantially all of the assets of the Company pursuant to the Second Amended and Restated Security Agreement, dated as of February 28, 2002, and may be prepaid at any time without penalty.  On March 5, 2003 the Company repaid the entire balance due under the Third Note.

On March 28, 2003, the Company borrowed $450,000 from Optel pursuant to a Secured Promissory Note (the “Fourth Note”).  The Fourth Note bears an annual interest rate of 10%, matures July 31, 2004,, unless certain specified events occur accelerating their maturity, and is secured by a first priority security interest in substantially all of the assets of the Company pursuant to the Third Amended and Restated Security Agreement, dated as of March 28, 2003, and may be prepaid at any time without penalty.

On April 2, 2003, the Company borrowed $60,000 from Optel pursuant to a Secured Promissory Note (the “Fifth Note”).  The Fifth Note bears an annual interest rate of 10%, matures July 31, 2004, unless certain specified events occur accelerating their maturity, and is secured by a first priority security interest in substantially all of the assets of the Company pursuant to the Fourth Amended and Restated Security Agreement, dated as of April 2, 2003, and may be prepaid at any time without penalty.

On April 29, 2003, the Company borrowed $500,000 from Optel pursuant to a Secured Promissory Note (the “Sixth Note”).  The Sixth Note bears an annual interest rate of 10%, matures July 31, 2004, unless certain specified events occur accelerating their maturity, and is secured by a first priority security interest in substantially all of the assets of the Company pursuant to the Fifth Amended and Restated Security Agreement, dated as of April 29, 2003, and may be prepaid at any time without penalty.

On May 14, 2003, the Company borrowed $400,000 from Optel pursuant to a Secured Promissory Note (the “Seventh Note”).  The Seventh Note bears an annual interest rate of 10%, matures July 31, 2004, unless certain specified events occur accelerating their maturity, and is secured by a first priority security interest in substantially all of the assets of the Company pursuant to the Sixth Amended and Restated Security Agreement, dated as of May 14, 2003, and may be prepaid at any time without penalty.

On May 19, 2003, the Company borrowed $620,000 from Optel pursuant to a Secured Promissory Note (the “Eighth Note”).  The Eighth Note bears an annual interest rate of 10%, matures July 31, 2004, unless certain specified events occur accelerating their maturity, and is secured by a first priority security interest in substantially all of the assets of the Company pursuant to the Seventh Amended and Restated Security Agreement, dated as of May 19, 2003, and may be prepaid at any time without penalty.

On April 15, 2003, the Company received a commitment letter from Optel for the provision of an $11.96 million credit facility to be secured by substantially all of the Company's assets, inclusive of the $3.48 million already extended by Optel as of May 19, 2003. The closing of the facility is subject to the execution of definitive agreements embodying the terms set forth in the commitment letter and containing customary representations, warranties and covenants, in light of the financial condition of the Company. Based upon the recent resignation of the Company's chief accounting officer, Optel has advised the Company that it is not prepared to execute a definitive loan agreement on the terms contemplated by the commitment letter, unless the Company engages a chief financial officer who is reasonably acceptable to Optel, within the next 30 days. If the Company is unable to engage a suitable chief financial officer within such timeframe, Optel has advised the Company that it will nonetheless be willing to provide an uncommitted facility for the same amount and on similar terms, except that draws under the facility will be subject to Optel's approval, in its sole discretion.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.  These statements are only predictions.  These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially from the results and outcomes discussed in the forward-looking statements.   All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements.  In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption Factors That May Affect Future Results set forth at the end of this Item 1 and those contained from time to time in our other filings with the SEC.  We caution you that our business and financial performance are subject to substantial risks and uncertainties.

This information should be read in conjunction with (i) the consolidated condensed financial statements and notes thereto included in Item 1 of this quarterly report on Form 10-Q, (ii) the consolidated condensed financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, for the years ended December 31, 2002 and 2001 included in our Annual Reports on Form 10-K.

OVERVIEW

Recent Developments

The Company has insufficient short-term resources for the payment of its current liabilities. Various creditors have contacted us in order to demand payment for outstanding liabilities owed to them and some creditors have commenced legal proceedings against the Company seeking in excess of an aggregate of $24.0 million in damages.  We are in discussions with our creditors in order to restructure our outstanding liabilities.  In order to alleviate the Company’s working capital shortfall, we are attempting to raise additional debt and/or equity financing.   On April 15, 2003, the Company received a commitment letter from Optel for the provision of an $11.96 million credit facility to be secured by substantially all of the Company's assets, inclusive of the $3.48 million already extended by Optel as of May 19, 2003. The closing of the facility is subject to the execution of definitive agreements embodying the terms set forth in the commitment letter and containing customary representations, warranties and covenants, in light of the financial condition of the Company. Based upon the recent resignation of the Company's chief accounting officer, Optel has advised the Company that it is not prepared to execute a definitive loan agreement on the terms contemplated by the commitment letter, unless the Company engages a chief financial officer who is reasonably acceptable to Optel, within the next 30 days. If the Company is unable to engage a suitable chief financial officer within such timeframe, Optel has advised the Company that it will nonetheless be willing to provide an uncommitted facility for the same amount and on similar terms, except that draws under the facility will be subject to Optel's approval, in its sole discretion. We have engaged Raymond James & Associates, Inc. to review strategic alternatives for the Company.

A judgment for $5.2 million inclusive of interest and costs was granted against the Company during 2002 in connection with a dispute with Seth P. Joseph, a former employee of the Company.  The Company posted a $4.8 million bond to enable it to appeal the arbitrator’s award.  In January 2003, the Company paid $1.0 million into an escrow account for legal fees and interest associated with this action.  A hearing for the appeal was held on April 15, 2003.

On April 23, 2003, the appellate court affirmed the decision and judgment of the Circuit Court.  As a result of the appellate court's decision, which will not be appealed further by the Company, the Company was required to pay the amount of the judgment on May 9, 2003.  The Company was unable to make this payment on May 9, 2003, and expects Mr. Joseph to petition enforcement of the judgment against the bonding company.  If this occurs, then the Company intends to seek to restructure this liability with the bonding company.  There can be no assurance, however, that the bonding company will agree to restructure this liability on terms acceptable to the Company or that the bonding company will not exercise its legal rights to enforce payment.

On May 14, 2003, the Company and Mr. Joseph agreed to the release of the $1.0 million deposited into the escrow account, and the Company received $118,000 of the escrowed funds.  The balance of the account was disbursed to Mr. Joseph.

Mr. Joseph has also filed motions seeking the award of additional fees and costs incurred by him in connection with the judgment.  Although the court has determined that Mr. Joseph is entitled to an award for these fees and costs, the amount of the award has not yet been determined.  A hearing to determine the amount of the award has been scheduled in June 2003.

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

 Sales of our products have tended to be concentrated with a few major customers, and we expect sales will continue to be concentrated with a few major customers in the future.  For the three months ended March 31, 2003, three customers, AT&T, Cingular and Control Concepts, accounted for approximately 15%, 23% and 13%, respectively of total sales.  No other customer accounted for more then 10% of sales.

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

The Company has incurred quarterly net operating losses since the third quarter of 2001.  Since October 2001, the Company has undertaken certain measures to reduce its future operating costs.  These measures included  reductions in force, pay cuts for management and other expense reduction actions.  The Company can give no assurance as to whether its revenues will return to previous levels, if it will generate positive cash flows from operations or if it will return to profitability.

BUSINESS OUTLOOK

During 2002 and through the first quarter of 2003, our industry continued to experience an economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers.  Our customers’ declining business resulted in a significant decrease in sales of our products.  We do not anticipate a near-term recovery of the fiber optic test equipment market and do not expect the overall capital spending by telecommunication carriers and equipment factors will increase during 2003.

We have continued in our efforts to reduce costs during the current industry downturn.  In January 2003, the board of directors approved a reduction in workforce of approximately 46 positions, or approximately 24% of the Company’s employment base.  This included closing the sales offices located in Brazil, Singapore, India and Australia.  The Company recorded a restructuring charge of approximately $1.3 million related to the employment reduction.  In March 2003, we further reduced our workforce by 12 positions, which did not result in a restructuring charge.

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

During the fourth quarter of 2002, we acquired certain assets related to the Optical Wavelength Management product line (the “OWM Line”) of LightChip, Inc., a Salem, New Hampshire-based provider of components and subsystems for optical networks.  Subject to resolution of our working capital constraints, we plan to complement the OWM Line of remote wavelength management solutions for DWDM systems with our own Network Access Agent (NAA) product line for centralized network testing and monitoring.

During the fourth quarter of 2002, we also acquired certain assets related to the Optical Test System product line of Tektronix (the "OTS Line").  In connection with the acquisition, we entered into (i) a license agreement with Tektronix pursuant to which Tektronix licensed certain intellectual property to Digital Lightwave related to the OTS Line, and (ii) a services agreement with Tektronix pursuant to which Tektronix shall perform certain manufacturing services for Digital Lightwave related to the OTS Line.  Revenues for the OTS line have been minimal and, since the acquisition, we have terminated all but eight former employees of Tektronix, hired in connection with the acquisition.  Effective March 26, 2003 the building lease at 20 Research Place, Chelmsford, Massachusetts was reassigned to Tektronix, Inc.  There can be no assurance that the Company will have the resources or personnel necessary to generate revenues from this product line.  The Company has also impaired approximately $3.3 million of long-lived assets associated with this acquisition.  See Note 1 to the Consolidated Condensed Financial Statements – Summary of Significant Accounting Policies.

Critical Accounting Policies

The Company believes that the following accounting policies are critical in that they are important to the portrayal of the Company’s financial conditions and results and they require difficult, subject and complex judgments that are often the results of estimates that are inherently uncertain:

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

For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class.  Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance found in Accounting Principles Board Opinion No. 29, Accounting for Non-monetary Transactions and related interpretations.  Revenue and cost of sales are recorded based upon the cash portion of the transaction.  The remaining costs associated with the new units are assigned to the units received on trade.  When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction.

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

We estimate the amount of potential future product returns related to current period product revenue.  We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances.  Our estimate for the provision for sales returns and other allowances as of March 31, 2003 was approximately $600,000.

We also estimate the uncollectibility of our accounts receivables.  We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts.  Our accounts receivable balance as of March 31, 2003 was $2.8 million, net of our estimated reserve for uncollectible accounts of $2.0 million.

We estimate the amount of excess and obsolete inventory.  We consider many factors when making our estimates, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products when evaluating the adequacy of the reserve for excess and obsolete inventory.  Our inventory balance was $14.0 million as of March 31, 2003, net of our estimated reserve for excess and obsolete inventory of $10.7 million.

We estimate the impairment of long-lived assets.  We monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable.  These events and circumstances include decrease in market price of a long-lived asset, change in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets.  When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  We recognize an impairment when the there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model.  For the three months ended  March 31, 2003, we estimated our impairment of long-lived assets was $3.3 million.

We estimate the amount of our warranty liability.  We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products.  Our accrued warranty liability as of March 31, 2003 was approximately $1.2 million.

We estimate the amount of liability the Company may incur as a result of pending litigation.  Our estimate of legal liability is uncertain and is based on the size of the outstanding claims and an assessment of the merits of the claims.  We have accrued $5.6 million for liability resulting from the Seth Joseph litigation as of March 31, 2003.  See Part II Item 1 “Legal Proceedings” for additional information about the Seth Joseph litigation.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002. The following sets forth certain financial data as a percent of net sales.

	Percent of
	Net Sales for the
	Quarter Ended March 31,
	2003	2002

Net sales	100%	100%
Cost of goods sold	79	56
Gross profit	21	44

Operating expenses:
Engineering and development	183	53
Sales and marketing	174	39
General and administrative	177	22
Restructuring charges	61	21
Impairment of long-lived assets	204	-
Total operating expenses	799	135
Operating loss	(778)	(91)
Other income (expense), net	(38)	3
Loss before income taxes	(816)	(88)
Provision for income taxes	-	-
Net loss	(816)%	(88)%

Net Sales

Net sales for the quarter ended March 31, 2003, decreased $4.7 million, or 74%, to $1.6 million from $6.3 million for the quarter ended March 31, 2002.  The sales decrease relates to lower pricing and lower volume due to the increased competition for market share resulting from significant decline in demand for telecommunication equipment.  The telecommunications industry, our customer base, continued to experience a dramatic economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers.

International sales for the quarter ended March 31, 2003, were approximately $86,000, or 5% of total sales as compared to $2.7 million, or 43% of total sales for the quarter ended March 31, 2002.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2003 decreased by $2.2 million, or 64%, to $1.3 million as compared to $3.5 million for the quarter ended March 31,2002. The decrease in cost of goods sold in the quarter ended March 31, 2003 was due to a reduction in volume of units sold that was partially offset by lower gross margin.

Gross Profit

Gross profit for the quarter ended March 31, 2003 decreased by $2.5 million, or 88%, to $335,000 from $2.8 million for the quarter ended March 31,2002.  Gross margin for the first quarter of 2003 decreased to 21% from 44% during the first quarter of 2002.  The decreases in gross profit and gross margin were primarily due to a reduction in volume of units sold at lower sales prices.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended March 31, 2003 decreased by approximately $369,000 to $3.0 million from $3.3 million for the quarter ended March 31,2002.  The dollar decrease was related to reductions in force implemented in 2002 and 2003 and decreased spending on development efforts on the Company’s  product lines that were partially offset by costs associated with personnel hired as part of the Lightchip and Tektronix acquisitions.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows, promotional materials and warranty expenses.  Sales and marketing expenses for the quarter ended March 31, 2003 increased by approximately $351,000 to $2.8 million from $2.5 million for the quarter ended March 31,2002.  The dollar increase represents an increase in depreciation expense related to additional demonstration units capitalized under a sale-leaseback arrangement more fully disclosed in Note 8 to the Consolidated Condensed Financial Statements – Sale-Leaseback Transactions and Capital Leases that was partially offset by a decrease in commissions paid on reduced net sales and cost savings from reductions in the sales workforce.

General and Administrative

General and administrative expenses principally include salaries, professional fees, facility rentals, compensation and information systems related to general management functions.  General and administrative expenses for the quarter ended March 31, 2003 increased by $1.5 million to $2.9 million from $1.4 million for the quarter ended March 31, 2002.  The increase is due to additional legal fees related to the Company’s current litigation, an increase in insurance costs, an increase in consulting and other professional fees, and the increased costs associated with the Chelmsford facility that was acquired as part of the Lightchip and Tektronix acquisitions.

Restructuring Charges

In January 2002, the board of directors approved cost reduction initiatives aimed at reducing operating costs. These included a reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production for our product lines.  All affected employees were terminated in January 2002 and given severance based upon years of service with the Company.  The Company recorded a restructuring charge of approximately $1.3 million in the first quarter of 2002.  Approximately $113,000 related to severance payments, which were extended through December 2003, and settlement costs from litigation related to this reduction remained unpaid at March 31, 2003.

In January 2003, the board of directors approved a reduction in workforce of 46 positions, or approximately 24% of the Company’s employment base.  This included closing the sales offices located in Brazil, Singapore, India and Australia.  The Company recorded a restructuring charge of approximately $1.3 million related to the employment reduction.  The total costs associated with the restructuring are expected to be paid by July 2003.  Approximately $300,000 of previously recorded restructuring charges related to certain executive severance agreements were reversed in the first quarter of 2003 as the timeframe for the reimbursement of these costs expired.

In March 2003, the board of directors approved another reduction in workforce of 12 positions and no restructuring charge.

Activity associated with the restructuring charges for the quarter ended March 31, 2003 was as follows:

	Balance at			Balance at
	December 31,		Payments/	March 31,
	2002	Additions	Reductions	2003
	(in thousands)
Severance	$ 342	$ 1,203	$ (921)	$ 624
Legal and other expenses	152	48	(131)	69
	$ 494	$ 1,251	$ (1,052)	$ 693

Impairment of Property and Equipment

For the quarter ended March 31, 2003, the Company recorded an asset impairment charge of $3.3 million related to certain intangible assets and property and equipment acquired from Tektronix in November 2002.  The amount of the impairment was determined using estimates of future cash flows expected to be generated from sales of the OTS products.  There was no corresponding charge for the quarter ended March 31, 2002.

Other Income (Expense), net

Other expense for the quarter ended March 31, 2003 was $615,000 as compared to other income of $174,000 for the quarter ended March 31, 2002. The decrease is due to an increase in interest expense associated with capital leases and a decrease in interest income.

Provision for Income Taxes

No provision for income taxes was made for the three months ended March 31, 2003 due to the Company’s net loss of $13.2 million for the period.   Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief it is more likely than not that future tax benefits will not be realized as a result of current and future income.   No provision for income taxes was made for the quarter ended March 31, 2002 due to the Company’s net loss of $5.5 million for that period.

Net Loss

Net loss for the quarter ended March 31, 2003 was $13.2 million or $0.42 per diluted share compared with net loss of $5.5 million or $0.18 per share for the quarter ended March 31, 2002 for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company’s unrestricted cash and cash equivalents were approximately $124,000, a decrease of $2.0 million from unrestricted cash and cash equivalents and short-term investments as of December 31, 2002.  As of March 31, 2003 the Company's working capital deficit was approximately $9.2 million as compared to $2.3 million at December 31, 2002. For the quarter ended March 31, 2003, the Company reported net loss of $13.2 million and cash flows used in operations of $4.6 million. The Company had an accumulated deficit of $83.2 million at March 31, 2003.

The Company expects to continue to incur operating losses through 2003. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues.  As further discussed below, our ability to maintain sufficient liquidity in the future is dependent on us raising additional capital, resolving outstanding legal actions brought against us, successfully negotiating extended payment terms with certain vendors and other creditors, maintaining tight controls over spending, successfully achieving our product release schedules and attaining our forecasted sales objectives.

The Company has insufficient short-term resources for the payment of its current liabilities. Various creditors have contacted us in order to demand payment for outstanding liabilities owed to them and some creditors have commenced legal proceedings against the Company seeking in excess of an aggregate of $24.0 million in damages.  We are in discussions with our creditors in order to restructure our outstanding liabilities.  In order to alleviate the Company’s working capital shortfall, we are attempting to raise additional debt and/or equity financing.  On April 15, 2003, the Company received a commitment letter from Optel for the provision of an $11.96 million credit facility to be secured by substantially all of the Company's assets, inclusive of the $3.48 million already extended by Optel as of May 19, 2003. The closing of the facility is subject to the execution of definitive agreements embodying the terms set forth in the commitment letter and containing customary representations, warranties and covenants, in light of the financial condition of the Company. Based upon the recent resignation of the Company's chief accounting officer, Optel has advised the Company that it is not prepared to execute a definitive loan agreement on the terms contemplated by the commitment letter, unless the Company engages a chief financial officer who is reasonably acceptable to Optel, within the next 30 days. If the Company is unable to engage a suitable chief financial officer within such timeframe, Optel has advised the Company that it will nonetheless be willing to provide an uncommitted facility for the same amount and on similar terms, except that draws under the facility will be subject to Optel's approval, in its sole discretion.

The Company’s ability to meet cash requirements over the next twelve months is dependent on our ability to draw funds under the Optel facility, raise additional capital, successfully negotiate extended payment terms with certain vendors, and attaining our forecasted sales objectives.  The Company is currently exploring various financing alternatives, including other equity or debt issuances (the “Financing Sources”).  The Company has also engaged Raymond James & Associates, Inc. to review strategic alternatives available to it.

There can be no assurance, however, that Digital can raise additional financing from Optel or from any other source on terms favorable to it, or at all, that Digital's creditors will agree to any restructuring of outstanding liabilities, or that any other strategic alternatives will be identified. If the Company is unable to secure adequate Financing Sources on terms acceptable to the Company, is unable to successfully renegotiate trade payables and lease obligations or identify any other strategic alternative, then it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term.

Although the Company is working to raise additional capital, we cannot assure you that these efforts will be successful and that we will achieve profitability or, if we achieve profitability, that it will be sustainable, or that we will continue as a going concern.  As a result, our independent certified public accountants have included an explanatory paragraph for a going concern matter in their report for the year ending December 31, 2002 that was included in our Annual Report on Form 10-K filed on April 15, 2003.

Operating Activities

Net cash used by operating activities for the three months ended March 31, 2003 was $4.6 million. This was primarily the result of the net loss of $13.2 million and increases in prepaid and other assets of $3.3 million.  These were partially offset by non-cash expenses consisting primarily of a restructuring charge of $1.0 million, depreciation and amortization of $1.1 million, and $3.3 million impairment of long-lived assets along with a decrease in accounts receivable of $1.6 million, a $770,000 decrease in inventory, and an increase in accounts payable and accrued expenses of $4.0 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2003 was $2.5 million.  This was primarily the result of  the liquidation of approximately $1.6 million of the company’s short-term investments and the $800,000 repayment of a note receivable.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2003 was $1.6 million.  This was primarily the result of a $2.9 million in notes payable to a related party offset by principal payments of $1.0 million on notes payable to a related party and approximately $300,000 on capital lease obligations.

Revolving Credit Facility

In April 2002, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Wachovia Bank (the “Bank”).  The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company’s cash and cash equivalents and short-term investments.   The advance rate varies between 80% and 95% and is dependent upon the composition and maturity of the available collateral.  An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months.  The Agreement has an initial term of three years.  The Agreement may be terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank may terminate the Agreement at any time, without notice upon or after the occurrence of an event of default.  At March 31, 2003, there were approximately $2.0 million of letters of credit outstanding under this facility secured by approximately $2.2 million of the Company’s cash and cash equivalents which were classified as restricted at March 31, 2003.  The Company currently has no additional borrowing capacity under this facility.

Legal Proceedings

A judgment for $5.2 million inclusive of interest and costs was granted against the Company during 2002 in connection with a dispute with Seth P. Joseph, a former employee of the Company.  The Company posted a $4.8 million bond to enable it to appeal the arbitrator’s award.  In January 2003, the Company paid $1.0 million into an escrow account for legal fees and interest associated with this action.  A hearing for the appeal was held on April 15, 2003.

On April 23, 2003, the appellate court affirmed the decision and judgment of the Circuit Court.  As a result of the appellate court's decision, which will not be appealed further by the Company, the Company was required to pay the amount of the judgment on May 9, 2003.  The Company was unable to make this payment on May 9, 2003, and expects Mr. Joseph to petition enforcement of the judgment against the bonding company.  If this occurs, then the Company intends to seek to restructure this liability with the bonding company.  There can be no assurance, however, that the bonding company will agree to restructure this liability on terms acceptable to the Company or that the bonding company will not exercise its legal rights to enforce payment.

Mr. Joseph has also filed motions seeking the award of additional fees and costs incurred by him in connection with the judgment.  Although the court has determined that Mr. Joseph is entitled to an award for these fees and costs, the amount of the award has not yet been determined.  A hearing to determine the amount of the award has been scheduled in June 2003.

On May 14, 2003, the Company and Mr. Joseph agreed to the release of the $1.0 million deposited into the escrow account, and the Company received $118,000 of the escrowed funds.  The balance of the account was disbursed to Mr. Joseph.

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

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

On November 23, 1999, Seth P. Joseph, a former officer and director of the Company, commenced arbitration proceedings against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute and breach of an indemnification agreement and the Company’s bylaws. As relief, Mr. Joseph sought $500,000, attorneys’ fees, interest and stock options for 656,666 shares of the Company’s common stock exercisable at a price of $5.25 per share. The Company filed an answer denying Mr. Joseph's allegations and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph sought repayment of loans totaling approximately $113,000 plus interest.  Mr. Joseph subsequently dismissed without prejudice all of his claims other than his claim under the Whistleblower Statute.  The arbitration hearing on Mr. Joseph’s Whistleblower claim and the Company’s counterclaims concluded on October 5, 2001. The parties submitted proposed findings to the arbitrator on October 17, 2001. As part of his proposed findings, Mr. Joseph sought an award of $48 million and attorneys’ fees and costs.  On November 9, 2001, the Company was notified of the arbitrator's decision which awarded Mr. Joseph the sum of approximately $3.7 million and attorneys’ fees and costs.  On December 20, 2001, the arbitrator issued a corrected award and awarded Mr. Joseph the sum of $3.9 million and attorneys’ fees and costs in amounts yet to be determined.  On January 23, 2002, Mr. Joseph filed a motion seeking the award of $1.1 million in attorneys’ fees, costs and interest thereon.  On July 18, 2002, the arbitrator issued an award to Mr. Joseph of $575,000 for attorneys’ fees, $165,000 for costs, $10,000 for a portion of the arbitrator fees, plus interest from November 1, 2001 until paid.

On December 26, 2001, the Company filed a petition to vacate or modify the arbitration award in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida, in an action entitled Digital Lightwave, Inc. v. Seth P. Joseph, Case No. 01-9010C1-21.  The Company filed an amended petition on December 26, 2001, following the corrected arbitration award.  Subsequently, Mr. Joseph filed a cross-motion to confirm the arbitration award.  On March 26, 2002, the Court denied the Company's petition to vacate the arbitration award, granted Mr. Joseph’s cross-motion to confirm the award, and entered a judgment in favor of Mr. Joseph in the amount of $4.0 million including interest.  On April 4, 2002 the Company posted a civil supersedeas bond in the amount of $4.8 million, which represents the amount of the judgment plus two times the estimated interest, to secure a stay of enforcement of the Circuit Court judgment pending the Company’s appeal.  In January 2003, the Company paid approximately $1.0 million into an escrow account for Mr. Joseph’s legal fees and interest on the balance recorded by the Company in 2002.  The Company appealed the decision and judgment of the Circuit Court. Oral arguments were heard on April 15, 2003.  On April 23, 2003, the appellate court affirmed the decision and judgment of the Circuit Court.

As a result of the appellate court's decision, which will not be appealed further by the Company, the Company was required to pay the amount of the judgment on May 9, 2003.  The Company was unable to make this payment on May 9, 2003, and expects Mr. Joseph to petition enforcement of the judgment against the bonding company.  If this occurs, the Company intends to seek to restructure this liability with the bonding company.  There can be no assurance, however, that the bonding company will agree to restructure this liability on terms acceptable to the Company or that the bonding company will not exercise its legal rights to enforce payment.

On May 14, 2003, the Company and Mr. Joseph agreed to the release of the $1.0 million deposited into the escrow account, and the Company received $118,000 of the escrowed funds.  The balance of the account was disbursed to Mr. Joseph.

In April 2003, CIT Technologies Corporation served the Company with a complaint commenced in the Circuit Court for Pinellas County, Florida.  This complaint was filed in connection with the non-payment of monies due for equipment provided under various agreements between CIT and the Company.  The complaint seeks, among other things, damages of in excess of $16.5 million as well as the return of all equipment provided. The Company disputes such amounts and is in discussion with CIT, along with its other creditors, in order to restructure its outstanding liabilities.  There can be no assurances that such discussions will be successful.

In April 2003, Lightwave Drive, LLC commenced a state court action against the Company relating to the Company's lease of real property from Lightwave Drive, LLC.  The suit was filed in Pinellas County, Florida.  Lightwave Drive, LLC seeks damages of approximately $148,000 per month for non-payment of rent in March and April 2003.  The Company is in discussions with Lightwave Drive, LLC regarding settlement of the claims.  There can be no assurances that such discussions will be successful.

In April 2003, Insight Electronics commenced a state court lawsuit against the Company in Pinellas County, Florida.  The complaint was filed in connection with unpaid invoices.  Insight Electronics seeks damages in excess of $40,000.  The Company disputes the claims and is in discussions with Insight Electronics.  There can be no assurances that such discussions will be successful.

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

In February 2003, Micron Optics, Inc. commenced mediation proceedings in Atlanta, Georgia against the Company with the American Arbitration Association.  The mediation was commenced in connection with the breach of contract, including non-payment of amounts due, under a Collaboration & Distribution Agreement between Micron and the Company.  Micron is seeking damages in excess of $500,000.  Mediation was unsuccessful.  Accordingly, the dispute has been submitted to binding arbitration pursuant to the agreement.   The Company is in discussion with Micron, along with its other creditors, in order to restructure its outstanding liabilities.  There can be no assurance that such discussions will be successful.

In July 2002, an employee terminated as part of the Company's January 2002 restructuring initiatives filed a lawsuit claiming wrongful discharge.  Plaintiff seeks damages in excess of $75,000.  The Company has responded to the complaint and denied the substantive allegations therein.  The Company intends to vigorously defend the action.

Numerous creditors have sent demand letters threatening legal proceedings if they are not paid.  The Company is seeking to reach accommodations with such creditors.

The Company from time to time is involved in various other lawsuits and actions by third parties arising in the ordinary course of business.  The Company is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 5.

Other Information

On May 14, 2003, Digital Lightwave, Inc. ("Digital") borrowed an additional $400,000 from Optel, LLC, an entity controlled by Digital's majority stockholder and current chairman of the board of directors, Dr. Bryan Zwan ("Optel") pursuant to a Secured Promissory Note(the“Seventh Note”).  On May 19, 2003, the Company borrowed $620,000 from Optel pursuant to a Secured Promissory Note (the “Eighth Note”).  The Seventh Note and Eighth Note bear interest at an annual rate of 10%, mature on July 31, 2004, unless certain specified events occur accelerating their maturity and are secured by a first priority security interest in substantially all of the assets of Digital pursuant to the Sixth Amended and Restated Security Agreement, dated as of May 14, 2003, the Seventh Amended and Restated Security Agreement, dated as of May 19, 2003 and may be prepaid at any time without penalty.

Digital intends to use the proceeds from the Seventh and Eighth Notes for general corporate and working capital purposes. The Note matures on July 31, 2004, unless certain specified events occur accelerating their maturity.

The Seventh Note, the Eighth Note, the Sixth Amended and Restated Security Agreement, and the Seventh Amended and Restated Security Agreement are attached hereto as exhibits and are incorporated herein by reference. The foregoing summary does not purport to be complete and is qualified in its entirety by references to such documents.

On May 7, 2003, Joseph Ebner, the Company’s Vice President, Controller and Chief Accounting Officer submitted his resignation in order to pursue other interests.

The Company is subject to Nasdaq rules on corporate governance, including audit committee composition of at least three independent directors. Our audit committee currently does not comply with the audit committee requirements. Our noncompliance with the audit committee requirements under Maintenance Standard 1 and other continued listing requirements may result in a delisting from the Nasdaq National Market. Nasdaq has provided the Company with an extension of time to regain compliance with the continued listing requirements. The Company has until May 27, 2003 to identify an additional independent director and submit such information to Nasdaq.

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

Item 6.

Exhibits and Reports on Form 8-K

(a) Exhibits

A list of exhibits is set forth in the Exhibit Index found on page 29 of the report.

(b)  Reports on Form 8-K.

(i)

Current Report on Form 8-K dated as of April 23, 2003, and filed on May 8, 2003, pursuant to Item 5, disclosing the Seth Joseph Matter and the $500,000 loan from Optel, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Digital Lightwave, Inc.

(Registrant)

By:

/s/ JAMES GREEN

James Green

Chief Executive Officer and President

(Principal Executive Officer)

(Principal Financial Officer)*

Date:  May 20, 2003

___________________

* The Company’s Chief Financial Officer resigned recently.  Mr. Green is performing the functions of the principal financial officer until the Company appoints a successor Chief Financial Officer.

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

Date: May 20, 2002

/s/ JAMES GREEN

James Green

Chief Executive Officer and President

(Principal Executive Officer and

Principal Financial Officer)*

___________________

* The Company’s Chief Financial Officer resigned recently.  Mr. Green is performing the functions of the principal financial officer until the Company appoints a successor Chief Financial Officer.

EXHIBIT INDEX

Exhibit Number	Description

10.1+	Secured Promissory Note, dated May 14, 2003, between the Company and Optel, LLC.
10.2+	Sixth Amended and Restated Security Agreement, dated as of May 14, 2003, between the Company and Optel, LLC.
10.3+	Secured Promissory Note, dated May 19, 2003, between the Company and Optel, LLC.
10.4+	Seventh Amended and Restated Security Agreement, dated as of May 19, 2003, between the Company and Optel, LLC.

99.1+	Certification by CEO and CFO Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

+

Indicates such exhibit is filed herewithin.