Form 10-Q
period 2003-08-19
DIGITAL LIGHTWAVE INC
filed 2003-08-20
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-Q

(Mark One)

x           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003, or

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

YES  o  NO  x

                The number of shares outstanding of the Registrant's Common Stock as of August 15, 2003 was 31,572,465.

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2003

INDEX

                                                                                                                                                                                                                Page

PART I.  FINANCIAL INFORMATION

Item 1.                Consolidated Condensed Financial Statements:

                            Consolidated Condensed Balance Sheets—June 30, 2003 (Unaudited)

                            and December 31, 2002.............................................................................................................................................. 1

                            Consolidated Condensed Statements of Operations (Unaudited) –

                            Three Months Ended June 30, 2003 and June 30, 2002........................................................................................ 2

                            Consolidated Condensed Statements of Operations (Unaudited) –

                            Six Months Ended June 30, 2003 and June 30, 2002.............................................................................................. 3

                            Consolidated Condensed Statements of Cash Flows (Unaudited) --

                            Six Months Ended June 30, 2003 and June 30, 2002.............................................................................................. 4

                            Notes to Consolidated Condensed Financial Statements (Unaudited)............................................................. 5

Item 2.                Management's Discussion and Analysis of Financial Condition and

PART II.  OTHER INFORMATION

Item 1.                Legal Proceedings.................................................................................................................................................... 29

Item 5.                Other Information..................................................................................................................................................... 33

Item 6.                Exhibits and Reports on Form 8-K......................................................................................................................... 34

SIGNATURES ...................................................................................................................................................................................... 29

CERTIFICATIONS............................................................................................................................................................................... 35

EXHIBIT INDEX................................................................................................................................................................................... 36

PART I

FINANCIAL INFORMATION

Item 1.                    Consolidated Condensed Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 587	$ 612
Restricted cash and cash equivalents	1,617	2,405
Short-term investments	-	1,527
Accounts receivable, less allowance of $2,033 and $2,394 in 2003 and 2002, respectively	1,793	4,423
Notes receivable	366	1,166
Inventories, net	10,037	14,790
Prepaid expenses and other current assets	6,327	3,910
Total current assets	20,727	28,833
Property and equipment, net	7,258	10,993
Other assets	1,211	2,572
Total assets	$ 29,196	$ 42,398

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$ 13,655	$ 13,624
Capital leases payable	11,680	11,879
Accrued litigation charge	3,102	5,612
Notes payable - other	2,106
Total current liabilities	30,543	31,115
Notes payable - related party	6,500	-
Notes payable - other	3,574	-
Other long-term liabilities	787	519
Total liabilities	41,404	31,634
Stockholders' equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000
shares; no shares issued or outstanding	-	-
Common stock, $.0001 par value; authorized 200,000,000
shares; issued and outstanding 31,499,555 and
31,406,365 shares in 2003 and 2002, respectively	3	3
Additional paid-in capital	81,081	80,855
Accumulated deficit	(93,268)	(69,988)
Accumulated other comprehensive loss	(24)	(106)
Total stockholders' equity (deficit)	(12,208)	10,764
Total liabilities and stockholders' equity (deficit)	$ 29,196	$ 42,398

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Three Months Ended
	June 30,

	2003	2002

Net sales	$ 1,673	$ 4,214
Cost of goods sold	4,690	8,370
Gross profit (loss)	(3,017)	(4,156)
Operating expenses:
Engineering and development	1,956	3,461
Sales and marketing	2,317	2,331
General and administrative	2,155	1,695
Restructuring charges	80
Litigation charge		550
Total operating expenses	6,508	8,037
Operating loss	(9,525)	(12,193)
Other income (expense), net	(572)	168
Loss before income taxes	(10,097)	(12,025)
Benefit from income taxes	-	-
Net loss	$ (10,097)	$ (12,025)
Per share of common stock:
Basic net loss per share	$ (0.32)	$ (0.38)
Diluted net loss per share	$ (0.32)	$ (0.38)
Weighted average common shares outstanding	31,469,415	31,356,470
Weighted average common and common equivalent shares outstanding	31,469,415	31,356,470

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Six Months Ended
	June 30,

	2003	2002

Net sales	$ 3,289	$ 10,513
Cost of goods sold	5,971	11,913
Gross profit (loss)	(2,682)	(1,400)
Operating expenses:
Engineering and development	4,919	6,793
Sales and marketing	5,126	4,789
General and administrative	5,017	3,082
Restructuring charges	1,071	1,300
Litigation charge		550
Impairment of long-lived assets	3,302
Total operating expenses	19,435	16,514
Operating loss	(22,117)	(17,914)
Other income (expense), net	(1,187)	342
Loss before income taxes	(23,304)	(17,572)
Benefit from income taxes	-	-
Net loss	$ (23,304)	$ (17,572)
Per share of common stock:
Basic net loss per share	$ (0.74)	$ (0.56)
Diluted net loss per share	$ (0.74)	$ (0.56)
Weighted average common shares outstanding	31,445,581	31,332,766
Weighted average common and common equivalent shares outstanding	31,445,581	31,332,766

The accompanying notes are an integral part of these consolidated condensed financial statement

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$ (23,304)	$ (17,572)
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	1,946	1,762
Loss on disposal of property	16	41
Provision for uncollectible accounts	13
Provision for excess and obsolete inventory	3,400	6,000
Impairment of long lived assets	3,302
Restructuring charges	80	1,300
Compensation expense for stock option grants	75
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,618	495
(Increase) decrease in inventories	1,397	(7,079)
(Increase) decrease in prepaid expenses and other assets	(1,307)	(2,115)
Increase (decrease) in accounts payable and accrued liabilities	4,763	(261)
Increase (decrease) in accrued litigation charge	(2,510)	550
Net cash (used in) provided by operating activities	(9,511)	(16,879)
Cash flows from investing activities:
Purchases of short-term investments	(2,400)	(14,690)
Proceeds from sale of short-term investments	1,002
Proceeds from the maturity of short-term investments	3,006
Increase in restricted cash and cash equivalents	788	(12,839)
Purchases of property and equipment	(148)	(749)
Issuance of notes receivable		(175)
Repayment of notes receivable	800
Net cash (used in) provided by investing activities	3,048	(28,453)
Cash flows from financing activities:
Proceeds from notes payable - related party	7,462	811
Principal payments on notes payable - related party	(962)
Proceeds from notes payable - other	47
Principal payments on notes payable - other		(451)
Borrowing under revolving credit facility		10,000
Proceeds from sale of common stock, net of expense	90	306
Principal payments on capital lease obligations	(199)	(268)
Net cash (used in) provided by financing activities	6,438	10,398
Net (decrease) increase in cash and cash equivalents	(25)	(34,934)
Effect of translation adjustment		4
Cash and cash equivalents at beginning of period	612	51,044
Cash and cash equivalents at end of period	$ 587	$ 16,114

Other supplemental disclosures:
Cash paid for interest	$ 100	$ 19
Inventory transferred to fixed assets		$ 2,186

Non-cash transactions
The Jabil settlement in the second quarter resulted in a $1.1 million increase to prepaid assets for future inventory purchases, a reduction of $4.5 million in accounts payable, and a $5.6 million increase in notes payable.
Deferred compensation associated with stock option grants was $62 and $0 for the six months ended June 30,2003 and 2002, respectively.

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

 The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company”, “Digital Lightwave”, “us,” “we,” “our,” etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the six month period ending June 30, 2003, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Annual Report on Form 10-K for the year ended December 31, 2002.

Operational Matters

 As of June 30, 2003, the Company’s unrestricted cash and cash equivalents and short-term investments were approximately $587,000, a decrease of $1.6 million from unrestricted cash and cash equivalents and short-term investments as of December 31, 2002.  As of June 30, 2003 the Company's working capital deficit was approximately $9.7 million as compared to $2.3 million at December 31, 2002. For the six months ended June 30, 2003, the Company reported a net loss of $23.3 million and cash flows used in operations of $9.5 million. The Company had an accumulated deficit of $93.2 million at June 30, 2003.

 The Company expects to continue to incur operating losses through 2003. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues.  As further discussed below, our ability to maintain sufficient liquidity in the future is dependent on us obtaining additional debt financing, resolving outstanding legal actions brought against us, successfully negotiating extended payment terms with certain vendors and other creditors, maintaining tight controls over spending, successfully achieving our product release schedules and attaining our forecasted sales objectives.

     The Company has insufficient short-term resources for the payment of its current liabilities. Various creditors have contacted us in order to demand payment for outstanding liabilities owed to them and some creditors have commenced legal proceedings against the Company seeking in excess of an aggregate of $20.0 million in damages.  We are in discussions with our creditors in order to restructure our outstanding liabilities and we are attempting to resolve the outstanding legal actions brought against us.  For a detailed discussion of the Company’s ongoing litigation and settlement with its creditors, see Note 4 – Legal Proceedings.  In order to alleviate the Company’s working capital shortfall, we are attempting to raise additional debt financing.  Since February 2003, the Company has raised approximately $10.46 million from Optel, LLC and Optel Capital, LLC, entities controlled by the Company’s majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan (collectively “Optel”), pursuant to several secured promissory notes ( the “Optel Notes”) (as further described in Note 9 – Related Party Transactions), of which approximately $9.5 million is currently outstanding.  The Optel Notes bear interest at a rate of 10%, mature on July 31, 2004, unless certain specified events occur accelerating their maturity, and are secured by a first priority security interest in substantially all of the assets of the Company pursuant to a separate agreement between Optel and the Company.  The Company has no commitment from Optel for future financing.  Optel has advised the Company that it will nonetheless be willing to consider requests from the Company for additional funds, but will only make advances in its sole discretion.  There can be no assurance that Optel will provide additional financing and, as of the date of this report, the Company is unaware of any other lenders who would be willing to provide financing to the company.  In addition, the Company is unaware of the extent of Optel’s capital resources and ability to provide further debt financing to the Company.

The Company’s ability to meet cash requirements over the next twelve months is dependent on its ability to obtain additional financing, successfully negotiate extended payment terms with certain vendors, restructure certain outstanding liabilities, and attain its forecasted sales objectives. There can be no assurance, however, that the Company can raise additional financing from Optel or from any other source on terms favorable to it, or at all, or that the Company’s creditors will agree to any restructuring of outstanding liabilities. If the Company is unable to secure adequate financing on terms acceptable to the Company or is unable to successfully renegotiate trade payables, then it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term.

The Company cannot assure you that it will be able to obtain additional financing , that it will achieve profitability or, if it achieves profitability, that the profitability will be sustainable, or that we will continue as a going concern.  As a result, our independent certified public accountants have included an explanatory paragraph for a going concern in their report for the year ending December 31, 2002 that was included in our Annual Report on Form 10-K filed on April 15, 2003.  To date, the Company has been unable to identify any source of future financing other than Optel and it is unlikely that other sources will be located in the foreseeable future.

Impairment of Long-Lived Assets

       Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  During the first quarter of 2003, the Company performed an impairment analysis related to the long-lived assets associated with the OTS product line.  The impairment was calculated in accordance with the guidelines set forth in Financial Accounting Standards Board Statement Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and indicated future cash flows from the Company’s OTS product line were insufficient to cover the carrying value of the long-lived assets supporting the OTS product line. Therefore, the Company calculated an impairment using the probability-weighted approach with an average life of 5 years and a risk-free rate of interest of 4.0%.  As a result, in the first quarter of 2003, the Company recorded non-cash impairment charges of approximately $3.3 million on its intangible assets and property and equipment associated with the OTS product line.   No impairment charges were recorded in the second quarter of 2003.

Accrued Warranty

      The Company provides the customer a warranty with each product sold which guarantees the reliability of the product for a period of one – three years.  The Company’s policy for product warranties is to review the warranty reserve on a quarterly basis for specifically identified or new matters and to review  the reserve for estimated future costs associated with any open warranty years.  The reserve amount is an estimate based on historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products.  A change in these factors could result in a change in the reserve balance.  Warranty costs are charged against the reserve when incurred.

The reconciliation of the warranty reserve is as follows:

	Six Months Ended
	June 30,
	2003	2002

Beginning balance of warranty reserve	$ 1,191	$ 1,550
Adjustment to estimates	(248)	294
Warranty expense	(96)	(259)
Ending balance of warranty reserve	$ 847	$ 1,585

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

   For sales made under an original equipment manufacturer (“OEM”) arrangement, delivery generally occurs when the product is delivered to a common carrier.  OEM sales are defined as sales of Company products to a third party that will market the products under their brand.

 For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class.  Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance found in Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non-monetary Transactions and related interpretations.  Revenue and cost of sales are recorded based upon the cash portion of the transaction.  The remaining costs associated with the new units are assigned to the units received on trade.  When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction.

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

Computation of Net Loss Per Share

 Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented.   For the quarters and six months ended June 30, 2003 and 2002, diluted loss per share, does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 28,335 and 23,535 for the three months and six months ended June 30, 2003.  The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

		Three Months Ended
		June 30,
		2003	2002
Basic:
	Weighted average common shares outstanding	31,469,415	31,356,470
	Total basic	31,469,415	31,356,470
Diluted:
	Incremental shares for common stock equivalents	-	-
	Total dilutive	31,469,415	31,356,470

		Six Months Ended
		June 30,
		2003	2002
Basic:
	Weighted average common shares outstanding	31,445,581	31,332,766
	Total basic	31,445,581	31,332,766
Diluted:
	Incremental shares for common stock equivalents	-	-
	Total dilutive	31,445,581	31,332,766

Stock Based Compensation

        At June 30, 2003, the Company had two stock-based employee compensation plans.  The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The stock-based compensation recorded resulted from options issued to the Company’s Strategic Restructuring Advisor that is more fully described in Note 9 – Related Party Transactions.  The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                                      Three months ended June 30,                                                                          Three months ended June 30,

	2003	2002		2003	2002
			(in thousands except per share)

Net income (loss), as reported	$ (10,097)	$ (12,025)		$ (23,304)	$ (17,572)
Add: Stock-based employee
compensation included in
reported net income, net of
related tax effects	38			75
Deduct: Total stock - based
employee compensation
expense determined under
fair value based method for
all awards, net of related tax effects	(2,369)	(3,672)		(1,646)	(5,791)
Pro forma net income (loss)	$ (12,428)	$ (15,697)		$ (24,875)	$ (23,363)

Earnings (loss) per share:
Basic-as reported	$ (0.32)	$ (0.38)		$ (0.74)	$ (0.56)
Basic pro-forma	$ (0.39)	$ (0.50)		$ (0.79)	$ (0.75)

Diluted-as reported	$ (0.32)	$ (0.38)		$ (0.74)	$ (0.56)
Diluted-proforma	$ (0.39)	$ (0.50)		$ (0.79)	$ (0.75)

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

 In May 2003, the Financial Accounting Standards Board issued Statement 150 (SFAS 150) Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  This Statement requires that an issuer classify certain financial instruments as a liability or an asset.  Previously, many financial instruments with characteristics of both liabilities and equity were classified as equity.  Financial instruments subject to SFAS 150 include financial instruments with any of the following features;

·         An unconditional redemption obligation at a specified or determinable date, or upon an event that is certain to occur;

·         An obligation to repurchase shares, or indexed to such obligation, which may require physical share or net cash settlement;

·         An unconditional, or for new issuances conditional, obligation that may be settled by issuing a variable number of equity shares if either (a) a fixed monetary amount is known at inception, (b) the variability is indexed to something other than the fair value of the issuer’s equity shares, or (c) the variability moves inversely to changes in the fair value of the issuer’s shares.

      The standard requires that all such instruments be classified as a liability, or an asset in certain circumstances, and initially measured at fair value.  Forward contracts that require a fixed physical share settlement and mandatorily redeemable financial instruments must be subsequently remeasured at fair value on each reporting date.  This standard is effective for all financial instruments entered into or modified after May 31, 2003, and for all other financial instruments, at the beginning of the first interim period beginning after June 15, 2003.  This Statement is not expected to materially impact the Company’s consolidated financial statements.

In November 2002, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued.  FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee.  The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee.  FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002.  Effective for interim and annual periods ending after December 15, 2002, FIN 45 requires guarantors to disclose certain information for guarantees, including product warranties and certain indemnifications the Company provides.  The adoption of FIN 45 did not have a material impact on the Company’s financial statements.

 In January 2003, FASB Interpretation 46, Consolidation of Variable Interest Entities an interpretation of ARB No. 51 was issued.  This Interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interests.  All enterprises with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. A nonpublic entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the end of the first annual reporting period beginning after June 15, 2003.  The Company does not anticipate FASB Interpretation 46 will have a material impact on its financial statements.

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

 In November 2002, the Emerging Issues Task Force also reached a consensus opinion on EITF 02-16, Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor.  EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement.  In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred.  The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002.  The adoption of EITF 02-16 did not have a material impact on the Company’s financial statements.

Reclassifications

  Certain amounts relating primarily to accounts payable and capital leases in the December 31, 2002 financial statements have been reclassified to conform to the June 30, 2003 financial statement presentation.  Additionally, certain amounts relating to the warranty reserve have been reclassified to conform to the June 30, 2003 financial statement presentation.

2.  BRANCH OFFICE CLOSINGS

During the quarter ended March 31, 2003, the Company closed sales offices located in Brazil, Singapore, India and Australia as part of restructuring efforts more fully described in Note 5 below. There were no branch office closings in the second quarter of 2003.

3.  INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2003	2002
	(In thousands)

Raw materials	$ 14,910	$ 13,754
Work-in-process	312	246
Finished goods	8,928	11,728
Provision for excess and obsolete inventory	(14,113)	(10,938)
	$ 10,037	$ 14,790

In December 2001, the Company signed a manufacturing service agreement with Jabil Circuit, Inc. (“Jabil”), a leading provider of technology manufacturing services with a customer base of industry-leading companies.  Under the terms of the agreement, Jabil purchased the Company’s existing inventory to fulfill orders until the Company’s inventory was depleted to safety stock levels.  Under the terms of the agreement, Jabil had served as the Company’s primary contract manufacturer for the Company’s circuit board and product assembly and provided engineering design services.

On February 27, 2003, Jabil terminated the manufacturing service agreement and on March 19, 2003 commenced an arbitration proceeding seeking damages in excess of $6.8 million. Under the terms of the Jabil manufacturing services agreement, the Company will be responsible to purchase certain inventory that was acquired by Jabil to fulfill outstanding purchase orders and build schedule forecasts. Jabil has informed the Company that the value of this inventory is approximately $3.5 million.  The Company and Jabil have negotiated a final settlement for all amounts owing by the Company under the now terminated manufacturing services agreement.  For further discussion, see Note 4 – Legal Proceedings.

     There can be no assurance that the Company will have adequate inventory to satisfy sales during the next three months, that the Company will be able to successfully obtain financing for the procurement of inventory, or provide for the manufacture of its products.  Failure to procure inventory, enter into a substitute manufacturing agreement, or ramp up production at the Company’s facilities in a timely fashion would interrupt the Company’s operations and adversely impact its ability to manufacture its products.

As of June 30, 2003, inventories included approximately $2.0 million of trade-in products.

In 2002, the Company recorded a $12.7 million provision for excess and obsolete inventory (principally, in the second and fourth quarters of 2002). In June 2003, the Company recorded an additional $3.4 million provision for excess and obsolete inventory relating principally to its OTS and OWM inventory. When evaluating the adequacy of the reserve for excess and obsolete inventory the Company analyzes current and expected sales trends, the amount of parts on - hand, the market value of parts on - hand and the viability and technical obsolescence of products and components.

4.  LEGAL PROCEEDINGS

 Seth P. Joseph

 On November 23, 1999, Seth P. Joseph, a former officer and director of the Company, commenced arbitration proceedings against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute and breach of an indemnification agreement and the Company’s bylaws. As relief, Mr. Joseph sought $500,000, attorneys’ fees, interest and stock options for 656,666 shares of the Company’s common stock exercisable at a price of $5.25 per share. The Company filed an answer denying Mr. Joseph's allegations and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph sought repayment of loans totaling approximately $113,000 plus interest.  Mr. Joseph subsequently dismissed without prejudice all of his claims other than his claim under the Whistleblower Statute.  The arbitration hearing on Mr. Joseph’s Whistleblower claim and the Company’s counterclaims concluded on October 5, 2001. The parties submitted proposed findings to the arbitrator on October 17, 2001. As part of his proposed findings, Mr. Joseph sought an award of $4.8 million and attorneys’ fees and costs.  On November 9, 2001, the Company was notified of the arbitrator's decision which awarded Mr. Joseph the sum of approximately $3.7 million and attorneys’ fees and costs.  On December 20, 2001, the arbitrator issued a corrected award and awarded Mr. Joseph the sum of $3.9 million and attorneys’ fees and costs in an amount to be determined.  On January 23, 2002, Mr. Joseph filed a motion seeking the award of $1.1 million in attorneys’ fees, costs and interest thereon.  On July 18, 2002, the arbitrator issued an award to Mr. Joseph of $575,000 for attorneys’ fees, $165,000 for costs, $10,000 for a portion of the arbitrator fees, plus interest from November 1, 2001 until paid.

On December 26, 2001, the Company filed a petition to vacate or modify the arbitration award in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida, in an action entitled Digital Lightwave, Inc. v. Seth P. Joseph, Case No. 01-9010C1-21. The Company filed an amended petition on December 26, 2001, following the corrected arbitration award.  Subsequently, Mr. Joseph filed a cross-motion to confirm the arbitration award.  On March 26, 2002, the Court denied the Company's petition to vacate the arbitration award, granted Mr. Joseph’s cross-motion to confirm the award, and entered a judgment in favor of Mr. Joseph in the amount of $4.0 million including interest (the “Final Judgment”).  On April 4, 2002 the Company posted a civil supersedeas bond in the amount of $4.8 million, issued by Fidelity and Deposit Company of Maryland, n/k/a Zurich American Insurance Company (“Fidelity”) which represents the amount of the judgment plus two times the estimated interest, to secure a stay of enforcement of the Circuit Court judgment pending the Company’s appeal.  In January 2003, the Company paid approximately $1.0 million into an escrow account for Mr. Joseph’s legal fees and interest on the balance recorded by the Company in 2002.  The Company appealed the decision and judgment of the Circuit Court. On April 23, 2003, the appellate court affirmed the decision and judgment of the Circuit Court. On May 14, 2003, the Company and Mr. Joseph agreed to the release of the $1.0 million deposited into the escrow account, and the Company received $118,000 of the escrowed funds.  The balance of the account was disbursed to Mr. Joseph.

 As a result of the appellate court's decision, which was not appealed further by the Company, the Company was required to pay the amount of the Final Judgment on May 9, 2003.  The Company was unable to make this payment on May 9, 2003. Upon a motion for disbursement of bond proceeds, the Circuit Court ordered Fidelity to pay the Final Judgment, inclusive of prejudgment interest, totaling approximately $4.5 million, by June 16, 2003, plus interest for each additional day thereafter until paid.  Pursuant to a motion to determine amount of appellate attorneys' fees, costs and expenses, on June 10, 2003, the Circuit Court awarded Mr. Joseph appellate attorneys' fees and costs for the subsequently determined amount of $65,415 (the “Attorney’s Fees and Costs Judgment”)

 In connection with the foregoing, on June 13, 2003, the Company and Fidelity entered into a Compromise and Settlement Agreement. Under the terms of the agreement, the Company is required to pay Fidelity 60% of the amount paid by Fidelity under the Final Judgment and the Attorneys' Fees and Costs Judgment as follows: (a) within 10 days of the date Fidelity makes payment on each Judgment, the Company shall pay to Fidelity 35% of the amount paid by Fidelity on such Judgment; (b) thereafter, as to each Judgment, within 30 days of the first payment, the Company shall pay to Fidelity an additional 10% of the amount paid by Fidelity on such Judgment; (c) within 30 days of the second payment, the Company   shall pay an additional 10% of the amount paid by Fidelity on such Judgment; and (d) within 60 days of the third payment, the Company shall pay an additional 5% of the amount paid by Fidelity on such Judgment.  On June 18, 2003, Fidelity paid the Final Judgment plus interest in the amount of $4,484,414 and on July 15, 2003, Fidelity paid the Attorneys’ Fees and Cost Judgment.  The Company has paid the first and second settlement payment with respect to the Final Judgment, and the first settlement with respect to the Attorneys’ Fees and Costs Judgments under the agreement.

       Upon payment in full by the Company in accordance with the terms of the agreement, Fidelity shall provide to the Company a release from any and all obligations and liabilities to Fidelity under the Bond, the Final Judgment and the Attorneys' Fees and Costs Judgment, and an assignment of all of Fidelity's rights under the Final Judgment and the Attorneys' Fees and Costs Judgment.  If the Company does not timely perform its obligations under the agreement, or in the event that the Company files or is the subject of a petition for relief pursuant to Title 11 of the United States Bankruptcy Code and Fidelity is required or compelled to return any portion of the Company's payments under the agreement, the Final Judgment and the Attorneys' Fees and Costs Judgment, plus interest and attorneys' fees and costs allowed under the agreement, less any payments by the Company under the agreement retained by Fidelity, shall be reinstated as the obligation owed to Fidelity by the Company.  In addition, in the event that the Company files or is the subject of a petition for relief pursuant to Title 11 of the United States Bankruptcy Code and Fidelity is required or compelled to return any portion of the Company's payments under the agreement, the release and assignments provided by Fidelity to the Company shall be void and of no effect.

        The Company has a liability of approximately $3.1 million at June 30, 2003 that is reflected as an accrued litigation charge.  The Company has not recognized the decrease in the liability as a result of the Compromise and Settlement with Fidelity.  This is due to the default provisions and the uncertainty of the Company’s ability to pay this obligation.  Upon full payment of the agreed upon terms, the Company will recognize a gain of approximately $1.8 million.

CIT Technologies Corporation

On April 7, 2003, CIT Technologies Corporation (“CIT”), the Company’s largest creditor, served the Company with a complaint in connection with a lawsuit commenced in the Circuit Court for Pinellas County, Florida.  This complaint was filed in connection with the non-payment of monies due for equipment provided under various lease agreements between CIT and the Company.  The complaint seeks, among other things, damages in excess of $16.5 million as well as the return of all leased equipment. The Company disputes certain of the amounts claimed by CIT and is proceeding with the defense of its position in court.  Additionally, the Company is attempting to discuss and resolve its disputes with CIT as it is doing with its other creditors as a part of its overall efforts to restructure its outstanding liabilities.  There can be no assurances that such discussions will be successful or that the Company will otherwise be successful in resolving its disputes with CIT or restructuring its obligations to CIT.

Lightwave Drive, LLC

        In April 2003, Lightwave Drive, L.L.C. ("Landlord"), the landlord for the headquarters of the Company located at 15550 Lightwave Drive, Clearwater, Florida 33760 (the "Leased Property"), filed a complaint against the Company in the Sixth Judicial Circuit for Pinellas County, Florida, Case No. 0300241CI-15 (the "Lawsuit"), seeking eviction and monetary damages for unpaid rent and real estate taxes under the Lease Agreement between Landlord and the Company dated as of January 14, 1998, as amended (the "Lease").  The Lease is secured by an irrevocable standby letter of credit issued by First Union National Bank, n/k/a Wachovia Bank, N.A. (the "Letter of Credit") in the aggregate total amount of $2.0 million.  The Landlord previously drew down the Letter of Credit in the amount of $463,642. for unpaid rent accrued in March and April, 2003 and for the 2002 real estate taxes on the Leased Property, and the Landlord is currently entitled to draw down the Letter of Credit in the amount of $53,333 for the amount due under the Lease following the Company's first settlement payment under the Settlement and Lease Modification Agreement discussed below.

       In connection with the foregoing, on July 22, 2003, the Company and the Landlord entered into a Settlement and Lease Modification Agreement (the "Agreement"). Under the terms of the Agreement, the Landlord agreed to forebear from pursuing the relief requested in the Lawsuit and the parties agreed to amend the Lease pursuant to the Agreement.  Further, under the terms of the Agreement, the Company paid Landlord $421,500. on July 23, 2003, and agreed to pay Landlord as follows: (i) as advance payment of the year 2003 real estate taxes for the Leased Property, the payment of $33,000 per month for the five month period beginning October 1, 2003, and ending on February 29, 2004, to be paid in accordance with the rent payment provisions of the Lease and subject to adjustment for any difference between the estimated and the actual 2003 tax liability; (ii) as partial payment of the rent due for the months between and including August, 2003 and December, 2003, the payment of $75,000, to be paid in accordance with the rent payment provisions of the Lease; and (iii) beginning on January 1, 2004, the full amount of the rent due under the Lease, to be paid in accordance with the rent payment provisions of the Lease.

      In addition, for the months between and including August, 2003 and December, 2003, Landlord is entitled to draw on the Letter of Credit for the difference between the Company’s rent obligations under the Lease and the Company’s $75,000 payment, and Landlord agreed to only make further draws on the Letter of Credit in the event the Company is in default under the Lease as modified by the Agreement.  Pursuant to the Agreement, on or before November 10, 2003, the Company agreed to provide Landlord with a new letter of credit in the amount of $1,350,000with an effective date on or before November 20, 2003 (the "New Letter of Credit").  The New Letter of Credit will replace the Letter of Credit.  In the event that the Company fails to deliver the New Letter of Credit to Landlord as set forth above, the Company shall be deemed to be in default of the Lease and Landlord shall immediately, without notice or opportunity to cure, be entitled to draw the entire amount of the Letter of Credit as security for the Company’s obligations under the Lease.  Subject to certain conditions, effective November 20, 2006 and November 20, 2007, the amount of the New Letter of Credit may be reduced to $1,150,000 and $1,000,000, respectively.

      Additionally, a default by the Company or Landlord under the Agreement shall constitute an Event of Default under the Lease, as such term is defined under the Lease, and except as expressly modified in the Agreement, the Lease shall remain in full force and effect.  In connection with the foregoing settlement, Landlord has filed a Notice of Voluntary Dismissal Without Prejudice with respect to the Lawsuit.

Jabil Circuit, Inc.

       In February 2003, Jabil terminated the manufacturing services agreement with the Company, and in March 2003, Jabil commenced an arbitration proceeding against the Company with the American Arbitration Association.  The arbitration was commenced in connection with the non-payment by the Company of amounts due under the manufacturing services agreement.  Jabil claimed damages in excess of $6.8 million for unpaid invoices, termination charges and costs and charges relating to the cessation of manufacturing.  Jabil also sought recovery of interest, costs and expenses.

      On May 21, 2003 (but effective as of May 1, 2003), the Company and Jabil entered into a forbearance agreement relating to Jabil’s claims against the Company relating to the manufacturing services agreement.  Under the terms of the forbearance agreement, the Company (a) paid Jabil $620,000 in cash, (b) delivered to Jabil a promissory note in the original principal amount of approximately $2.84 million (the “First Note”), and (c) delivered to Jabil a promissory note in the original principal amount of approximately $2.74 million (the “Second Note” and, together with the First Note, the “Notes”).  The Company and Jabil agreed that the principal amount of the First Note represents the unpaid outstanding accounts receivable owed by the Company to Jabil for product previously delivered to the Company under the manufacturing services agreement and that the principal amount of the Second Note represents the compromised amount due by the Company to Jabil for component inventory, work-in-process inventory, and finished goods inventory for which the Company has not yet paid Jabil.

       Each of the Notes bears interest at six percent (6.0%) per year.  Under the First Note, the Company is required to make a payment of approximately $253,000 on September 1, 2003, and thereafter is required to make monthly payments of approximately $210,000 from October 1, 2003, through October 1, 2004.  The Second Note does not provide for periodic payments.  The Second Note requires the Company to pay all unpaid principal and accrued interest in full on October 1, 2004.  As provided for in the forbearance agreement, all payments made by the Company to Jabil for certain existing inventory (as such term is defined in the forbearance agreement) and all proceeds from the sale of such inventory by Jabil to third parties will be credited as payments on the Second Note.  Each of the Notes provides for the accelerated payment of all unpaid principal and accrued interest upon the occurrence of certain events described in the Notes.

        Pursuant to the forbearance agreement, Jabil agreed to forbear from taking further actions to collect on Jabil’s claim but only so long as the Company complies with all terms, conditions, obligations, and duties provided in the forbearance agreement, the Notes, and each other document or agreement signed in connection with the forbearance agreement.  If the Company does not timely perform its obligations or defaults under the forbearance agreement, the Notes or any related agreement, Jabil no longer will be required to forbear in pursuing the immediate collection of all amounts owed by the Company to Jabil, and Jabil may take all legal action to collect the amounts and enforce its rights.  As further consideration to the Company under the forbearance agreement, Jabil agreed to allow Optel to purchase the Notes at a 20% discount off the full outstanding principal and unpaid accrued interest at any time during the period between the date of the forbearance agreement and September 1, 2003.

         Under the terms of the forbearance agreement, the Company acknowledged that Jabil rightfully terminated the manufacturing services agreement in February 2003.  The Company and Jabil have begun the negotiations for a new manufacturing agreement, but no agreement has been reached and there is no commitment or obligation for either party to enter into a new manufacturing agreement.  The parties agreed that if they are able to reach an understanding with respect to any such new manufacturing agreement, the Company will be required to prepay Jabil for any additional inventory or component parts that are to be purchased, and that Jabil will have no obligation to pay or carry the costs or expenses for any additional inventory or component parts to be used in the manufacturing process.

     Jabil is currently in possession of $3.4 million of inventory which is considered inventory of the Company and is recorded as an other current asset.  The inventory is being held by Jabil as collateral for the Second Note and will be proportionately released as payments are made under the Second Note.

Micron Optics, Inc.

   In February 2003, Micron Optics, Inc. (“Micron”) commenced mediation proceedings against the Company.  The mediation was commenced between Micron and the Company in connection with the alleged breach of contract and amounts owing under a Collaboration & Distribution Agreement between Micron and the Company.  Micron is seeking damages in excess of $500,000. The mediation was unsuccessful and the dispute has been submitted to binding arbitration pursuant to the agreement between Micron and the Company.  The Company is in discussion with Micron in an effort to resolve this matter as a part of the Company’s ongoing efforts to restructure its outstanding liabilities.  There can be no assurance that such discussions will be successful.

JDS Uniphase

      Pursuant to a letter agreement between the Company and JDS Uniphase, a creditor of the Company ("JDSU"), dated July 25, 2003, the Company and JDSU entered into a settlement for the cancellation of certain outstanding JDSU accounts receivables set forth in the letter agreement in the aggregate amount of $696,628.  Under the terms of the letter agreement, the Company paid JDSU the sum of $174,157 and the Company and JDSU agreed to release each other from certain liabilities relating to the cancelled accounts.  Although this letter agreement was entered into after June 30, 2003, the amounts settled thereunder were in dispute prior to such date.

Arrow Electronics, Inc.

      On August 11, 2003, Arrow Electronics Inc. (“Arrow”) filed a complaint against the Company in the Circuit Court in and for Pinellas County, Florida, Case No. 03-6144-CI-13 alleging a breach of a Mutual Purchase and Sale Agreement and seeking approximately $3.5 million in damages.  The Company's response to the complaint is due by September 2, 2003, and the Company intends to defend the action.   Additionally, the Company is attempting to discuss and resolve its disputes with Arrow as it is doing with its other creditors as part of its overall efforts to restructure its outstanding liabilities. Although the complaint was filed after June 30, 2003, the amount of damages claimed thereunder was in dispute prior to such date.

     The Company currently has an asset of $1.1 million for credits issued to the Company that is recorded as an other current asset and a $1.9 million payable for past purchases of electronic components.  The Company has not recorded any additional liability related to this claim because management believes  Arrow’s additional claim is without merit.

Other

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

5.  RESTRUCTURING CHARGES

In January 2002, the board of directors approved cost reduction initiatives aimed at reducing operating costs. These included a reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production for our product lines.  All affected employees were terminated in January 2002 and given severance based upon years of service with the Company.  The Company recorded a restructuring charge of approximately $1.3 million in the first quarter of 2002.  Approximately $69,000 related to severance payments which were extended through December 2003 and settlement costs from litigation related to this reduction was unpaid at June 30, 2003.

In January 2003, the board of directors approved a reduction in workforce of an additional 46 positions, or approximately 24% of the Company’s employment base.  This included closing the Company’s sales offices in Brazil, Singapore, India and Australia.  The Company recorded a restructuring charge of approximately $1.3 million related to the employment reduction.  The total costs associated with the restructuring are expected to be paid by July 2003.  Approximately $300,000 of previously recorded restructuring charges related to certain executive severance agreements were reversed in the first quarter of 2003 as the timeframe for the reimbursement of these costs expired.  In March 2003, the board of directors approved another reduction in workforce of 12 positions and no restructuring charge was taken.  In each of April 2003 and June 2003, the board of directors approved further reductions in workforce of 5 positions.  As a result of these reductions, the Company recorded a restructuring charge of $80,000 for the second quarter of 2003.

A summary of activity associated with the restructuring charges for the period ended June 30, 2003 was as follows:

	Balance at			Balance at
	December 31,		Payments/	June 30,
	2002	Additions	Reductions	2003
(in thousands)
Severance	$ 342	$ 1,283	$ (1,153)	$ 472
Legal and other expenses	152	48	(155)	$ 45
Lease payments	-	-		$ -
	$ 494	$ 1,331	$ (1,308)	$ 517

6.  COMMITMENTS

At June 30, 2003, the Company had non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $313,000.  In August 2003, the Company was able to negotiate the cancellation of approximately $279,000 of these commitments.

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

 At June 30, 2003, there were approximately $1.5 million of letters of credit outstanding under this facility collateralized by approximately $1.6 million of the Company’s cash and cash equivalents which were classified as restricted at June 30, 2003.  The Company currently has no additional borrowing capacity under this facility.

8.  SALE-LEASEBACK TRANSACTIONS AND CAPITAL LEASES

In 2002, the Company entered into two sales-leaseback transactions with CIT in which the Company received $2.6 million and $4.3 million.  The principal payments under the leases are $3.4 million over 36 months and $4.4 million over 24 months.  The assets are classified as demonstration equipment in property and equipment and are depreciated over the life of the leases.  The Company recorded deferred gains on these transactions of $1.2 million and $1.8 million which are recorded as offsets against demonstration equipment and are being amortized over the life of the leases as an offset against depreciation expense.

In 2002, the Company also entered into two capital leases with CIT for demonstration equipment with values of $1.4 million and $2.8 million.  The principal payments under the leases are $1.4 million over 36 months and $2.8 million over 24 months.  These leases are depreciated over the life of the leases.  The units leased are recorded in property and equipment as demonstration equipment.

As of June 30, 2003, the Company was in default of the above capital leases and accordingly the entire balance due is classified as a current liability.  The Company is currently involved in litigation with CIT due to the Company’s default under the terms of the leases.  See Note 4 – Legal Proceedings.

     Property and equipment under capital leases as of June 30, 2003 was $11.6 million, and the total capital lease obligation for these transactions was $11.6 million as of June 30, 2003.

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

        In April 2002, Mr. Green borrowed an additional $175,000 from the Company.  On April 12, 2002, this borrowing was combined with the previous note of $200,000 plus accrued interest of approximately $16,000 into one note with a principal balance of approximately $391,000, which is classified in notes receivable.  This note accrues interest at 8.0% with the principal and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of the officer’s stock holdings or on the date of termination of the officer’s employment with the Company.  This note is collateralized by the chief executive officer’s stock holdings in the Company, future cash bonuses which may become payable and a second lien on the officer’s residence.  As of June 30, 2003, the outstanding balance was approximately $366,000 with accrued interest of approximately $37,000.

         Effective August 1, 2003,  $50,000 a year of Mr. Green’s annual salary will be used to repay the note discussed above. This repayment will be deducted proportionally each pay period.

       On January 23, 2003, Robert Hussey, a director of the Company, was appointed Strategic Restructuring Advisor,

effective as of December 1, 2002.  Mr. Hussey was granted an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.28 per share, which was the market price on the date of the grant.  The option vests ratably on annual basis over a three-year period. In addition, Mr. Hussey will receive a monthly service fee of $15,000 for a minimum of twelve (12) months.

        During fiscal year 2003, the Company has borrowed a total amount of $10,461,710 million from Optel, ,LLC and Optel Capital, LLC, entities controlled by the Company’s majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan (collectively “Optel”) pursuant to several secured promissory notes (the "Optel Notes") of which approximately $9.5 million is currently outstanding. All of the Optel Notes bear interest at an annual rate of 10%, are secured by a first priority interest in substantially all of the assets of the Company pursuant to a security agreement and may be prepaid at any time.  The following table shows the dates and principal amounts of each Optel Note..

Date                                                        Principal Amount of Note

February 14, 2003                                                   $ 800,000

February 26, 2003                                                      650,000

February 28, 2003(1)                                                 961,710

March 28, 2003                                                          450,000

April 2, 2003                                                                 60,000

April 29, 2003                                                             500,000

May 14, 2003                                                              400,000

May 19, 2003                                                              620,000

May 29, 2003                                                              520,000

June 12, 2003                                                              500,000

June 26, 2003                                                           2,000,000

July 14, 2003                                                               500,000

July 22, 2003                                                            1,000,000

July 29, 2003                                                               500,000

August 14, 2003                                                      1,000,000

(1)                 On March 5, 2003, the Company repaid the entire balance due under this note.

The Company has no commitment from Optel for future financing.  Optel has advised the Company that it will nonetheless be willing to consider requests from the Company for additional funds, but will only make advances in its sole discretion.

      In April, 2003, prior to Robert Moreyra's appointment to the Board, Atlantic American Capital Advisors, LLC ("AACA"), a company of which Mr. Moreyra is Senior Managing Director, received compensation from the Company in the amount of $12,500 for certain services performed for the Company in connection with the Company's negotiations with its creditors.  The Company has no ongoing arrangements with AACA and does not intend to make any further payments to AACA.

1.

SUBSEQUENT EVENTS

      Pursuant to a letter agreement between the Company and JDS Uniphase, a creditor of the Company ("JDSU"), dated July 25, 2003, the Company and JDSU entered into a settlement for the cancellation of certain outstanding JDSU accounts receivables set forth in the letter agreement in the aggregate amount of $696,628.  Under the terms of the letter agreement, the Company paid JDSU the sum of $174,157 and the Company and JDSU agreed to release each other from certain liabilities relating to the cancelled accounts.

      On August 11, 2003, Arrow Electronics Inc. filed a complaint against the Company in the Circuit Court in and for Pinellas County, Florida, Case No.03-6144-CI-13 alleging a breach of a Mutual Purchase and Sale Agreement and seeking approximately $3.5 million in damages.  The Company's response to the complaint is due by September 2, 2003, and the Company intends to defend the action.  Additionally, the Company is attempting to discuss and resolve its disputes with Arrow as it is doing with its other creditors as part of its overall efforts to restructure its outstanding liabilities.

     Effective September 15, 2003 the Company’s staff and assets currently located at  20 Research Place, Chelmsford, Massachusetts, will move to a yet to be determined location. The engineering and development, production, and repair services focused on the OTS product line and jitter technology and the engineering and development for the OWM product line, will move to the new location. The OWM inventory and production line will be moved to the Company’s Clearwater facility.

Item 2.                    Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.  These statements are only predictions.  These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially from the results and outcomes discussed in the forward-looking statements.   All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements.  In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption Factors That May Affect Future Results set forth at the end of Item 1of Part I of our annual report on Form 10-K and those contained from time to time in our other filings with the SEC.  We caution you that our business and financial performance are subject to substantial risks and uncertainties.

 This information should be read in conjunction with (i) the consolidated condensed financial statements and notes thereto included in Item 1of Part I of this quarterly report on Form 10-Q, (ii) the consolidated condensed financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, for the years ended December 31, 2002 and 2001 included in our Annual Reports on Form 10-K.

OVERVIEW

Recent Developments

       The Company has insufficient short-term resources for the payment of its current liabilities. Various creditors have contacted us in order to demand payment for outstanding liabilities owed to them and some creditors have commenced legal proceedings against the Company seeking in excess of an aggregate of $20.0 million in damages.  We are in discussions with our creditors in order to restructure our outstanding liabilities and we are attempting to resolve the outstanding legal actions brought against us.  In order to alleviate the Company’s working capital shortfall, we are attempting to raise additional debt financing. Since February 2003, the Company has raised approximately $10.46 million from Optel, LLC and Optel Capital, LLC, entities controlled by the Company’s majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan (collectively “Optel”), pursuant to several secured promissory notes (the “Optel Notes”) (as further described in Note 9 – Related Party Transactions), of which approximately $9.5 million is currently outstanding.  The Optel Notes bear interest at a rate of 10%, mature on July 31, 2004, unless certain specified events occur accelerating their maturity, and are secured by a first priority security interest in substantially all of the assets of the Company pursuant to a separate agreement between Optel and the Company.  The Company has no commitment from Optel for future financing.  Optel has advised the Company that it will nonetheless be willing to consider requests from the Company for additional funds, but will only make advances in its sole discretion.  There can be no assurance that Optel will provide additional financing and, as of the date of this report, the Company is unaware of any other lenders who would be willing to provide financing to the Company.  In addition, the Company is unaware of the extent of Optel’s capital resources and ability to provide further debt financing to the Company.

 As of the date of this report, we have entered into settlement agreements with several of our creditors settling approximately $13.5 million of debt for approximately $10.5 million.  As of the date of this report, we have paid approximately $3.6 million due under these settlement agreements, and we are required to continue to make payments for the remaining balance due under the settlement agreements.  Although we will continue to attempt to raise additional financing, the Company does not currently have sufficient resources to make the required payments under the settlement agreements as they become due.  In addition, the Company is subject to ongoing litigation and has received numerous demand letters from other creditors threatening legal proceedings if they are not paid. The Company is attempting to negotiate settlements and restructure its outstanding liabilities with such creditors.  If the Company is unable to obtain additional financing, and the Company is unable to restructure its outstanding liabilities with its creditors, the Company expects that it will not have sufficient cash to satisfy its obligations under its various settlement agreements or to fund its working capital and capital expenditure requirements for the near term.  In addition, while the Company has successfully compromised and restructured its obligations with certain creditors, if the Company is unable to meet such restructured obligations on a timely basis, such compromised and restructured obligations may revert to their original amounts and terms.  For a detailed description of the Company's ongoing litigation and settlement agreements with its creditors, see Part II - Item 1, "Legal Proceedings".

General

  The Company provides the global fiber-optic communications industry with products and technology used to develop, install, maintain, monitor and manage fiber optic-based networks.  Telecommunications service providers and equipment manufacturers deploy the Company’s products to provide quality assurance and ensure optimum performance of advanced optical communications networks and network equipment.  The Company’s products are sold worldwide to leading and emerging telecommunications service providers, telecommunications equipment manufacturers, equipment leasing companies and international distributors.

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

  Sales of our products have tended to be concentrated with a few major customers, and we expect sales will continue to be concentrated with a few major customers in the future.  For the six months ended June 30, 2003, one customer, Cingular, accounted for approximately 15% of total sales.  No other customer accounted for more than 10% of sales.

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

   The Company has incurred quarterly net operating losses since the third quarter of 2001.  Since October 2001, the Company has undertaken a variety of measures to reduce its future operating costs.  These measures include reductions in force and other expense reduction actions.  The Company can give no assurance as to whether its revenues will return to previous levels, if it will generate positive cash flows from operations or if it will return to profitability.

BUSINESS OUTLOOK

During 2002 and through the first half of 2003, our industry continued to experience an economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers.  Our customers’ declining business resulted in a significant decrease in sales of our products.  We do not anticipate a near-term recovery of the fiber optic test equipment market and do not expect the overall capital spending by telecommunication carriers and equipment factors will increase during 2003.

We have continued in our efforts to reduce costs during the current industry downturn.  In January 2003, the board of directors approved a reduction in workforce of approximately 46 positions, or approximately 24% of the Company’s employment base.  This included closing the Company’s sales offices in Brazil, Singapore, India and Australia.  The Company recorded a restructuring charge of approximately $1.3 million related to the employment reduction.  In March 2003, we further reduced our workforce by 12 positions, which did not result in a restructuring charge.   In each of April 2003 and June 2003, the board of directors approved further reductions in workforce of 5 positions.  As a result of these reductions, the Company recorded a restructuring charge of $80,000 in the second quarter of 2003.

We are focused on maintaining the technological leadership of our product lines.  We have evaluated our sales efforts to identify opportunities where our account presence can be improved and are working to exploit those opportunities.  Subject to resolution of our working capital constraints, we are seeking new applications for our installed product base to be realized with use of new modular add-ons and enhancements.   We currently have international sales and support representatives across Europe and China. We also established channel partners such as independent sales representatives and distributors, both domestically and internationally, to complement our sales force.

       We are concentrating on the products and technologies that we believe are most important to our customers.  Subject to resolution of our working capital constraints, we plan to introduce enhancements to our product lines to meet growing international needs and global high-speed data service requirements.

 During the fourth quarter of 2002, the Company acquired certain assets related to the Optical Wavelength Management product line (the “OWM Line”) of LightChip, Inc., a Salem, New Hampshire-based provider of components and subsystems for optical networks.  Subject to resolution of our working capital constraints, we plan to complement the OWM Line of remote wavelength management solutions for DWDM systems with our own Network Access Agent (NAA) product line for centralized network testing and monitoring.   Since the acquisition, revenues for this product line have been minimal and in June 2003, the Company recorded a reserve of approximately $700,000 for excess and obsolete inventory associated with this product line.

During the fourth quarter of 2002, we also acquired certain assets related to the Optical Test System product line of Tektronix, Inc. (the "OTS Line").  In connection with the acquisition, we entered into (i) a license agreement with Tektronix, Inc. pursuant to which Tektronix, Inc. licensed certain intellectual property to the Company related to the OTS Line, and (ii) a services agreement with Tektronix, Inc. pursuant to which Tektronix, Inc. shall perform certain manufacturing services for the Company related to the OTS Line.  Revenues for the OTS line have been minimal and, since the acquisition, we have terminated all but eight former employees of Tektronix, Inc., hired in connection with the acquisition.  Effective March 26, 2003 the building lease at 20 Research Place, Chelmsford, Massachusetts was reassigned to Tektronix, Inc.  There can be no assurance that the Company will have the resources or personnel necessary to generate revenues from this product line. In June 2003, the Company recorded a reserve of $ 2.7 million for excess and obsolete inventory associated with this product line. In March 2003, the Company recorded a non–cash impairment charge of approximately $3.3 million of long-lived assets associated with this acquisition.  See Note 1 to the Consolidated Condensed Financial Statements – Summary of Significant Accounting Policies.

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

For sales made under an original equipment manufacturer (OEM) arrangement, delivery generally occurs when the product is delivered to a common carrier.  OEM sales are defined as sales of Company products to a third party that will market the products under their brand.

For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class.  Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance found in Accounting Principles Board Opinion No. 29 (“APB”), Accounting for Non-monetary Transactions and related interpretations.  Revenue and cost of sales are recorded based upon the cash portion of the transaction.  The remaining costs associated with the new units are assigned to the units received on trade.  When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction.

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

Sales Returns and Other Allowances, Reserve for Uncollectible Accounts, Reserve for Excess and Obsolete Inventory, Impairment of Long-Lived Assets, Warranty and Litigation

We make significant judgments and estimates and assumptions in connection with establishing the amount of sales returns and other allowances, the uncollectability of our account receivables, the amount of excess and obsolete inventory, impairment of long-lived assets, warranty costs and the amount of liability related to pending litigation during any accounting period.  If we made different judgments or used different estimates or assumptions for establishing such amounts, it is likely that the amount and timing of our revenue or operating expenses for any period would be materially different.

We estimate the amount of potential future product returns related to current period product revenue.  We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances.  Our estimate for the provision for sales returns and other allowances as of June 30, 2003 was approximately $600,000.

We also estimate the uncollectability of our accounts receivables.  We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts.  Our accounts receivable balance as of June 30, 2003 was $1.8 million, net of our estimated reserve for uncollectible accounts of $2.0 million.

We estimate the amount of excess and obsolete inventory.  We consider many factors when making our estimates, including analyzing current and expected sales trends, the amount of parts on-hand, the market value of parts on- hand and the viability and technical obsolescence of our products when evaluating the adequacy of the reserve for excess and obsolete inventory.  Our inventory balance was $10.0 million as of June 30, 2003, net of our estimated reserve for excess and obsolete inventory of $14.1 million.

We estimate the impairment of long-lived assets.  We monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable.  These events and circumstances include decrease in market price of a long-lived asset, change in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets.  When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows.  We recognize an impairment when the there is an excess of the asset’s carrying value over the fair value as estimated using a discounted expected future cash flows model.  For the three months ended March 31, 2003, we estimated our impairment of long-lived assets was $3.3 million.  No impairment charges were recorded in the second quarter of 2003.

We estimate the amount of our warranty liability.  We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products.  Our accrued warranty liability as of June 30, 2003 was approximately $847,000.

We estimate the amount of liability the Company may incur as a result of pending litigation.  Our estimate of legal liability is uncertain and is based on the size of the outstanding claims and an assessment of the merits of the claims.  We have accrued $4.1 million for liability resulting from such claims as of June 30, 2003.  See Part II - Item 1 “Legal Proceedings” for additional information about such claims.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter and six months ended June 30, 2003 compared to the quarter and six months ended June 30, 2002. The following sets forth certain financial data as a percent of net sales:

	Percent of		Percent of
	Net Sales for the		Net Sales for the
	Quarter Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net sales	100%	100%	100%	100%
Cost of goods sold	280	199	182	113
Gross profit (loss)	(180)	(99)	(82)	(13)

Operating expenses:
Engineering and development	117	82	150	65
Sales and marketing	138	55	156	46
General and administrative	129	40	152	29
Restructuring charges	5	-	33	12
Impairment of long- lived assets			100	-
Total operating expenses	389	177	591	152
Operating loss	(569)	(276)	(672)	(165)
Other income (expense), net		4	(36)	3
Loss before income taxes	(569)	(272)	(708)	(162)
Provision (benefit) for income taxes	-	-	-	-
Net loss	(569)%	(272)%	(708)%	(162)%

Net Sales

Net sales for the quarter ended June 30, 2003, decreased $2.5 million, or 60%, to $1.7 million from $4.2 million for the quarter ended June 30, 2002.  The sales decrease relates to lower pricing and lower volume due to the increased competition for market share resulting from significant decline in demand for telecommunication equipment.  The telecommunications industry, our customer base, continued to experience a dramatic economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers.

International sales for the quarter ended June 30, 2003, were approximately $400,000, or 24% of total sales as compared to $1.3 million, or 30% of total sales for the quarter ended June 30, 2002.

Net sales for the six months ended June 30, 2003 decreased $7.2 million, or 69%, to $3.3 million from $10.5 million for the six months ended June 30, 2002. The sales decrease relates to lower pricing and lower volume due to the increased competition for market share resulting from significant decline in demand for telecommunication equipment.  The telecommunications industry, our customer base, continued to experience a dramatic economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers.

International sales for the six months ended June 30, 2003 represented 15% of sales or $486,000, as compared to $4.0 million or 38% of total sales for the six months ended June 30, 2002.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2003 decreased by $3.7 million, or 44%, to $4.7 million as compared to $8.4 million for the quarter ended June 30, 2002. During the quarter ended June 30, 2003, a provision for excess and obsolete inventory of $3.4 million was recorded by the Company. During the six months ended June 30, 2002, the Company recorded an excess and obsolete inventory provision of $6.0 million.  The remaining decrease in cost of goods sold for the quarter ended June 30, 2003 was attributable to a reduction in volume of units sold.

Cost of goods sold for the six months ended June 30, 2003 decreased by $5.9 million, or 50%, to $6.0 million as compared to $11.9 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, a provision for excess and obsolete inventory of $3.4 million was recorded by the Company as compared to an excess and obsolete inventory provision of $6.0 million in the six months ended June 30, 2002. Additionally, a $0.5 million charge related to the outsourcing of manufacturing operations was taken in the six months ending June 30, 2002. The remaining decrease in cost of goods sold for the six months ended June 30, 2003 was attributable to a reduction in volume of units sold.

Gross Profit

Gross profit for the quarter ended June 30, 2003 increased by $1.1 million, or 26%, to a negative $3.0 million from a negative $4.2 million for the quarter ended June 30, 2002. Gross profit for the six months ended June 30, 2003 decreased   by $1.3 million to a negative $2.7 million from a negative $1.4 million for the six months ended June 30, 2002.

 Gross margin for the six months ended June 30, 2003 was a negative 82% as compared to a negative 13% during the six months ended June 30, 2002.   Without the $3.4 million provision for excess and obsolete inventory, gross margin for the six months ended June 30, 2003 was 22%.  Without the $6.0 provision for excess and obsolete inventory and the $.5 million charge related to the outsourcing of manufacturing operations, gross margin for the six months ended June 30, 2002 was 49%.

 The decreases in gross profit and gross margin, after exclusion of the provisions discussed above, were primarily due to a reduction in volume of units sold at lower sales prices.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended June 30, 2003 decreased by approximately $1.5 million to $2.0 million from $3.5 million for the quarter ended June 30, 2002. Engineering and development expenses for the six months ended June 30, 2003 decreased by approximately $1.9 million to $4.9 million from $6.8 million for the six months ended June 30, 2002.   The dollar decreases were related to reductions in force implemented in 2002 and 2003, decreased spending on development efforts on the Company’s product lines, and reduced depreciation expense resulting from the impairment of fixed assets recorded by the Company in the fourth quarter of 2002.  These reductions were partially offset by costs associated with personnel hired as part of the LightChip, Inc. and Tektronix, Inc. acquisitions as well as a true- up in equipment rental expenses associated with a vendor settlement.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows, promotional materials and warranty expenses.  Sales and marketing expenses for the quarter ended June 30, 2003 were $2.3 million, reflecting a decrease of approximately $14,000 from the quarter ended June 30, 2002.  The dollar decrease was related to reductions in force implemented in 2002 and 2003, decreased spending on marketing programs offset by an increase in depreciation expense related to additional demonstration units capitalized under a sale-leaseback arrangement more fully disclosed in Note 8 to the Consolidated Condensed Financial Statements – Sale-Leaseback Transactions and Capital Leases.

Sales and marketing expenses for the six months ended June 30, 2003 were $5.1 million, reflecting an increase of approximately $337,000 from the six months ended June 30, 2002.  The dollar increase was related to depreciation expense related to additional demonstration units capitalized under a sale-leaseback arrangement more fully disclosed in Note 8 to the Consolidated Condensed Financial Statements – Sale-Leaseback Transactions and Capital Leases, partially offset by the reductions in force implemented in 2002 and 2003, and decreased spending on marketing programs.

General and Administrative

General and administrative expenses principally include salaries, professional fees, facility rentals, compensation and information systems related to general management functions.  General and administrative expenses for the quarter ended June 30, 2003 increased by $360,000 to $2.1 million from $1.7 million for the quarter ended June 30, 2002.  The increase is due to an increase in consulting fees, the increased costs associated with the Chelmsford, MA facility, fixed assets, and intangible assets that were acquired as part of the LightChip, Inc. and Tektronix, Inc. acquisitions, and settlement of a state sales tax audit. These expense increases were offset in part by decreases related to reductions in force implemented in 2002 and 2003.

General and administrative expenses for the six months ended June 30, 2003 increased by $1.9 million to $5.0 million from $3.1 million for the six months ended June 30, 2002.  The increase is due to additional legal fees primarily related to the Company’s current litigation, an increase in insurance costs, an increase in consulting and other professional fees, and the increased costs associated with the Chelmsford, MA facility, fixed assets, and intangible assets that were acquired as part of the LightChip, Inc. and Tektronix, Inc. acquisitions.

Restructuring Charges

In January 2002, the board of directors approved cost reduction initiatives aimed at reducing operating costs. These included a reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production for our product lines.  All affected employees were terminated in January 2002 and given severance based upon years of service with the Company.  The Company recorded a restructuring charge of approximately $1.3 million in the first quarter of 2002.  Approximately $69,000 related to severance payments, which were extended through December 2003, and settlement costs from litigation related to this reduction remained unpaid at June 30, 2003.

  In January 2003, the board of directors approved a reduction in workforce of 46 positions, or approximately 24% of the Company’s employment base.  This included closing the Company’s sales offices in Brazil, Singapore, India and Australia.  The Company recorded a restructuring charge of approximately $1.3 million related to the employment reduction.  The total costs associated with the restructuring are expected to be paid by July 2003.  Approximately $300,000 of previously recorded restructuring charges related to certain executive severance agreements were reversed in the first quarter of 2003 as the timeframe for the reimbursement of these costs expired.

In March 2003, the board of directors approved another reduction in workforce of 12 positions and no restructuring charge.  In each of April 2003 and June 2003, the board of directors approved further reductions in workforce of 5 positions. As a result of these reductions, the Company recorded a restructuring charge of $80,000 in the second quarter of 2003.

Activity associated with the restructuring charges for the six months ended June 30, 2003 was as follows:

	Balance at			Balance at
	December 31,		Payments/	June 30,
	2002	Additions	Reductions	2003
(in thousands)
Severance	$ 342	$ 1,283	$ (1,153)	$ 472
Legal and other expenses	152	48	(155)	$ 45
Lease payments	-	-		$ -
	$ 494	$ 1,331	$ (1,308)	$ 517

Impairment of Property and Equipment

      For the quarter ended March 31, 2003, the Company recorded a non -cash asset impairment charge of $3.3 million related to certain intangible assets and property and equipment acquired from Tektronix, Inc. in November 2002.  The amount of the impairment was determined using estimates of future cash flows expected to be generated from sales of the OTS products.  The Company did not record a non-cash asset impairment charge for the quarters ended March 31, 2002, June 30, 2002, and June 30, 2003.

Other Income (Expense), net

Other expense for the quarter ended June 30, 2003 was $572,000 as compared to other income of $168,000 for the quarter ended June 30, 2002. The difference is due to an increase in interest expense associated with capital leases and a decrease in interest income.

 Other expense for the six months ended June 30, 2003 was $1.2 million as compared to other income of $342,000 for the quarter ended June 30, 2002. The difference is due to an increase in interest expense associated with capital leases, notes payable to a related party, and notes payable to others, and a decrease in interest income.

Provision for Income Taxes

No provision for income taxes was made for the three months ended and the six months ended June 30, 2003 due to the Company’s net loss of $10.0 million and $23.2 million, respectively.  Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief it is more likely than not that future tax benefits will not be realized as a result of current and future income.   No provision for income taxes was made for the quarter ended and the six months ended June 30, 2002 due to the Company’s net loss of $12.0 million and $17.5 million, respectively.

Net Loss

Net loss for the quarter ended June 30, 2003 was $10.1 million or $0.32 per diluted share compared with net loss of $12.0 million or $0.38 per diluted share for the quarter ended June 30, 2002 and net loss for the six months ended June 30, 2003 was $23.3 million or $0.74 per diluted share compared with net loss of $17.6 million or $0.56 per diluted share for the six months ended June 30, 2002, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company’s unrestricted cash and cash equivalents and short-term investments were approximately $587,000, a decrease of $1.6 million from unrestricted cash and cash equivalents and short-term investments as of December 31, 2002.  As of June 30, 2003 the Company's working capital deficit was approximately $9.7 million as compared to $2.3 million at December 31, 2002. For the six months ended June 30, 2003, the Company reported net loss of $23.2 million and cash flows used in operations of $9.5 million. The Company had an accumulated deficit of $93.2 million at June 30, 2003.

The Company expects to continue to incur operating losses through 2003. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues.  As further discussed below, our ability to maintain sufficient liquidity in the future is dependent on us securing additional debt financing, resolving outstanding legal actions brought against us, successfully negotiating extended payment terms with certain vendors and other creditors, maintaining tight controls over spending, successfully achieving our product release schedules and attaining our forecasted sales objectives.

       The Company has insufficient short-term resources for the payment of its current liabilities. Various creditors have contacted us in order to demand payment for outstanding liabilities owed to them and some creditors have commenced legal proceedings against the Company seeking in excess of an aggregate of $20.0 million in damages.  We are in discussions with our creditors in order to restructure our outstanding liabilities. As of the date of this report, we have entered into settlement agreements with several of our creditors settling approximately $13.5 million of debt for approximately $10.5 million.  As of the date of this report, we have paid approximately $3.6 million due under these settlement agreements, and we are required to continue to make payments for the remaining balance due under the settlement agreements.   Although we will continue to attempt to raise additional financing, the Company does not currently have sufficient resources to make the required payments under the settlement agreements as they become due.

        In order to alleviate the Company’s working capital shortfall, we are attempting to raise additional debt financing.   Since February 2003, the Company has raised approximately $10.46 million from Optel, LLC and Optel Capital, LLC, entities controlled by the Company’s majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan (collectively “Optel), pursuant to several secured promissory notes (the “Optel Notes”) (as further described in Note 9 – Related Party Transactions), of which approximately $9.5 million is currently outstanding.  The Optel Notes bear interest at a rate of 10%, mature on July 31, 2004, unless certain specified events occur accelerating their maturity, and are secured by a first priority security interest in substantially all of the assets of the Company pursuant to a separate agreement between Optel and the Company.  The Company has no commitment from Optel for future financing.  Optel has advised the Company that it will nonetheless be willing to consider requests from the Company for additional funds, but will only make advances in its sole discretion.  There can be no assurance that Optel will provide additional financing and, as of the date of this report, the Company is unaware of any other lenders who would be willing to provide financing to the Company.  In addition, the Company is unaware of the extent of Optel’s capital resources and ability to provide further debt financing to the Company.

The Company’s ability to meet cash requirements over the next twelve months is dependent on our ability to obtain additional financing, successfully negotiate extended payment terms with certain vendors, and meet our forecasted sales objectives. There can be no assurance, however, that the Company can raise additional financing from Optel or from any other source on terms favorable to it, or at all, that the Company’s creditors will agree to any restructuring of outstanding liabilities. If the Company is unable to secure adequate financing on terms acceptable to the Company, is unable to successfully renegotiate trade payables, then it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term.

The Company cannot assure you that it will be able to obtain additional financing,  that  it will achieve profitability or, if it achieves profitability, that it will be able to sustain profitability, or that it will continue as a going concern.  As a result, our independent certified public accountants have included an explanatory paragraph for a going concern in their report for the year ending December 31, 2002 that was included in our Annual Report on Form 10-K filed on April 15, 2003.

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2003 was $9.5 million. This was primarily the result of the net loss of $23.2 million and increases in prepaid and other assets of $2.4 million.  These increases were partially offset by non-cash expenses consisting primarily of a provision for excess and obsolete inventory of $3.4 million, depreciation and amortization of $1.9 million, and $3.3 million impairment of long-lived assets along with a decrease in accounts receivable of $2.6 million, a $1.4 million decrease in inventory, and an increase in accounts payable and accrued expenses of $4.8 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2003 was $3.1 million.  This was primarily the result of the liquidation of approximately $1.6 million of the company’s short-term investments, the $800,000 repayment of a note receivable, and the reduction of $788,000 in restricted cash.  The reduction in restricted cash is attributable to the retirement and draw down on certain letters of credit for which the restricted cash was serving as collateral.   This provision of cash was offset in part by property, plant and equipment purchases of approximately $148,000.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2003 was $6.4 million.  This was primarily the result of proceeds of $7.5 million from borrowings from Optel and proceeds of $90,000 from the sale of common stock.  This was offset by principal payments of approximately $1.0 million to Optel and approximately $200,000 on capital lease obligations.

Revolving Credit Facility

In April 2002, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Wachovia Bank (the “Bank”).  The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company’s cash and cash equivalents and short-term investments.   The advance rate varies between 80% and 95% and is dependent upon the composition and maturity of the available collateral.  An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months.  The Agreement has an initial term of three years.  The Agreement may be terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank may terminate the Agreement at any time, without notice upon or after the occurrence of an event of default.  At June 30, 2003, there were approximately $1.5 million of letters of credit outstanding under this facility secured by approximately $1.6 million of the Company’s cash and cash equivalents which were classified as restricted at June 30, 2003.  The Company currently has no additional borrowing capacity under this facility.

Legal Proceedings

  The Company is subject to ongoing litigation for amounts owed to certain of its creditors and has entered into settlement agreements with certain other creditors.  While the Company continues to attempt to resolve its outstanding litigation on terms favorable to the Company, and to make the payments required under its settlement agreements, the Company currently has insufficient resources for the payment of its outstanding liabilities owed to such creditors. Although the Company will continue to attempt to obtain additional financing from Optel, Optel is not required to provide additional financing to the Company and the Company currently has no other source of financing.  In addition, the Company is unaware of Optel's ability to provide further debt financing to the Company.  There can be no assurance that the Company can raise additional financing or that the Company's creditors will agree to restructure any outstanding liabilities.  If the Company is unable to obtain additional financing from Optel or any other source, and the Company is unable to restructure its outstanding liabilities with its creditors, the Company expects that it will not have sufficient cash to satisfy its obligations under its various settlement agreements or to fund its working capital and capital expenditure requirements for the near term. In addition, while the Company has successfully compromised and restructured its obligations with certain creditors, if the Company is unable to meet such restructured obligations on a timely basis, such compromised and restructured obligations may revert to their original amounts and terms.  For a detailed description of the Company's ongoing litigation and settlement agreements with its creditors, see Part II-Item 1, "Legal Proceedings".

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

Item 4.                    Controls and Procedures

        Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2003, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s  internal control over financial reporting.

PART II

                                                                                         OTHER INFORMATION

Item 1.                  Legal Proceedings

Seth P. Joseph

 On November 23, 1999, Seth P. Joseph, a former officer and director of the Company, commenced arbitration proceedings against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute and breach of an indemnification agreement and the Company’s bylaws. As relief, Mr. Joseph sought $500,000, attorneys’ fees, interest and stock options for 656,666 shares of the Company’s common stock exercisable at a price of $5.25 per share. The Company filed an answer denying Mr. Joseph's allegations and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph sought repayment of loans totaling approximately $113,000 plus interest.  Mr. Joseph subsequently dismissed without prejudice all of his claims other than his claim under the Whistleblower Statute.  The arbitration hearing on Mr. Joseph’s Whistleblower claim and the Company’s counterclaims concluded on October 5, 2001. The parties submitted proposed findings to the arbitrator on October 17, 2001. As part of his proposed findings, Mr. Joseph sought an award of $4.8 million and attorneys’ fees and costs.  On November 9, 2001, the Company was notified of the arbitrator's decision which awarded Mr. Joseph the sum of approximately $3.7 million and attorneys’ fees and costs.  On December 20, 2001, the arbitrator issued a corrected award and awarded Mr. Joseph the sum of $3.9 million and attorneys’ fees and costs in an amount to be determined.  On January 23, 2002, Mr. Joseph filed a motion seeking the award of $1.1 million in attorneys’ fees, costs and interest thereon.  On July 18, 2002, the arbitrator issued an award to Mr. Joseph of $575,000 for attorneys’ fees, $165,000 for costs, $10,000 for a portion of the arbitrator fees, plus interest from November 1, 2001 until paid.

On December 26, 2001, the Company filed a petition to vacate or modify the arbitration award in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida, in an action entitled Digital Lightwave, Inc. v. Seth P. Joseph, Case No. 01-9010C1-21. The Company filed an amended petition on December 26, 2001, following the corrected arbitration award.  Subsequently, Mr. Joseph filed a cross-motion to confirm the arbitration award.  On March 26, 2002, the Court denied the Company's petition to vacate the arbitration award, granted Mr. Joseph’s cross-motion to confirm the award, and entered a judgment in favor of Mr. Joseph in the amount of $4.0 million including interest (the “Final Judgment”).  On April 4, 2002 the Company posted a civil supersedeas bond in the amount of $4.8 million, issued by Fidelity and Deposit Company of Maryland, n/k/a Zurich American Insurance Company (“Fidelity”) which represents the amount of the judgment plus two times the estimated interest, to secure a stay of enforcement of the Circuit Court judgment pending the Company’s appeal.  In January 2003, the Company paid approximately $1.0 million into an escrow account for Mr. Joseph’s legal fees and interest on the balance recorded by the Company in 2002.  The Company appealed the decision and judgment of the Circuit Court. On April 23, 2003, the appellate court affirmed the decision and judgment of the Circuit Court. On May 14, 2003, the Company and Mr. Joseph agreed to the release of the $1.0 million deposited into the escrow account, and the Company received $118,000 of the escrowed funds.  The balance of the account was disbursed to Mr. Joseph.

 As a result of the appellate court's decision, which was not appealed further by the Company, the Company was required to pay the amount of the Final Judgment on May 9, 2003.  The Company was unable to make this payment on May 9, 2003. Upon a motion for disbursement of bond proceeds, the Circuit Court ordered Fidelity to pay the Final Judgment, inclusive of prejudgment interest, totaling approximately $4.5 million, by June 16, 2003, plus interest for each additional day thereafter until paid.  Pursuant to a motion to determine amount of appellate attorneys' fees, costs and expenses, on June 10, 2003, the Circuit Court awarded Mr. Joseph appellate attorneys' fees and costs for the subsequently determined amount of $65,415 (the “Attorney’s Fees and Costs Judgment”)

 In connection with the foregoing, on June 13, 2003, the Company and Fidelity entered into a Compromise and Settlement Agreement. Under the terms of the agreement, the Company is required to pay Fidelity 60% of the amount paid by Fidelity under the Final Judgment and the Attorneys' Fees and Costs Judgment as follows: (a) within 10 days of the date Fidelity makes payment on each Judgment, the Company shall pay to Fidelity 35% of the amount paid by Fidelity on such Judgment; (b) thereafter, as to each Judgment, within 30 days of the first payment, the Company shall pay to Fidelity an additional 10% of the amount paid by Fidelity on such Judgment; (c) within 30 days of the second payment, the Company   shall pay an additional 10% of the amount paid by Fidelity on such Judgment; and (d) within 60 days of the third payment, the Company shall pay an additional 5% of the amount paid by Fidelity on such Judgment.  On June 18, 2003, Fidelity paid the Final Judgment plus interest in the amount of $4,484,414 and on July 15, 2003, Fidelity paid the Attorneys’ Fees and Cost Judgment.  The Company has paid the first and second settlement payment with respect to the Final Judgment, and the first settlement with respect to the Attorneys’ Fees and Costs Judgments under the agreement.

       Upon payment in full by the Company in accordance with the terms of the agreement, Fidelity shall provide to the Company a release from any and all obligations and liabilities to Fidelity under the Bond, the Final Judgment and the Attorneys' Fees and Costs Judgment, and an assignment of all of Fidelity's rights under the Final Judgment and the Attorneys' Fees and Costs Judgment.  If the Company does not timely perform its obligations under the agreement, or in the event that the Company files or is the subject of a petition for relief pursuant to Title 11 of the United States Bankruptcy Code and Fidelity is required or compelled to return any portion of the Company's payments under the agreement, the Final Judgment and the Attorneys' Fees and Costs Judgment, plus interest and attorneys' fees and costs allowed under the agreement, less any payments by the Company under the agreement retained by Fidelity, shall be reinstated as the obligation owed to Fidelity by the Company.  In addition, in the event that the Company files or is the subject of a petition for relief pursuant to Title 11 of the United States Bankruptcy Code and Fidelity is required or compelled to return any portion of the Company's payments under the agreement, the release and assignments provided by Fidelity to the Company shall be void and of no effect.

        The Company has a liability of approximately $3.1 million at June 30, 2003 that is reflected as an accrued litigation charge.  The Company has not recognized the decrease in the liability as a result of the Compromise and Settlement with Fidelity.  This is due to the default provisions and the uncertainty of the Company’s ability to pay this obligation.  Upon full payment of the agreed upon terms, the Company will recognize a gain of approximately $1.8 million.

CIT Technologies Corporation

On April 7, 2003, CIT Technologies Corporation (“CIT”), the Company’s largest creditor, served the Company with a complaint in connection with a lawsuit commenced in the Circuit Court for Pinellas County, Florida.  This complaint was filed in connection with the non-payment of monies due for equipment provided under various lease agreements between CIT and the Company.  The complaint seeks, among other things, damages in excess of $16.5 million as well as the return of all leased equipment. The Company disputes certain of the amounts claimed by CIT and is proceeding with the defense of its position in court.  Additionally, the Company is attempting to discuss and resolve its disputes with CIT as it is doing with its other creditors as a part of its overall efforts to restructure its outstanding liabilities.  There can be no assurances that such discussions will be successful or that the Company will otherwise be successful in resolving its disputes with CIT or restructuring its obligations to CIT.

Lightwave Drive, LLC

        In April 2003, Lightwave Drive, L.L.C. ("Landlord"), the landlord for the headquarters of the Company located at 15550 Lightwave Drive, Clearwater, Florida 33760 (the "Leased Property"), filed a complaint against the Company in the Sixth Judicial Circuit for Pinellas County, Florida, Case No. 0300241CI-15 (the "Lawsuit"), seeking eviction and monetary damages for unpaid rent and real estate taxes under the Lease Agreement between Landlord and the Company dated as of January 14, 1998, as amended (the "Lease").  The Lease is secured by an irrevocable standby letter of credit issued by First Union National Bank, n/k/a Wachovia Bank, N.A. (the "Letter of Credit") in the aggregate total amount of $2.0 million.  The Landlord previously drew down the Letter of Credit in the amount of $463,642 for unpaid rent accrued in March and April, 2003 and for the 2002 real estate taxes on the Leased Property, and the Landlord is currently entitled to draw down the Letter of Credit in the amount of $53,333 for the amount due under the Lease following the Company's first settlement payment under the Settlement and Lease Modification Agreement discussed below.

       In connection with the foregoing, on July 22, 2003, the Company and the Landlord entered into a Settlement and Lease Modification Agreement (the "Agreement"). Under the terms of the Agreement, the Landlord agreed to forebear from pursuing the relief requested in the Lawsuit and the parties agreed to amend the Lease pursuant to the Agreement.  Further, under the terms of the Agreement, the Company paid Landlord $421,500. on July 23, 2003, and agreed to pay Landlord as follows: (i) as advance payment of the year 2003 real estate taxes for the Leased Property, the payment of $33,000 per month for the five month period beginning October 1, 2003, and ending on February 29, 2004, to be paid in accordance with the rent payment provisions of the Lease and subject to adjustment for any difference between the estimated and the actual 2003 tax liability; (ii) as partial payment of the rent due for the months between and including August, 2003 and December, 2003, the payment of $75,000, to be paid in accordance with the rent payment provisions of the Lease; and (iii) beginning on January 1, 2004, the full amount of the rent due under the Lease, to be paid in accordance with the rent payment provisions of the Lease.

      In addition, for the months between and including August, 2003 and December, 2003, Landlord is entitled to draw on the Letter of Credit for the difference between the Company’s rent obligations under the Lease and the Company’s $75,000 payment, and Landlord agreed to only make further draws on the Letter of Credit in the event the Company is in default under the Lease as modified by the Agreement.  Pursuant to the Agreement, on or before November 10, 2003, the Company agreed to provide Landlord with a new letter of credit in the amount of $1,350,000with an effective date on or before November 20, 2003 (the "New Letter of Credit").  The New Letter of Credit will replace the Letter of Credit.  In the event that the Company fails to deliver the New Letter of Credit to Landlord as set forth above, the Company shall be deemed to be in default of the Lease and Landlord shall immediately, without notice or opportunity to cure, be entitled to draw the entire amount of the Letter of Credit as security for the Company’s obligations under the Lease.  Subject to certain conditions, effective November 20, 2006 and November 20, 2007, the amount of the New Letter of Credit may be reduced to $1,150,000 and $1,000,000, respectively.

      Additionally, a default by the Company or Landlord under the Agreement shall constitute an Event of Default under the Lease, as such term is defined under the Lease, and except as expressly modified in the Agreement, the Lease shall remain in full force and effect.  In connection with the foregoing settlement, Landlord has filed a Notice of Voluntary Dismissal Without Prejudice with respect to the Lawsuit.

Jabil Circuit, Inc.

       In February 2003, Jabil terminated the manufacturing services agreement with the Company, and in March 2003, Jabil commenced an arbitration proceeding against the Company with the American Arbitration Association.  The arbitration was commenced in connection with the non-payment by the Company of amounts due under the manufacturing services agreement.  Jabil claimed damages in excess of $6.8 million for unpaid invoices, termination charges and costs and charges relating to the cessation of manufacturing.  Jabil also sought recovery of interest, costs and expenses.

      On May 21, 2003 (but effective as of May 1, 2003), the Company and Jabil entered into a forbearance agreement relating to Jabil’s claims against the Company relating to the manufacturing services agreement.  Under the terms of the forbearance agreement, the Company (a) paid Jabil $620,000 in cash, (b) delivered to Jabil a promissory note in the original principal amount of approximately $2.84 million (the “First Note”), and (c) delivered to Jabil a promissory note in the original principal amount of approximately $2.74 million (the “Second Note” and, together with the First Note, the “Notes”).  The Company and Jabil agreed that the principal amount of the First Note represents the unpaid outstanding accounts receivable owed by the Company to Jabil for product previously delivered to the Company under the manufacturing services agreement and that the principal amount of the Second Note represents the compromised amount due by the Company to Jabil for component inventory, work-in-process inventory, and finished goods inventory for which the Company has not yet paid Jabil.

       Each of the Notes bears interest at six percent (6.0%) per year.  Under the First Note, the Company is required to make a payment of approximately $253,000 on September 1, 2003, and thereafter is required to make monthly payments of approximately $210,000 from October 1, 2003, through October 1, 2004.  The Second Note does not provide for periodic payments.  The Second Note requires the Company to pay all unpaid principal and accrued interest in full on October 1, 2004.  As provided for in the forbearance agreement, all payments made by the Company to Jabil for certain existing inventory (as such term is defined in the forbearance agreement) and all proceeds from the sale of such inventory by Jabil to third parties will be credited as payments on the Second Note.  Each of the Notes provides for the accelerated payment of all unpaid principal and accrued interest upon the occurrence of certain events described in the Notes.

        Pursuant to the forbearance agreement, Jabil agreed to forbear from taking further actions to collect on Jabil’s claim but only so long as the Company complies with all terms, conditions, obligations, and duties provided in the forbearance agreement, the Notes, and each other document or agreement signed in connection with the forbearance agreement.  If the Company does not timely perform its obligations or defaults under the forbearance agreement, the Notes or any related agreement, Jabil no longer will be required to forbear in pursuing the immediate collection of all amounts owed by the Company to Jabil, and Jabil may take all legal action to collect the amounts and enforce its rights.  As further consideration to the Company under the forbearance agreement, Jabil agreed to allow Optel to purchase the Notes at a 20% discount off the full outstanding principal and unpaid accrued interest at any time during the period between the date of the forbearance agreement and September 1, 2003.

         Under the terms of the forbearance agreement, the Company acknowledged that Jabil rightfully terminated the manufacturing services agreement in February 2003.  The Company and Jabil have begun the negotiations for a new manufacturing agreement, but no agreement has been reached and there is no commitment or obligation for either party to enter into a new manufacturing agreement.  The parties agreed that if they are able to reach an understanding with respect to any such new manufacturing agreement, the Company will be required to prepay Jabil for any additional inventory or component parts that are to be purchased, and that Jabil will have no obligation to pay or carry the costs or expenses for any additional inventory or component parts to be used in the manufacturing process.

     Jabil is currently in possession of $3.4 million of inventory which is considered inventory of the Company and is recorded as an other current asset.  The inventory is being held by Jabil as collateral for the Second Note and will be proportionately released as payments are made under the Second Note.

Micron Optics, Inc.

   In February 2003, Micron Optics, Inc. (“Micron”) commenced mediation proceedings against the Company.  The mediation was commenced between Micron and the Company in connection with the alleged breach of contract and amounts owing under a Collaboration & Distribution Agreement between Micron and the Company.  Micron is seeking damages in excess of $500,000. The mediation was unsuccessful and the dispute has been submitted to binding arbitration pursuant to the agreement between Micron and the Company.  The Company is in discussion with Micron in an effort to resolve this matter as a part of the Company’s ongoing efforts to restructure its outstanding liabilities.  There can be no assurance that such discussions will be successful.

JDS Uniphase

      Pursuant to a letter agreement between the Company and JDS Uniphase, a creditor of the Company ("JDSU"), dated July 25, 2003, the Company and JDSU entered into a settlement for the cancellation of certain outstanding JDSU accounts receivables set forth in the letter agreement in the aggregate amount of $696,628.  Under the terms of the letter agreement, the Company paid JDSU the sum of $174,157 and the Company and JDSU agreed to release each other from certain liabilities relating to the cancelled accounts.  Although this letter agreement was entered into after June 30, 2003, the amounts settled thereunder were in dispute prior to such date.

Arrow Electronics, Inc.

      On August 11, 2003, Arrow Electronics Inc. (“Arrow”) filed a complaint against the Company in the Circuit Court in and for Pinellas County, Florida, Case No. 03-6144-CI-13 alleging a breach of a Mutual Purchase and Sale Agreement and seeking approximately $3.5 million in damages.  The Company's response to the complaint is due by September 2, 2003, and the Company intends to defend the action.   Additionally, the Company is attempting to discuss and resolve its disputes with Arrow as it is doing with its other creditors as part of its overall efforts to restructure its outstanding liabilities. Although the complaint was filed after June 30, 2003, the amount of damages claimed thereunder was in dispute prior to such date.

     The Company currently has an asset of $1.1 million for credits issued to the Company that is recorded as an other current asset and a $1.9 million payable for past purchases of electronic components.  The Company has not recorded any additional liability related to this claim because management believes  Arrow’s additional claim is without merit.

Other

Numerous creditors have sent demand letters threatening legal proceedings if they are not paid.  The Company is seeking to reach accommodations with such creditors.

The Company from time to time is involved in various other lawsuits and actions by third parties arising in the ordinary course of business.  The Company is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company's business, financial condition and results of operations

Item 5.                   Other Information

      Pursuant to a letter agreement between the Company and JDS Uniphase, a creditor of the Company ("JDSU"), dated July 25, 2003, the Company and JDSU entered into a settlement for the cancellation of certain outstanding JDSU accounts receivables set forth in the letter agreement in the aggregate amount of $696,628.  Under the terms of the letter agreement, the Company paid JDSU the sum of $174,157and the Company and JDSU agreed to release each other from certain liabilities relating to the cancelled accounts.

On August 14, 2003, the Company borrowed an additional $1.0 million from Optel Capital, LLC pursuant to a Secured Promissory Note (the " Note").  The Note bears interest at an annual rate of 10%, is secured by a first priority security interest in substantially all of the assets of the Company pursuant to an Amended and Restated Security Agreement dated as of August 14, 2003 and may be prepaid at any time.  The Company intends to use the proceeds for the settlement of debt with certain trade creditors and for general corporate and working capital purposes.  The Note matures on July 31, 2004, unless certain specified events occur accelerating its maturity.  The Company's total indebtedness to Optel, LLC and Optel Capital, LLC is now approximately $9.5 million, exclusive of accrued interest.

Item 6.                  Exhibits and Reports on Form 8-K

(a) Exhibits

                A list of exhibits is set forth in the Exhibit Index found on page 30 of the report.

(b)  Reports on Form 8-K.

(i)                   Current Report on Form 8-K dated as of March 28, 2003, filed on April 1, 2003 pursuant to Item 5, reporting a $450,000 loan from Optel, LLC, the non-binding letter of interest entered into between Digital Lightwave, Inc. and Optel, LLC regarding the provision of a $10.0 million credit facility, the engagement of Raymond James and Associates, Inc. to review strategic alternatives and preliminary unaudited financial results for fiscal year 2002.

(ii)                 Current Report on Form 8-K dated as of April 7, 2003, filed on April 10, 2003 pursuant to Item5, reporting the commencement of litigation by CIT Technologies Corporation.

(iii)                Current Report on Form 8-K dated as of April 23, 2003, filed on May 8, 2003 pursuant to Item 5, reporting the Seth Joseph litigation matter and a $500,000 loan from Optel, LLC.

(iv)               Current Report on Form 8-K dated as of May 21, 2003, filed on June 2, 2003 pursuant to Item 5, reporting the forbearance agreement between Digital Lightwave, Inc. and Jabil Circuit, Inc. and a $520,000 loan from Optel, LLC.

(v)                 Current Report on Form 8-K dated as of June 13, 2003, filed on June 27, 2003 pursuant to Item 5, reporting the compromise and settlement agreement between Digital Lightwave, Inc. and Fidelity and Deposit Company of Maryland, n/k/a Zurich American Insurance Company and a $2.0 million loan from Optel, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                                                                                Digital Lightwave, Inc.

                                                                                                                (Registrant)

                                                                                                                By:          /s/ JAMES GREEN

                                                                                                                                James Green

                                                                                                                                Chief Executive Officer and President

                                                                                                                                (Principal Executive Officer)

                                                                                                                                Date:  August 19, 2003

                                                                                                                By:          /s/PATRICIA HAYES

                                                                                                                                Patricia Hayes

                                                                                                                                Chief Accounting Officer                                                                                                                                                                                   (Principal Financial Officer)

                                                                                                                                Date:  August 19,  2003

EXHIBIT INDEX

Exhibit Number	Description

10.1+	Secured Promissory Note dated August 14, 2003 between Digital Lightwave, Inc. and Optel Capital, LLC.
10.2+	Amended and Restated Security Agreement dated August 14, 2003 between Digital Lightwave, Inc. and Optel Capital, LLC.

31.1+	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2+	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1+	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

+ Indicates such exhibit is filed herewithin.