Form 10-Q
period 2003-09-30
DIGITAL LIGHTWAVE INC
filed 2003-11-17
CIK 1016100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003, or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________ .

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

YES ☒ NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

The number of shares outstanding of the Registrant's Common Stock as of November 14, 2003 was 31,591,899.

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Period Ended September 30, 2003

PART I

FINANCIAL INFORMATION

Item 1.    Consolidated Condensed Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2003	2002
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$138	$612
Restricted cash and cash equivalents	1,588	2,405
Short-term investments	-	1,527
Accounts receivable, less allowance of $1,622 and $2,394 in 2003 and 2002, respectively	1,108	4,423
Notes receivable	366	1,166
Inventories, net	9,769	14,790
Prepaid expenses and other current assets	5,706	3,910

Total current assets	18,675	28,833
Property and equipment, net	6,487	10,993
Other assets	1,133	2,572

Total assets	$26,295	$42,398

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$13,181	$13,624
Capital leases payable	11,680	11,879
Accrued litigation charge	2,233	5,612
Notes payable - related party	9,850	-
Notes payable - other	5,586	-
Total current liabilities	42,530	31,115
Other long-term liabilities	577	519

Total liabilities	43,107	31,634

Stockholders' equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000
shares; no shares issued or outstanding	-	-
Common stock, $.0001 par value; authorized 200,000,000
shares; issued and outstanding 31,591,890 and
31,406,365 shares in 2003 and 2002, respectively	3	3
Additional paid-in capital	81,197	80,855
Accumulated deficit	(97,988)	(69,988)
Accumulated other comprehensive loss	(24)	(106)

Total stockholders' equity (deficit)	(16,812)	10,764
Total liabilities and stockholders' equity (deficit)	$26,295	$42,398

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per-share data)

	Three Months Ended
	September 30,

	2003	2002

Net sales	$2,583	$4,556
Cost of goods sold	1,631	3,172

Gross profit (loss)	952	1,384

Operating expenses:
Engineering and development	1,546	3,162
Sales and marketing	2,401	3,430
General and administrative	1,469	2,040
Restructuring charges	4	-

Total operating expenses	5,420	8,632

Operating loss	(4,468)	(7,248)
Other income (expense), net	(252)	111

Loss before income taxes	(4,720)	(7,137)
Benefit from income taxes	-	-

Net loss	$(4,720)	$(7,137)
Per share of common stock:
Basic net loss per share	$(0.15)	$(0.23)
Diluted net loss per share	$(0.15)	$(0.23)
Weighted average common shares outstanding	31,527,149	31,372,818
Weighted average common and common equivalent shares outstanding	31,527,149	31,372,818

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per-share data)

	Nine Months Ended
	September 30,

	2003	2002

Net sales	$5,872	$15,069
Cost of goods sold	$7,602	15,085

Gross profit (loss)	(1,730)	(16)

Operating expenses:
Engineering and development	6,465	9,955
Sales and marketing	7,527	8,219
General and administrative	6,486	5,122
Restructuring charges	1,075	1,300
Litigation charge	-	550
Impairment of long-lived assets	3,302	-

Total operating expenses	24,855	25,146

Operating loss	(26,585)	(25,162)
Other income (expense), net	(1,439)	453

Loss before income taxes	(28,024)	(24,709)
Benefit from income taxes	-	-

Net loss	$(28,024)	$(24,709)
Per share of common stock:
Basic net loss per share	$(0.89)	$(0.79)
Diluted net loss per share	$(0.89)	$(0.79)
Weighted average common shares outstanding	31,473,217	31,346,263
Weighted average common and common equivalent shares outstanding	31,473,217	31,346,263

The accompanying notes are an integral part of these consolidated condensed financial statements

D IGITAL LIGHTWAVE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(28,024)	$(24,709)
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	2,812	2,780
Loss on disposal of property	16	65
Provision for uncollectible accounts	13	-
Provision for excess and obsolete inventory	3,400	6,000
Impairment of long lived assets	3,302	-
Restructuring charges	84	1,300
Settlement of accounts payable	(606)	-
Compensation expense for stock option grants	112	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	2,109	811
(Increase) decrease in inventories	2,584	(11,365)
(Increase) decrease in prepaid expenses and other assets	(726)	(3,024)
Increase (decrease) in accounts payable and accrued liabilities	5,000	1,700
Increase (decrease) in accrued litigation charge	(3,379)	550

Net cash (used in) provided by operating activities	(13,303)	(25,892)

Cash flows from investing activities:
Purchases of short-term investments	(2,400)	(70,363)
Proceeds from sale of short-term investments	1,002	36,239
Proceeds from the maturity of short-term investments	3,006	22,845
Decrease (increase) in restricted cash and cash equivalents	817	(13,270)
Purchases of property and equipment	(158)	(2,545)
Issuance of notes receivable	-	(175)
Repayment of notes receivable	800	-

Net cash (used in) provided by investing activities	3,067	(27,269)

Cash flows from financing activities:
Proceeds from notes payable - related party	10,812	-
Principal payments on notes payable - related party	(962)	-
Proceeds from notes payable - other	-	811
Principal payments on notes payable - other	(94)	(626)
Borrowing under revolving credit facility	-	10,000
Proceeds from sale of common stock, net of expense	205	344
Proceeds from sales-leaseback	-	6,934
Principal payments on capital lease obligations	(199)	(630)

Net cash (used in) provided by financing activities	9,762	16,833

Net (decrease) increase in cash and cash equivalents	(474)	(36,328)
Effect of translation adjustment	-	(51)
Cash and cash equivalents at beginning of period	612	51,044

Cash and cash equivalents at end of period	$138	$14,665

Other supplemental disclosures:
Cash paid for interest	$100	$65
Inventory transferred to fixed assets	$-	$2,359
Capital lease obligations incurred	$-	$5,109
Non - cash transactions:
The Jabil settlement in the second quarter resulted in a $1.1 million increase to prepaid assets for future inventory purchases, a reduction of $4.5 million in accounts payable, and a $5.6 million increase in notes payable.
Deferred compensation associated with stock option grants was $25 and $0 for the nine months ended September 30, 2003 and 2002, respectively.
During the third quarter of 2003, accounts receivable totaling approximately $1.6 million were decreased with the return of $.9 million of inventory with the remaining $.7 million taken against the reserve for bad debts and the reserve for sales returns and allowances.

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business and Basis of Presentation

Digital Lightwave, Inc. (the "Company") designs, develops and markets a portfolio of portable and network based products for installing, maintaining and monitoring fiber optic circuits and networks. Network operators and telecommunications service providers use fiber optics to provide increased network bandwidth to transmit voice and other non-voice traffic such as Internet, data and multimedia video transmissions. The Company provides telecommunications service providers and equipment manufacturers with product capabilities to cost-effectively deploy and manage fiber optic networks. The Company's wholly-owned subsidiaries are Digital Lightwave (UK) Limited ("DLL"), Digital Lightwave Asia Pacific Pty, Ltd. ("DLAP"), and Digital Lightwave Latino Americana Ltda. ("DLLA"). DLL, DLAP, and DLLA provide international sales support. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the "Company", "Digital Lightwave", "us," "we," "our," etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the nine month period ending September 30, 2003, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Annual Report on Form 10-K for the year ended December 31, 2002.

Operational Matters

As of September 30, 2003 , the Company’s unrestricted cash and cash equivalents and short-term investments were approximately $138,000, a decrease of $2.0 million from unrestricted cash and cash equivalents and short-term investments as of December 31, 2002. As of September 30, 2003 the Company's working capital deficit was approximately $23.9 million as compared to $2.3 million at December 31, 2002. For the nine months ended September 30, 2003, the Company reported a net loss of $28.0 million and cash flows used in operations of $13.3 million. The Company had an accumulated deficit of $98.0 million at September 30 , 2003.

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

The Company has insufficient short-term resources for the payment of its current liabilities. Various creditors have contacted us in order to demand payment for outstanding liabilities owed to them and some creditors have commenced legal proceedings against the Company seeking in aggregate approximately $26.0 million in damages. We are in discussions with our creditors in order to restructure our outstanding liabilities and we are attempting to resolve the outstanding legal actions brought against us. For a detailed discussion of the Company’s ongoing litigation and settlement with its creditors, see Note 4 – Legal Proceedings. In order to alleviate the Company’s working capital shortfall, we are attempting to raise additional financing. Since February 2003, the Company has raised approximately $11.3 million from Optel, LLC and Optel Capital, LLC, entities controlled by the Company’s majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan (collectively "Optel"), pursuant to several secured promissory notes (the "Optel Notes") (as further described in Note 9 – Related Party Transactions), of which approximately $10.35 million is currently outstanding. The Optel Notes bear interest at a rate of 10%, mature on July 31, 2004, unless certain specified events occur accelerating their maturity, and are secured by a first priority security interest in substantially all of the assets of the Company pursuant to a separate security agreement between Optel and the Company. The Company has no commitment from Optel for future financing.

The Company’s ability to meet cash requirements over the next twelve months is dependent on its ability to obtain additional financing, successfully negotiate extended payment terms with certain vendors, restructure outstanding liabilities with certain creditors, and attain its forecasted sales objectives. There can be no assurance, however, that the Company can raise additional financing from Optel or from any other source on terms favorable to it, or at all, or that the Company’s creditors will agree to any restructuring of outstanding liabilities. If the Company is unable to secure adequate financing on terms acceptable to the Company or is unable to successfully restructure its outstanding liabilities, then it expects that it will not have sufficient cash to fund settlements previously negotiated with certain creditors, its working capital, and capital expenditure requirements and may have no alternative but to seek bankruptcy protection.

The Company cannot assure you that it will be able to obtain additional financing, that it will achieve profitability or, if it achieves profitability, that the profitability will be sustainable, that we will be able to restructure our outstanding liabilities with all significant creditors, that we will be able to avoid seeking bankruptcy protection, or that we will continue as a going concern. As a result, our independent certified public accountants have included an explanatory paragraph for a going concern in their report for the year ending December 31, 2002 that was included in our Annual Report on Form 10-K filed on April 15, 2003. As of the date of this report, the Company is unaware of any funding source that would be willing to provide any future financing to the Company without the Company restructuring its liabilities. Additionally, to date, the Company has been unable to restructure its outstanding liabilities with its significant creditors and although the Company is continuing to attempt to restructure its obligations, the Company now believes that such voluntary restructuring may be unlikely.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  During the first quarter of 2003, the Company performed an impairment analysis related to the long-lived assets associated with the OTS product line. The impairment was calculated in accordance with the guidelines set forth in Financial Accounting Standards Board Statement Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and indicated future cash flows from the Company’s OTS product line were insufficient to cover the carrying value of the long-lived assets supporting the OTS product line. Therefore, the Company calculated an impairment using the probability-weighted approach with an average life of 5 years and a risk-free rate of interest of 4.0%. As a result, in the first quarter of 2003, the Company recorded non-cash impairment charges of approximately $3.3 million on its intangible assets and property and equipment associated with the OTS product line.  No impairment charges were recorded in the second or third quarters of 2003.

Accrued Warranty

The Company provides the customer a warranty with each product sold which guarantees the reliability of the product for a period of one to three years. The Company’s policy for product warranties is to review the warranty reserve on a quarterly basis for specifically identified or new matters and to review the reserve for estimated future costs associated with any open warranty years. The reserve amount is an estimate based on historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. A change in these factors could result in a change in the reserve balance. Warranty costs are charged against the reserve when incurred.

The reconciliation of the warranty reserve is as follows:

	Nine Months Ended
	September 30,
	2003	2002
	(in thousands)

Beginning balance of warranty reserve	$1,191	$1,550
Adjustment to estimates	(289)	280
Warranty expense	(174)	(377)

Ending balance of warranty reserve	$728	$1,453

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

For sales made under an original equipment manufacturer ("OEM") arrangement, delivery generally occurs when the product is delivered to a common carrier. OEM sales are defined as sales of Company products to a third party that will market the products under their brand.

For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class. Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance found in Accounting Principles Board ("APB") Opinion No. 29, Accounting for Non-monetary Transactions and related interpretations. Revenue and cost of sales are recorded based upon the cash portion of the transaction. The remaining costs associated with the new units are assigned to the units received on trade. When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction.

At the time of the transaction, the Company assesses whether the price associated with its revenue transactions is fixed and determinable and whether or not collection is reasonably assured. The Company assesses whether the price is fixed and determinable based on the payment terms associated with the transaction. S tandard payment terms for domestic customers are 30 days from the invoice date. Distributor contracts provide standard payment terms of 60 days from the invoice date. The Company does not offer extended payment terms.

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

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the quarters and nine months ended September 30, 2003 and 2002, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 49,789 and 40,266 for the three months and nine months ended September 30, 2003. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

	Three Months Ended
	September 30,
	2003	2002
Basic:
Weighted average common shares outstanding	31,527,149	31,372,818
Total basic	31,527,149	31,372,818

Diluted:
Incremental shares for common stock equivalents	-	-

Total dilutive	31,527,149	31,372,818

Nine Months Ended
September 30,
	2003	2002
Basic:
Weighted average common shares outstanding	31,473,217	31,346,263
Total basic	31,473,217	31,346,263

Diluted:
Incremental shares for common stock equivalents	-	-

Total dilutive	31,473,217	31,346,263

Stock Based Compensation
At September 30, 2003, the Company had two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The stock-based compensation recorded resulted from options issued to the Company’s Strategic Restructuring Advisor that is more fully described in Note 9 – Related Party Transactions. The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation , to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(in thousands except per share data)

Net income (loss), as reported	$(4,720)	$(7,137)	$(28,024)	$(24,709)
Add: Stock-based employee
compensation included in
reported net income, net of
related tax effects	37	-	112	-
Deduct: Total stock - based
employee compensation
expense determined under
fair value based method for
all awards, net of related tax effects	(2,063)	(3,975)	(3,731)	(9,767)
Pro forma net income (loss)	$(6,746)	$(11,112)	$(31,643)	$(34,476)

Earnings (loss) per share:
Basic-as reported	$(0.15)	$(0.23)	$(0.89)	$(0.79)
Basic- pro-forma	$(0.21)	$(0.35)	$(1.01)	$(1.10)

Diluted-as reported	$(0.15)	$(0.23)	$(0.89)	$(0.79)
Diluted-proforma	$(0.21)	$(0.35)	$(1.01)	$(1.10)

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

In April 2003, the Financial Accounting Standards Board issued Statement No. 149 (SFAS 149), " Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS149 provides increased guidance for reporting of contracts as either derivatives or hybrid instruments. SFAS 149 is effective prospectively for contracts entered into or modified after June 30, 2003. This statement did not have a material impact on the Company’s consolidated financial statements.

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

The standard requires that all such instruments be classified as a liability, or an asset in certain circumstances, and initially measured at fair value. Forward contracts that require a fixed physical share settlement and mandatorily redeemable financial instruments must be subsequently remeasured at fair value on each reporting date. This standard is effective for all financial instruments entered into or modified after May 31, 2003, and for all other financial instruments, at the beginning of the first interim period beginning after June 15, 2003. This Statement did not materially impact the Company’s consolidated financial statements.

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

In January 2003, FASB Interpretation 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 was issued . This Interpretation clarifies the application of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements , to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interests. All enterprises with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. A nonpublic entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the end of the first annual reporting period beginning after June 15, 2003. The Company does not anticipate FASB Interpretation 46 will have a material impact on its financial statements.

In November 2002, the Emerging Issues Task Force (the "EITF") reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables . The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes . The Company does not expect the implementation of EITF 00-21 to have a material impact on its financial statements.

In November 2002, the Emerging Issues Task Force also reached a consensus opinion on EITF 02-16, Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor . EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. The adoption of EITF 02-16 did not have a material impact on the Company’s financial statements.

Reclassifications

Certain amounts relating primarily to accounts payable and capital leases in the December 31, 2002 financial statements have been reclassified to conform to the September 30, 2003 financial statement presentation. Additionally, certain amounts relating to the warranty reserve have been reclassified to conform to the September 30, 2003 financial statement presentation.

2. BRANCH OFFICE CLOSINGS

During the quarter ended March 31, 2003, the Company closed sales offices located in Brazil, Singapore, India and Australia as part of restructuring efforts more fully described in Note 5 below. There were no branch office closings in the second or third quarters of 2003.

3. INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2003	2002
	(In thousands)

Raw materials	$15,366	$13,754
Work-in-process	312	246
Finished goods	8,204	11,728
Provision for excess and obsolete inventory	(14,113)	(10,938)

	$9,769	$14,790

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

On February 27, 2003, Jabil terminated the manufacturing service agreement and on March 19, 2003 commenced an arbitration proceeding seeking damages in excess of $6.8 million. Under the terms of the Jabil manufacturing services agreement, the Company was responsible to purchase certain inventory that was acquired by Jabil to fulfill outstanding purchase orders and build schedule forecasts. Jabil informed the Company that the value of this inventory as of April 25, 2003 was approximately $3.5 million. The Company and Jabil have negotiated a final settlement for all amounts owing by the Company under the now terminated manufacturing services agreement, however, the Company has now defaulted on its obligations under its settlement with Jabil, and Jabil has commenced litigation against the Company. For further discussion, see Note 4 – Legal Proceedings.

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

As of September 30, 2003, inventories of trade-in products are fully reserved based on the type of product and related demand.

In 2002, the Company recorded a $12.7 million provision for excess and obsolete inventory (principally, in the second and fourth quarters of 2002). In June 2003, the Company recorded an additional $3.4 million provision for excess and obsolete inventory relating principally to its OTS and OWM inventory. No additional reserves were taken in the third quarter of 2003. W hen evaluating the adequacy of the reserve for excess and obsolete inventory the Company analyzes current and expected sales trends, the amount of parts on-hand, the market value of parts on-hand and the viability and technical obsolescence of products and components.

4. LEGAL PROCEEDINGS

Seth P. Joseph

On November 23, 1999, Seth P. Joseph, a former officer and director of the Company, commenced arbitration proceedings against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute, and breach of an indemnification agreement and the Company’s bylaws. As relief, Mr. Joseph sought $500,000, attorneys’ fees, interest and stock options for 656,666 shares of the Company’s common stock exercisable at a price of $5.25 per share. The Company filed an answer denying Mr. Joseph's allegations and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph sought repayment of loans totaling approximately $113,000 plus interest. Mr. Joseph subsequently dismissed without prejudice all of his claims other than his claim under the Whistleblower Statute. The arbitration hearing on Mr. Joseph’s Whistleblower claim and the Company’s counterclaims concluded on October 5, 2001. The parties submitted proposed findings to the arbitrator on October 17, 2001. As part of his proposed findings, Mr. Joseph sought an award of $4.8 million and attorneys’ fees and costs. On November 9, 2001, the Company was notified of the arbitrator's decision which awarded Mr. Joseph the sum of approximately $3.7 million and attorneys’ fees and costs. On December 20, 2001, the arbitrator issued a corrected award and awarded Mr. Joseph the sum of $3.9 million and attorneys’ fees and costs in an amount to be determined. On January 23, 2002, Mr. Joseph filed a motion seeking the award of $1.1 million in attorneys’ fees, costs and interest thereon. On July 18, 2002, the arbitrator issued an award to Mr. Joseph of $575,000 for attorneys’ fees, $165,000 for costs, $10,000 for a portion of the arbitrator fees, plus interest from November 1, 2001 until paid.

On December 26, 2001, the Company filed a petition to vacate or modify the arbitration award in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida, in an action entitled Digital Lightwave, Inc. v. Seth P. Joseph, Case No. 01-9010C1-21. The Company filed an amended petition on December 26, 2001, following the corrected arbitration award. Subsequently, Mr. Joseph filed a cross-motion to confirm the arbitration award. On March 26, 2002, the Court denied the Company's petition to vacate the arbitration award, granted Mr. Joseph’s cross-motion to confirm the award, and entered a judgment in favor of Mr. Joseph in the amount of $4.0 million including interest (the "Final Judgment"). On April 4, 2002 the Company posted a civil supersedeas bond in the amount of $4.8 million, issued by Fidelity and Deposit Company of Maryland, n/k/a Zurich American Insurance Company ("Fidelity") which represents the amount of the judgment plus two times the estimated interest, to secure a stay of enforcement of the Circuit Court judgment pending the Company’s appeal. In January 2003, the Company paid approximately $1.0 million into an escrow account for Mr. Joseph’s legal fees and interest on the balance recorded by the Company in 2002. The Company appealed the decision and judgment of the Circuit Court. On April 23, 2003, the appellate court affirmed the decision and judgment of the Circuit Court. On May 14, 2003, the Company and Mr. Joseph agreed to the release of the $1.0 million deposited into the escrow account, and the Company received $118,000 of the escrowed funds. The balance of the account was disbursed to Mr. Joseph.

 As a result of the appellate court's decision, which was not appealed further by the Company, the Company was required to pay the amount of the Final Judgment on May 9, 2003. The Company was unable to make this payment on May 9, 2003. Upon a motion for disbursement of bond proceeds, the Circuit Court ordered Fidelity to pay the Final Judgment, inclusive of prejudgment interest, totaling approximately $4.5 million, by June 16, 2003, plus interest for each additional day thereafter until paid. Pursuant to a motion to determine amount of appellate attorneys' fees, costs and expenses, on June 10, 2003, the Circuit Court awarded Mr. Joseph appellate attorneys' fees and costs for the subsequently determined amount of $65,415 (the "Attorney’s Fees and Costs Judgment").

In connection with the foregoing, on June 13, 2003, the Company and Fidelity entered into a Compromise and Settlement Agreement (the "Fidelity Settlement Agreement"). Under the terms of the agreement, the Company was required to pay Fidelity 60% of the amount paid by Fidelity under the Final Judgment and the Attorneys' Fees and Costs Judgment as follows: (a) within 10 days of the date Fidelity makes payment on each Judgment, the Company shall pay to Fidelity 35% of the amount paid by Fidelity on such Judgment; (b) thereafter, as to each Judgment, within 30 days of the first payment, the Company shall pay to Fidelity an additional 10% of the amount paid by Fidelity on such Judgment; (c) within 30 days of the second payment, the Company shall pay an additional 10% of the amount paid by Fidelity on such Judgment; and (d) within 60 days of the third payment, the Company shall pay an additional 5% of the amount paid by Fidelity on such Judgment. On June 18, 2003, Fidelity paid the Final Judgment plus interest in the amount of $4,484,414 and on July 15, 2003, Fidelity paid the Attorneys’ Fees and Cost Judgment. The Company paid the first and second settlement payments with respect to the Final Judgment, and the first and second settlement payments with respect to the Attorneys’ Fees and Costs Judgment in accordance with the terms of the Fidelity Settlement Agreement.

On September 8, 2003, Fidelity agreed to a modification of the payment schedule under the Fidelity Settlement Agreement pursuant to which Fidelity agreed to accept the Company’s payment of 5% of the Final Judgment on August 21, 2003 as its third payment and to allow the Company to pay the remaining 10% of the Final Judgment with a 5% payment in September and a 5% payment in November. The Company was unable to make the payment of 5% of the Final Judgment in September and requested a further modification to the payment schedule. To date, the Company has not received a response to its request for a second modification to the payment schedule from Fidelity. The Company is currently unable to make any further payments under the Fidelity Settlement Agreement with respect to the Final Judgment or the Attorneys’ Fees and Costs Judgment.

Because the Company has not timely performed its obligations under the Fidelity Settlement Agreement, the Final Judgment and the Attorneys' Fees and Costs Judgment, plus interest and attorneys' fees and costs allowed under the agreement, less any payments by the Company under the agreement retained by Fidelity, may be reinstated as the obligation owed to Fidelity by the Company. In addition, in the event that the Company files or is the subject of a petition for relief pursuant to Title 11 of the United States Bankruptcy Code and Fidelity is required or compelled to return any portion of the Company's payments under the Fidelity Settlement Agreement, the Final Judgment and the Attorneys' Fees and Costs Judgment, plus interest and attorneys' fees and costs allowed under the agreement, less any payments by the Company under the agreement retained by Fidelity, may be reinstated as the obligation owed to Fidelity by the Company.

The Company’s financial statements at September 30, 2003 reflect a liability of approximately $2.2 million to Fidelity as an accrued litigation charge. The Company has not recognized the decrease in the liability as a result of the Fidelity Settlement Agreement. This is due to the default provisions in the Fidelity Settlement Agreement and the Company’s current inability to pay this obligation.

CIT Technologies Corporation

On April 7, 2003, CIT Technologies Corporation ("CIT"), the Company’s largest creditor, served the Company with a complaint in connection with a lawsuit commenced in the Circuit Court for Pinellas County, Florida. This complaint was filed in connection with the non-payment of monies due for equipment provided under various lease agreements between CIT and the Company. The complaint seeks, among other things, damages in excess of $16.5 million as well as the return of all leased equipment. The Company disputes certain of the amounts claimed by CIT and is proceeding with the defense of its position in court. The Company recently filed its Amended Answer, Affirmative Defenses, and Counterclaim wherein the Company asserts, among other things, that CIT is violating usury laws in connection with the agreements subject of the suit. The Company is attempting to discuss and resolve its disputes with CIT. A mediation was held on November 3, 2003, but the mediation was unsuccessful. There can be no assurances that the Company will be successful in resolving its disputes with CIT. The state court recently issued an order directing the clerk of court to enter a writ of replevin in favor of CIT. The writ of replevin entitles CIT to secure possession of the equipment subject of the agreements pending the outcome of the lawsuit. To date the Company has provided approximately 80% of the units under lease with the remaining approximately 20% yet to be provided to CIT.

Lightwave Drive, LLC

In April 2003, Lightwave Drive, L.L.C. ("Landlord"), the landlord for the headquarters of the Company located at 15550 Lightwave Drive, Clearwater, Florida 33760 (the "Leased Property"), filed a complaint against the Company in the Sixth Judicial Circuit for Pinellas County, Florida, Case No. 0300241CI-15 (the "Lawsuit"), seeking eviction and monetary damages for unpaid rent and real estate taxes under the Lease Agreement between Landlord and the Company dated as of January 14, 1998, as amended (the "Lease"). The Lease is secured by an irrevocable standby letter of credit issued by First Union National Bank, n/k/a Wachovia Bank, N.A. (the "Letter of Credit") in the aggregate total amount of $2.0 million. The Landlord previously drew down the Letter of Credit in the amount of $463,642 for unpaid rent accrued in March and April, 2003 and for the 2002 real estate taxes on the Leased Property, and the Landlord drew down the Letter of Credit in the amount of $53,333 for the amount due under the Lease following the Company's first settlement payment under the Settlement and Lease Modification Agreement discussed below.

In connection with the foregoing, on July 22, 2003, the Company and the Landlord entered into a Settlement and Lease Modification Agreement (the "Lease Modification Agreement"). Under the terms of the Lease Modification Agreement, the Landlord agreed to forebear from pursuing the relief requested in the Lawsuit and the parties agreed to amend the Lease pursuant to the Lease Modification Agreement. Further, under the terms of the Lease Modification Agreement, the Company paid Landlord $421,500 on July 23, 2003, and agreed to pay Landlord as follows: (i) as advance payment of the year 2003 real estate taxes for the Leased Property, the payment of $33,000 per month for the five month period beginning October 1, 2003, and ending on February 29, 2004, to be paid in accordance with the rent payment provisions of the Lease and subject to adjustment for any difference between the estimated and the actual 2003 tax liability; (ii) as partial payment of the rent due for the months between and including August, 2003 and December, 2003, the payment of $75,000, to be paid in accordance with the rent payment provisions of the Lease; and (iii) beginning on January 1, 2004, the full amount of the rent due under the Lease, to be paid in accordance with the rent payment provisions of the Lease.

In addition, Landlord was entitled to draw on the Letter of Credit for the months between and including August, 2003 and December, 2003 for the difference between the Company’s rent obligations under the Lease and the Company’s $75,000 payment. Additionally, a default by the Company or Landlord under the Lease Modification Agreement constitutes an Event of Default under the Lease, as such term is defined under the Lease, and except as expressly modified in the Lease Modification Agreement, the Lease shall remain in full force and effect. In connection with the foregoing settlement, Landlord filed a Notice of Voluntary Dismissal Without Prejudice with respect to the Lawsuit.

For August, 2003 and September, 2003, the Landlord drew down the Letter of Credit in the amount of $143,490 for the difference between the Company’s rent obligations under the Lease and the Company’s $75,000 payment pursuant to the Lease Modification Agreement. Because the Company was unable to make the October rent payment the Landlord drew down the Letter of Credit in the amount of $148,904. In addition, the Landlord drew down the Letter of Credit in the amount of $30,841 upon the failure of the Company to make the advance payment of the year 2003 real estate taxes for the Leased Property. The failure of the Company to make the aforementioned payment constituted an Event of Default under the Lease, entitling the Landlord to exercise its rights thereunder not withstanding the foregoing, the Company made the November rent payment, and the Landlord has taken no further action under the Lease or the Lease Modification Agreement. The Company is currently unable to make any further payments under the Lease as modified by the Lease Modification Agreement.

Pursuant to the Lease Modification Agreement, on or before November 10, 2003, the Company agreed to provide Landlord with a new letter of credit in the amount of $1,350,000 with an effective date on or before November 20, 2003 (the "New Letter of Credit") to replace the Letter of Credit. In the event that the Company fails to deliver the New Letter of Credit to Landlord as set forth above, the Company shall be deemed to be in default of the Lease and Landlord shall immediately, without notice or opportunity to cure, be entitled to draw the entire amount of the Letter of Credit as security for the Company’s obligations under the Lease. The Company was unable to provide Landlord with the New Letter of Credit on or before November 10, 2003; however, pursuant to a verbal agreement with Landlord, the Letter of Credit was not drawn against and the company is in the process of providing the New Letter of Credit. Subject to certain conditions, effective November 20, 2006 and November 20, 2007, the amount of the New Letter of Credit may be reduced to $1,150,000 and $1,000,000, respectively.

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

On May 21, 2003 (but effective as of May 1, 2003), the Company and Jabil entered into a forbearance agreement (the "Jabil Forbearance Agreement") relating to Jabil’s claims against the Company relating to the manufacturing services agreement. Under the terms of the Jabil Forbearance Agreement, the Company (a) paid Jabil $620,000 in cash, (b) delivered to Jabil a promissory note in the original principal amount of approximately $2.84 million (the "First Note"), and (c) delivered to Jabil a promissory note in the original principal amount of approximately $2.74 million (the "Second Note" and, together with the First Note, the "Notes"). The Company and Jabil agreed that the principal amount of the First Note represents the unpaid outstanding accounts receivable owed by the Company to Jabil for product previously delivered to the Company under the manufacturing services agreement and that the principal amount of the Second Note represents the compromised amount due by the Company to Jabil for component inventory, work-in-process inventory, and finished goods inventory for which the Company has not yet paid Jabil.

Each of the Notes bears interest at six percent (6.0%) per year. Under the First Note, the Company was required to make a payment of approximately $253,000 on September 1, 2003, monthly payments of approximately $210,000 on October 1, 2003 and November 1, 2003, and is required to make monthly payments of approximately $210,000 from December1, 2003, through October 1, 2004. The Second Note does not provide for periodic payments. The Second Note requires the Company to pay all unpaid principal and accrued interest in full on October 1, 2004. As provided for in the Jabil Forbearance Agreement, all payments made by the Company to Jabil for certain existing inventory (as such term is defined in the Jabil Forbearance Agreement) and all proceeds from the sale of such inventory by Jabil to third parties will be credited as payments on the Second Note. Each of the Notes provides for the accelerated payment of all unpaid principal and accrued interest upon the occurrence of certain events described in the Notes.

Pursuant to the forbearance agreement, Jabil agreed to forbear from taking further actions to collect on Jabil’s claim but only so long as the Company complies with all terms, conditions, obligations, and duties provided in the Jabil Forbearance Agreement, the Notes, and each other document or agreement signed in connection with the Jabil Forbearance Agreement. The Company was unable to make the September 1, 2003 payment under the First Note of approximately $253,000, the October 1, 2003 payment under the First Note of approximately $210,000 and the November 1, 2003 payment under the First Note of approximately $210,000. In addition, the Company is currently unable to make any further payments with respect to the First Note. Because the Company has not timely performed its obligations and has defaulted under the Jabil Forbearance Agreement and the Notes, on October 7, 2003, Jabil filed two complaints in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, Case No. 03 9331 DIV 1 and Case No. 03 9332 DIV B with respect to the Notes seeking payment in full of the Notes. The Company did not file a timely response and a default was entered in the above referenced matters. The Company has filed a motion to set aside the default.
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

Jabil is currently in possession of $3.3 million of inventory which is considered inventory of the Company and is recorded as an other current asset. The inventory is being held by Jabil as collateral for the Second Note and will be proportionately released as payments are made under the Second Note.
Micron Optics, Inc.

In February 2003, Micron Optics, Inc. ("Micron") commenced mediation proceedings against the Company.  The mediation was commenced between Micron and the Company in connection with the alleged breach of contract and amounts owing under a Collaboration & Distribution Agreement between Micron and the Company.  Micron is seeking damages in excess of $500,000. The Company has asserted counterclaims relating to alleged fraudulent activity by Micron. The m ediation was unsuccessful and the dispute has been submitted to binding arbitration pursuant to the agreement between Micron and the Company.  The arbitration is pending in front of a three-arbitrator panel in Atlanta, Georgia. The Company filed its initial arbitration brief on August 27, 2003, and the parties are currently engaged in discovery, including document productions and interrogatories. The Company is in discussion with Micron in an effort to resolve this matter as a part of the Company’s ongoing efforts to restructure its outstanding liabilities.  There can be no assurance that such discussions will be successful or whether a favorable outcome in the arbitration will occur.

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

Arrow Electronics, Inc.

On August 11, 2003, Arrow Electronics Inc. ("Arrow") filed a complaint against the Company in the Circuit Court in and for Pinellas County, Florida, Case No. 03-6144-CI-13 alleging a breach of a Mutual Purchase and Sale Agreement and seeking approximately $3.5 million in damages. The Company responded to the complaint on September 2, 2003, and the Company intends to defend the action. Additionally, the Company is attempting to discuss and resolve its disputes with Arrow as it is doing with its other creditors as part of its overall efforts to restructure its outstanding liabilities.

The Company currently has an asset of $1.1 million for credits issued to the Company that is recorded as an other current asset and a $1.9 million payable for past purchases of electronic components. The Company has not recorded any additional liability related to this claim because management believes Arrow’s additional claim is without merit.
Insight Electronics, LLC.

Insight Electronics, LLC ("Insight") filed a complaint against the Company in the Sixth Judicial Circuit for Pinellas County, Florida, Case No. 03-2882-CI-11, alleging non-payment of amounts due and owing for equipment purchases. Insight sought $43,533 in damages. The parties have settled the matter whereby the Company agreed to pay the full amount demanded plus nominal interest by making a payment of $5,000 on or before July 11, 2003, and monthly payments of not less than $5,000 beginning on September 15, 2003 and continuing on the 15th day of each month thereafter until paid in full. The Company made the initial $5,000 payment and the first monthly payment of $5,000 on September 15, 2003, but was unable to make the second monthly payment of $5,000 on October 15, 2003. Because the Company failed to make the second monthly payment, Insight is entitled to a final judgment in the amount of $33,533, together with prejudgment interest and court costs pursuant to the terms of the settlement. The Company is currently unable to make any further payments under the settlement with Insight.

Plaut Sigma Solutions, Inc.

On July 15, 2003, the Company entered into letter agreements with Plaut Sigma Solutions, Inc. ("Plaut") with respect to outstanding payments due to Plaut under that certain Plaut Sigma Solutions, Inc. Presents a MYSAP.com Business Solution for Digital Lightwave, Inc. dated May 30, 2002 in the amount of $360,630 (the "Consulting Letter Agreement") and that certain Software End-User License Agreement dated May 30, 2002 in the amount of $83,120. (the "Maintenance Letter Agreement", and together with the Consulting Letter Agreement, the "Letter Agreements"). Under the Consulting Letter Agreement, the Company agreed to pay Plaut the full amount of the debt as follows: (i) upon execution of the Consulting Letter Agreement, a payment of $36,063 and (ii) on the first day of each calendar month beginning on October 1, 2003 through November 1, 2004, a payment equal to $23,183. Under the Maintenance Letter Agreement, the Company agreed to pay Plaut the full amount of the debt as follows: (i) upon execution of the Maintenance Letter Agreement, a payment of $8,312 and (ii) on the first day of each calendar month beginning on August 1, 2003 through December 1, 2003, a payment equal to $14,962. The Company was unable to make the October and November payments and is currently in default under the Letter Agreements. On October 9, 2003, the Company received notification of default under the Letter Agreements from Plaut. No further action has been taken by Plaut. The Company is currently unable to make any further payments under the Letter Agreements.

Tektronix, Inc.

On November 5, 2003, the Company notified Tektronix, Inc. ("Tektronix") of certain claims for indemnification it believes it has against Tektronix in connection with that certain Asset Purchase Agreement dated October 31, 2002 between the Company and Tektronix (the "Asset Purchase Agreement"). Under the Asset Purchase Agreement, $1,000,000 of the purchase price was placed in an escrow account (the "Escrow Amount") for a period of one year following the closing of the Agreement as an offset for indemnification claims by the Company, subject to the terms of an escrow agreement (the "Escrow Agreement"). The Company notified the escrow agent of its indemnification claims under the Asset Purchase Agreement and instructed the escrow agent to release the Escrow Amount to the Company under the Escrow Agreement. In accordance with the Escrow Agreement, on November 6, 2003, Tektronix notified the escrow agent of its objection to the Company's indemnification claims under the Asset Purchase Agreement. The Escrow Agreement provides that disputes regarding the Escrow Amount will be handled by negotiation between the parties, and if such negotiation is not successful, by binding arbitration. In addition, Tektronix may have certain claims against the Company for alleged amounts owed to Tektronix in connection with a lease agreement for a facility in Chelmsford, Massachusetts and a Manufacturing and Services Agreement dated November 5, 2002 between the Company and Tektronix. No further action has been taken by the Company or Tektronix with respect to the foregoing matters.
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

5. RESTRUCTURING CHARGES

In January 2002, the board of directors approved cost reduction initiatives aimed at reducing operating costs. These included a reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production for our product lines. All affected employees were terminated in January 2002 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of approximately $1.3 million in the first quarter of 2002. Approximately $39,000 of severance payments which were extended through December 2003 and settlement costs from litigation was unpaid at September 30, 2003.

In January 2003, the board of directors approved a reduction in workforce of an additional 46 positions, or approximately 24% of the Company’s employment base. This included closing the Company’s sales offices in Brazil, Singapore, India and Australia. The Company recorded a restructuring charge of approximately $1.3 million related to the employment reduction. The total costs associated with the restructuring were expected to be paid by July 2003. Approximately $300,000 of previously recorded restructuring charges related to certain executive severance agreements were reversed in the first quarter of 2003 as the timeframe for the reimbursement of these costs expired. In March 2003, the board of directors approved another reduction in workforce of 12 positions and no restructuring charge was taken. In each of April 2003 and June 2003, the board of directors approved further reductions in workforce of 5 positions. As a result of these reductions, the Company recorded a restructuring charge of $80,000 for the second quarter of 2003. In September 2003, 5 positions were eliminated and in October 2003, an additional 7 positions were eliminated.

A summary of activity associated with the restructuring charges for the period ended September 30, 2003 was as follows:

	Balance at			Balance at
	December 31,		Payments/	September 30,
	2002	Additions	Reductions	2003

	(in thousands)
Severance	$342	$1,287	$(1,257)	$372
Legal and other expenses	152	48	(155)	$45

	$494	$1,335	$(1,412)	$417

6. COMMITMENTS

At September 30, 2003, the Company had non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $300,000.

7. REVOLVING CREDIT FACILITY

In April 2002, the Company entered into a Revolving Credit and Security Agreement (the "Agreement") with Wachovia Bank (the "Bank"). The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company’s cash and cash equivalents and short-term investments. The advance rate varies between 80% and 95% and is dependent upon the composition and maturity of the available collateral. An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement has an initial term of three years. The Agreement may be terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank may terminate the Agreement at any time, without notice upon or after the occurrence of an event of default.

At September 30, 2003, there were approximately $1.6 million of letters of credit outstanding under this facility collateralized by approximately $1.6 million of the Company’s cash and cash equivalents which were classified as restricted at September 30, 2003. The Company currently has no additional borrowing capacity under this facility .

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

As of September 30, 2003, the Company was in default of the above capital leases and accordingly the entire balance due is classified as a current liability. The Company is currently involved in litigation with CIT due to the Company’s default under the terms of the leases. See Note 4 – Legal Proceedings.

The total capital lease obligation for these transactions was $11.6 million as of September 30, 2003.

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

In April 2002, Mr. Green borrowed an additional $175,000 from the Company. On April 12, 2002, this borrowing was combined with the previous note of $200,000 plus accrued interest of approximately $16,000 into one note with a principal balance of approximately $391,000, which is classified in notes receivable. This note accrues interest at 8.0% with the principal and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of the officer’s stock holdings or on the date of termination of the officer’s employment with the Company. This note is collateralized by the chief executive officer’s stock holdings in the Company, future cash bonuses which may become payable and a second lien on the officer’s residence. As of September 30, 2003, the outstanding balance was approximately $366,000 excluding accrued interest of approximately $36,000.

Effective August 1, 2003, $50,000 a year of Mr. Green’s annual salary will be used to repay the note discussed above. This repayment will be deducted proportionally each pay period.

On January 23, 2003, Robert Hussey, a director of the Company, was appointed Strategic Restructuring Advisor, effective as of December 1, 2002. Mr. Hussey was granted an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.28 per share, which was the market price on the date of the grant. The option vests ratably on annual basis over a three-year period. In addition, Mr. Hussey will receive a monthly service fee for a minimum of twelve (12) months. For the period December, 2002 through September 30, 2003, Mr. Hussey has received $147,500.

During fiscal year 2003, the Company has borrowed approximately $11.3 million from Optel, ,LLC and Optel Capital, LLC, entities controlled by the Company’s majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan (collectively "Optel") pursuant to several secured promissory notes (the "Optel Notes") of which approximately $10.35 million is currently outstanding. All of the Optel Notes bear interest at an annual rate of 10%, are secured by a first priority interest in substantially all of the assets of the Company pursuant to a security agreement and may be prepaid at any time. The following table shows the dates and principal amounts of each Optel Note.

Date	Principal Amount of Note

February 14, 2003	$800,000
February 26, 2003	650,000
February 28, 2003(1)	961,710
March 28, 2003	450,000
April 2, 2003	60,000
April 29, 2003	500,000
May 14, 2003	400,000
May 19, 2003	620,000
May 29, 2003	520,000
June 12, 2003	500,000
June 26, 2003	2,000,000
July 14, 2003	500,000
July 22, 2003	1,000,000
July 29, 2003	500,000
August 14, 2003	1,000,000
September 11,2003	350,000
November 13, 2003	500,000
______________
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

10.    SUBSEQUENT EVENTS

Effective October 6, 2003 the Company’s staff and assets previously located at 20 Research Place, Chelmsford, Massachusetts, moved to 101 Billerica Ave., Building 4, Billerica, Massachusetts. The engineering and development, production, and repair services focused on the OTS product line and jitter technology, the engineering and development for the OWM product line, and some production facilities moved to the new location. The remaining OWM inventory and production facilities were moved to the Company’s Clearwater facility. This move is expected to provide an annual savings of approximately $840,000.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially from the results and outcomes discussed in the forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption Factors That May Affect Future Results set forth at the end of Item 1 of Part I of our annual report on Form 10-K and those contained from time to time in our other filings with the SEC. We caution you that our business and financial performance are subject to substantial risks and uncertainties.
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

OVERVIEW

Recent Developments

The Company has insufficient short-term resources for the payment of its current liabilities. Various creditors have contacted us in order to demand payment for outstanding liabilities owed to them and some creditors have commenced legal proceedings against the Company seeking an aggregate of approximately $26.0 million in damages. We are in discussions with our creditors in order to restructure our outstanding liabilities and we are attempting to resolve the outstanding legal actions brought against us. In order to alleviate the Company’s working capital shortfall, we are attempting to raise additional financing. Since February 2003, the Company has raised approximately $11.3 million from Optel, LLC and Optel Capital, LLC, entities controlled by the Company’s majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan (collectively "Optel"), pursuant to several secured promissory notes (the "Optel Notes") (as further described in Note 9 – Related Party Transactions in the notes to the financial statements), of which approximately $10.35 million is currently outstanding. The Optel Notes bear interest at a rate of 10%, mature on July 31, 2004, unless certain specified events occur accelerating their maturity, and are secured by a first priority security interest in substantially all of the assets of the Company pursuant to a separate security agreement between Optel and the Company. The Company has no commitment from Optel for future financing. As of the date of this report, the Company is unaware of any funding source that would be willing to provide future financing to the Company without the Company restructuring its liabilities. Additionally, as of the date of this report, the Company has been unable to restructure its outstanding liabilities with certain significant creditors.

As of the date of this report, we have entered into settlement agreements with several of our creditors settling approximately $13.5 million of debt for approximately $10.5 million. As of the date of this report, we have paid approximately $4.0 million due under these settlement agreements, and we are required to continue to make payments for the remaining balance due under the settlement agreements. The Company is now in default under certain of such settlement agreements and may now be forced to forfeit $2.4 million of the savings previously negotiated with such creditors.. As a result, to date, the Company has not recognized the impact of these savings in the Consolidated Statements of Operations. Although we will continue to attempt to raise additional financing, the Company does not currently have sufficient resources to make the additional required payments under the settlement agreements as they become due. In addition, the Company is subject to ongoing litigation and has received numerous demand letters from other creditors threatening legal proceedings if they are not paid. The Company is attempting to negotiate settlements and restructure its outstanding liabilities with such creditors. If the Company is unable to obtain additional financing, and the Company is unable to restructure its outstanding liabilities with its creditors, the Company expects that it will not have sufficient cash to satisfy its obligations under its various settlement agreements or to fund its current working capital and capital expenditure requirements and may have no alternative but to seek bankruptcy protection. In addition, while the Company has successfully compromised and restructured its obligations with certain creditors, if the Company is unable to meet such restructured obligations on a timely basis, such compromised and restructured obligations may revert to their original amounts and terms. For a detailed description of the Company's ongoing litigation and settlement agreements with its creditors, see Part II - Item 1, "Legal Proceedings".

General

The Company provides the global fiber-optic communications industry with products and technology used to develop, install, maintain, monitor and manage fiber-optic based networks. Telecommunications service providers and equipment manufacturers deploy the Company’s products to provide quality assurance and ensure optimum performance of advanced optical communications networks and network equipment. The Company’s products are sold worldwide to leading and emerging telecommunications service providers, telecommunications equipment manufacturers, equipment leasing companies and international distributors.

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

Sales of our products have tended to be concentrated with a few major customers, and we expect sales will continue to be concentrated with a few major customers in the future. For the nine months ended September 30, 2003, two customers, Control Concepts, Inc. and Delo Instruments, accounted for approximately 15.5% and 10.0% of total sales, respectively. No other customers accounted for more than 10% of sales .

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

BUSINESS OUTLOOK

During 2002 and through the first nine months of 2003, our industry continued to experience an economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers. Our customers’ declining business resulted in a significant decrease in sales of our products. We do not anticipate a near-term recovery of the fiber optic test equipment market and do not expect the overall capital spending by telecommunication carriers and equipment factors will increase significantly during 2003.

We have continued in our efforts to reduce costs during the current industry downturn. In January 2003, the board of directors approved a reduction in workforce of approximately 46 positions, or approximately 24% of the Company’s employment base. This included closing the Company’s sales offices in Brazil, Singapore, India and Australia. The Company recorded a restructuring charge of approximately $1.3 million related to the employment reduction. In March 2003, we further reduced our workforce by 12 positions, which did not result in a restructuring charge. In each of April 2003 and June 2003, the board of directors approved further reductions in workforce of 5 positions. As a result of these reductions, the Company recorded a restructuring charge of $80,000 in the second quarter of 2003. In September 2003, an additional 3 positions were eliminated.

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

During the fourth quarter of 2002, the Company acquired certain assets related to the Optical Wavelength Management product line (the "OWM Line") of LightChip, Inc., a Salem, New Hampshire-based provider of components and subsystems for optical networks. Subject to resolution of our working capital constraints, we plan to complement the OWM Line of remote wavelength management solutions for DWDM systems with our own Network Access Agent (NAA) product line for centralized network testing and monitoring. Since the acquisition, revenues for this product line have been minimal and in June 2003, the Company recorded a reserve of approximately $700,000 for excess and obsolete inventory associated with this product line.

During the fourth quarter of 2002, we also acquired certain assets related to the Optical Test System product line of Tektronix, Inc. (the "OTS Line"). In connection with the acquisition, we entered into (i) a license agreement with Tektronix, Inc. pursuant to which Tektronix, Inc. licensed certain intellectual property to the Company related to the OTS Line, and (ii) a services agreement with Tektronix, Inc. pursuant to which Tektronix, Inc. shall perform certain manufacturing services for the Company related to the OTS Line. Revenues for the OTS line have been minimal and, since the acquisition, we have terminated all but seven former employees of Tektronix, Inc., hired in connection with the acquisition. Effective March 26, 2003 the building lease at 20 Research Place, Chelmsford, Massachusetts was reassigned to Tektronix, Inc. Effective October 6, 2003 the personnel and asset associated with the OTS and OWM product lines were relocated to Billerica, Massachusetts. There can be no assurance that the Company will have the resources or personnel necessary to generate revenues from this product line. In June 2003, the Company recorded a reserve of $ 2.7 million for excess and obsolete inventory associated with this product line. In March 2003, the Company recorded a non–cash impairment charge of approximately $3.3 million against long-lived assets associated with this acquisition. See Note 1 to the Consolidated Condensed Financial Statements – Summary of Significant Accounting Policies. The Company has now made certain indemnity claims against Tektronix, Inc. alleging that Tektronix, Inc. breached certain representations and warranties to the Company as a part of its sale of the OTS Line to the Company. See Part II – Item 1, "Legal Proceedings."

Critical Accounting Policies

The Company believes that the following accounting policies are critical in that they are important to the portrayal of the Company’s financial conditions and results and they require difficult, subjective and complex judgments that are often the results of estimates that are inherently uncertain :

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

For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class. Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance found in Accounting Principles Board Opinion No. 29 ("APB"), Accounting for Non-monetary Transactions and related interpretations. Revenue and cost of sales are recorded based upon the cash portion of the transaction. The remaining costs associated with the new units are assigned to the units received on trade. When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction.

At the time of the transaction, the Company assesses whether the price associated with its revenue transactions is fixed and determinable and whether or not collection is reasonably assured. The Company assesses whether the price is fixed and determinable based on the payment terms associated with the transaction. S tandard payment terms for domestic customers are 30 days from the invoice date. Distributor contracts provide standard payment terms of 60 days from the invoice date. The Company does not offer extended payment terms.

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

We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of September 30, 2003 was approximately $300,000.

We also estimate the uncollectability of our accounts receivables. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of September 30, 2003 was $1.1 million, net of our estimated reserve for uncollectible accounts of $1.6 million.

We estimate the amount of excess and obsolete inventory. We consider many factors when making our estimates, including analyzing current and expected sales trends, the amount of parts on-hand, the market value of parts on-hand and the viability and technical obsolescence of our products when evaluating the adequacy of the reserve for excess and obsolete inventory. Our inventory balance was $9.8 million as of September 30, 2003, net of our estimated reserve for excess and obsolete inventory of $14.1 million.

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. These events and circumstances include decrease in market price of a long-lived asset, change in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize an impairment when the there is an excess of the asset’s carrying value over the fair value as estimated using a discounted expected future cash flows model. For the three months ended March 31, 2003, we estimated our impairment of long-lived assets was $3.3 million. No impairment charges were recorded in the second or third quarters of 2003.

We estimate the amount of our warranty liability. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. Our accrued warranty liability as of September 30, 2003 was approximately $728,000.

We estimate the amount of liability the Company may incur as a result of pending litigation. Our estimate of legal liability is uncertain and is based on the size of the outstanding claims and an assessment of the merits of the claims. We have accrued $2.2 million for liability resulting from such claims as of September 30, 2003. See Part II - Item 1 "Legal Proceedings" for additional information about such claims.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter and nine months ended September 30, 2003 compared to the quarter and nine months ended September 30, 2002. The following sets forth certain financial data as a percent of net sales:

	Percent of		Percent of
	Net Sales for the		Net Sales for the
	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net sales	100%	100%	100%	100%
Cost of goods sold	63	70	130	100

Gross profit (loss)	37	30	(30)	(0)

Operating expenses:
Engineering and development	60	69	110	66
Sales and marketing	93	75	128	54
General and administrative	57	45	111	34
Restructuring charges	-	-	18	9
Litigation Charge				4
Impairment of long- lived assets			56	-

Total operating expenses	210	189	423	167

Operating loss	(173)	(159)	(453)	(167)
Other income (expense), net	(10)	2	(24)	3

Loss before income taxes	(183)	(157)	(477)	(164)
Provision (benefit) for income taxes	-	-	-	-

Net loss	(183)%	(157)%	(477)%	(164)%

Net Sales

Net sales for the quarter ended September 30, 2003, decreased $2.0 million, or 43%, to $2.6 million from $4.6 million for the quarter ended September 30, 2002. The sales decrease relates primarily to lower pricing and lower volume due to the increased competition for market share resulting from significant decline in demand for telecommunication equipment. The telecommunications industry, our customer base, continued to experience a dramatic economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers.

International sales for the quarter ended September 30, 2003, were approximately $1.0 million, or 38% of total sales as compared to $1.8 million, or 40% of total sales for the quarter ended September 30, 2002.

Net sales for the nine months ended September 30, 2003 decreased $9.2 million, or 61%, to $5.9 million from $15.1 million for the nine months ended September 30, 2002. The sales decrease relates primarily to lower pricing and lower volume due to the increased competition for market share resulting from significant decline in demand for telecommunication equipment. The telecommunications industry, our customer base, continued to experience a dramatic economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers.

International sales for the nine months ended September 30, 2003 represented 25% of sales or $1.5 million, as compared to $5.7 million or 38% of total sales for the nine months ended September 30, 2002.

Cost of Goods Sold

Cost of goods sold for the quarter ended September 30, 2003 decreased by $1.5 million, or 49%, to $1.6 million as compared to $3.2 million for the quarter ended September 30, 2002. The decrease in cost of goods sold for the quarter ended September 30, 2003 was primarily attributable to a reduction in volume of units sold.

Cost of goods sold for the nine months ended September 30, 2003 decreased by $7.5 million, or 50%, to $7.6 million as compared to $15.1 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, a provision for excess and obsolete inventory of $3.4 million was recorded by the Company as compared to an excess and obsolete inventory provision of $6.0 million in the nine months ended September 30, 2002. Additionally, a $500,000 charge related to the outsourcing of manufacturing operations was taken in the nine months ending September 30, 2002. The remaining decrease in cost of goods sold for the nine months ended September 30, 2003 was primarily attributable to a reduction in volume of units sold.

Gross Profit

Gross profit for the quarter ended September 30, 2003 decreased by $432,000, or 31%, to $952,000 from $1.4 million for the quarter ended September 30, 2002. Gross profit for the nine months ended September 30, 2003 decreased by $1.7 million to a negative $1.7 million from a negative $16,000 for the nine months ended September 30, 2002.

Gross margin for the nine months ended September 30, 2003 was a negative 30% as compared to 0% during the nine months ended September 30, 2002. Without the $3.4 million provision for excess and obsolete inventory, gross margin for the nine months ended September 30, 2003 was 28%. Without the $6.0 million provision for excess and obsolete inventory and the $500,000 charge related to the outsourcing of manufacturing operations, gross margin for the nine months ended September 30, 2002 was 57%.

The decreases in gross profit and gross margin, after exclusion of the provisions discussed above, were primarily due to a reduction in volume of units sold at lower sales prices.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended September 30, 2003 decreased by approximately $1.6 million to $1.5 million from $3.2 million for the quarter ended September 30, 2002. Engineering and development expenses for the nine months ended September 30, 2003 decreased by approximately $3.5 million to $6.5 million from $10.0 million for the nine months ended September 30, 2002. The decreases for the quarter and the nine months ended September 30, 2003 versus 2002 were primarily due to reductions in force implemented in 2002 and 2003, decreased spending on development efforts on the Company’s product lines, and reduced depreciation expense resulting from the impairment of fixed assets recorded by the Company in the fourth quarter of 2002 and the first quarter of 2003. These reductions were partially offset by costs associated with personnel hired as part of the LightChip, Inc. and Tektronix, Inc. acquisitions as well as a true- up in equipment rental expenses associated with a vendor settlement.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows, promotional materials and warranty expenses. Sales and marketing expenses for the quarter ended September 30, 2003 were $2.4 million, reflecting a decrease of approximately $1.0 million from the quarter ended September 30, 2002. Sales and marketing expenses for the nine months ended September 30, 2003 were $7.5 million, reflecting a decrease of approximately $700,000 from the nine months ended September 30, 2002. The decreases for the quarter and the nine months ended September 30, 2003 versus 2002 were primarily related to reductions in force implemented in 2002 and 2003 as well as decreased spending on travel and entertainment and marketing programs resulting from the Company’s cost containment efforts. Additionally, there was a reduction in warranty expense as fewer units were under warranty in the third quarter of 2003 than were under warranty in the third quarter of 2002. These decreases were offset in part by an increase in depreciation expense related to additional demonstration units capitalized under a sale-leaseback arrangement more fully disclosed in Note 8 to the Consolidated Condensed Financial Statements – Sale-Leaseback Transactions and Capital Leases.

General and Administrative

General and administrative expenses principally include salaries, professional fees, facility rentals, compensation and information systems related to general management functions. General and administrative expenses for the quarter ended September 30, 2003 decreased by approximately $571,000 to $1.5 million from $2.0 million for the quarter ended September 30, 2002. The decrease is primarily attributable to reductions in force implemented in 2002 and 2003, reduced legal and professional fees, and reduced depreciation expense resulting from the impairment of fixed assets recorded by the Company in the fourth quarter of 2002 and the first quarter of 2003. These decreases were offset in part by the increased costs associated with the Massachusetts facility, fixed assets, and intangible assets that were acquired as part of the LightChip, Inc. and Tektronix, Inc. acquisitions.

General and administrative expenses for the nine months ended September 30, 2003 increased by $1.4 million to $6.5 million from $5.1 million for the nine months ended September 30, 2002. The increase is due primarily to an increase in insurance costs, increased professional fees, and increased costs associated with the Massachusetts facility, fixed assets, and intangible assets that were acquired as part of the LightChip, Inc. and Tektronix, Inc. acquisitions. These increases were offset in part by reductions in force implemented in 2002 and 2003, and decreased depreciation expense resulting from the impairment of fixed assets recorded by the Company in the fourth quarter of 2002 and the first quarter of 2003.

Restructuring Charges

In January 2002, the board of directors approved cost reduction initiatives aimed at reducing operating costs. These included a reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production for our product lines. All affected employees were terminated in January 2002 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of approximately $1.3 million in the first quarter of 2002. Approximately $39,000 of severance payments, which were extended through December 2003, and settlement costs from litigation remained unpaid at September 30, 2003.

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

In March 2003, the board of directors approved another reduction in workforce of 12 positions and no restructuring charge. In each of April 2003 and June 2003, the board of directors approved further reductions in workforce of 5 positions. As a result of these reductions, the Company recorded a restructuring charge of $80,000 in the second quarter of 2003. In September 2003, 5 positions were eliminated and in October 2003, an additional 7 positions were eliminated.

Activity associated with the restructuring charges for the nine months ended September 30, 2003 was as follows:

	Balance at			Balance at
	December 31,		Payments/	September 30,
	2002	Additions	Reductions	2003

	(in thousands)
Severance	$342	$1,287	$(1,257)	$372
Legal and other expenses	152	48	(155)	$45

	$494	$1,335	$(1,412)	$417

Impairment of Property and Equipment

For the quarter ended March 31, 2003, the Company recorded a non -cash asset impairment charge of $3.3 million related to certain intangible assets and property and equipment acquired from Tektronix, Inc. in November 2002. The amount of the impairment was determined using estimates of future cash flows expected to be generated from sales of the OTS products. The Company did not record a non-cash asset impairment charge during the nine months ended September 30, 2002, and the quarters ended June 30, 2003 and September 30, 2003.

Other Income (Expense), net

Other expense for the quarter ended September 30, 2003 was $252,000 as compared to other income of $111,000 for the quarter ended September 30, 2002 . The difference is due to an increase in interest expense associated with capital leases, notes payable to a related party, and notes payable to others and a decrease in interest income offset in part by forgiveness of debt associated with certain vendor settlements.

Other expense for the nine months ended September 30, 2003 was $1.4 million as compared to other income of $453,000 for the quarter ended September 30, 2002 . The difference is due to an increase in interest expense associated with capital leases, notes payable to a related party, and notes payable to others, and a decrease in interest income offset in part by forgiveness of debt associated with certain vendor settlements.

Provision for Income Taxes

No provision for income taxes was made for the three months ended and the nine months ended September 30, 2003 due to the Company’s net loss of $4.7 million and $28.0 million, respectively. Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief it is more likely than not that future tax benefits will not be realized as a result of current and future income. No provision for income taxes was made for the quarter ended and the nine months ended September 30, 2002 due to the Company’s net loss of $7.1 million and $24.7 million, respectively.

Net Loss

Net loss for the quarter ended September 30, 2003 was $4.7 million or $0.15 per diluted share compared with net loss of $7.1 million or $0.23 per diluted share for the quarter ended September 30, 2002 and net loss for the nine months ended September 30, 2003 was $28.0 million or $.89 per diluted share compared with net loss of $24.7 million or $.79 per diluted share for the nine months ended September 30, 2002, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003 , the Company’s unrestricted cash and cash equivalents and short-term investments were approximately $138,000, a decrease of $2.0 million from unrestricted cash and cash equivalents and short-term investments as of December 31, 2002. As of September 30, 2003 the Company's working capital deficit was approximately $23.9 million as compared to $2.3 million at December 31, 2002. For the nine months ended September 30, 2003, the Company reported net loss of $28.0 million and cash flows used in operations of $13.3 million. The Company had an accumulated deficit of $98.0 million at September 30 , 2003.

The Company expects to continue to incur operating losses through 2003. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues. As further discussed below, our ability to maintain sufficient liquidity in the future is dependent on us securing additional debt financing, resolving outstanding legal actions brought against us, successfully restructuring creditor liabilities, maintaining tight controls over spending, successfully achieving our product release schedules and attaining our forecasted sales objectives.

The Company has insufficient short-term resources for the payment of its current liabilities. Various creditors have contacted us in order to demand payment for outstanding liabilities owed to them and some creditors have commenced legal proceedings against the Company seeking an aggregate of approximately $26.0 million in damages. We are in discussions with our creditors in order to restructure our outstanding liabilities. As of the date of this report, we have entered into settlement agreements with several of our creditors settling approximately $13.5 million of debt for approximately $10.5 million. As of the date of this report, we have paid approximately $4.0 million due under these settlement agreements, and we are required to continue to make payments for the remaining balance due under the settlement agreements. The Company is now in default under certain of such settlement agreements and may now be forced to forfeit $2.4 million of the savings previously negotiated with such creditors. Although we will continue to attempt to raise additional financing, the Company does not currently have sufficient resources to make the additional required payments under the settlement agreements as they become due.

In order to alleviate the Company’s working capital shortfall, we are attempting to raise additional debt financing. Since February 2003, the Company has raised approximately $11.3 million from Optel, LLC and Optel Capital, LLC, entities controlled by the Company’s majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan (collectively "Optel), pursuant to several secured promissory notes (the "Optel Notes") (as further described in Note 9 – Related Party Transactions), of which approximately $10.35 million is currently outstanding. The Optel Notes bear interest at a rate of 10%, mature on July 31, 2004, unless certain specified events occur accelerating their maturity, and are secured by a first priority security interest in substantially all of the assets of the Company pursuant to a separate security agreement between Optel and the Company. The Company has no commitment from Optel for future financing . As of the date of this report, the Company is unaware of any funding source that would be willing to provide future financing to the Company without the Company restructuring its liabilities. Additionally, as of the date of this report, the Company has been unable to restructure its outstanding liabilities with certain significant creditors .

The Company’s ability to meet cash requirements over the next twelve months is dependent on our ability to obtain additional financing, successfully negotiate extended payment terms with certain vendors, restructure outstanding liabilities with certain creditors, and meet our forecasted sales objectives. There can be no assurance, however, that the Company can raise additional financing from any source on terms favorable to it, or at all, that the Company’s creditors will agree to any restructuring of outstanding liabilities. If the Company is unable to secure adequate financing on terms acceptable to the Company, is unable to successfully restructure its outstanding liabilities, then it expects that it will not have sufficient cash to fund settlements previously negotiated with certain creditors, its current working capital and capital expenditure requirements and may have no alternative but to seek bankruptcy protection.

The Company cannot assure you that it will be able to obtain additional financing, that it will achieve profitability or, if it achieves profitability, that the profitability will be sustainable, that we will be able to restructure our outstanding liabilities with all significant creditors, that we will be able to avoid seeking bankruptcy protection, or that we will continue as a going concern. As a result, our independent certified public accountants have included an explanatory paragraph for a going concern in their report for the year ending December 31, 2002 that was included in our Annual Report on Form 10-K filed on April 15, 2003. As of the date of this report, the Company is unaware of any funding source that would be willing to provide any future financing to the Company without the Company restructuring its liabilities. Additionally, to date, the Company has been unable to restructure its outstanding liabilities with its significant creditors and although the Company is continuing to attempt to restructure its obligations, the Company now believes that such voluntary restructuring may be unlikely.

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2003 was $13.3 million. This was primarily the result of the net loss of $28.0 million and increases in prepaid and other assets of $726,000 and a decrease in of $3.3 million in accrued litigation charges primarily as a result of payments made in the Seth Joseph matter (Refer to Note 4 to the Consolidated Financial Statements – Legal Proceedings for further discussion). These uses of cash were partially offset by non-cash expenses consisting primarily of a provision for excess and obsolete inventory of $3.4 million, depreciation and amortization of $2.8 million, and $3.3 million impairment of long-lived assets along with a decrease in accounts receivable of $2.1 million, a $2.6 million decrease in inventory, and an increase in accounts payable and accrued expenses of $5.0 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2003 was $3.1 million. This was primarily the result of the liquidation of approximately $1.6 million of the company’s short-term investments, the $800,000 repayment of a note receivable, and the reduction of $817,000 in restricted cash. The reduction in restricted cash is attributable to the retirement and draw down on certain letters of credit for which the restricted cash was serving as collateral. This provision of cash was offset in part by property, plant and equipment purchases of approximately $158,000.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2003 was $9.8 million. This was primarily the result of proceeds of $10.8 million from borrowings from Optel and proceeds of approximately $200,000 from the sale of common stock. This was offset by principal payments of approximately $1.0 million to Optel and approximately $200,000 on capital lease obligations.

Revolving Credit Facility

In April 2002, the Company entered into a Revolving Credit and Security Agreement (the "Agreement") with Wachovia Bank (the "Bank"). The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company’s cash and cash equivalents and short-term investments. The advance rate varies between 80% and 95% and is dependent upon the composition and maturity of the available collateral. An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement has an initial term of three years. The Agreement may be terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank may terminate the Agreement at any time, without notice upon or after the occurrence of an event of default. At September 30, 2003, there were approximately $1.6 million of letters of credit outstanding under this facility secured by approximately $1.6 million of the Company’s cash and cash equivalents which were classified as restricted at September 30, 2003. The Company currently has no additional borrowing capacity under this facility.

Legal Proceedings

The Company is subject to ongoing litigation for amounts owed to certain of its creditors and has entered into settlement agreements with certain other creditors. While the Company continues to attempt to resolve its outstanding litigation on terms favorable to the Company, and to make the payments required under its settlement agreements, the Company currently has insufficient resources for the payment of its outstanding liabilities owed to such creditors. The Company has no commitment for future funding from Optel and the Company currently has no other source of financing. There can be no assurance that the Company can raise additional financing or that the Company's creditors will agree to restructure any outstanding liabilities. If the Company is unable to obtain additional financing and the Company is unable to restructure its outstanding liabilities with its creditors, the Company expects that it will not have sufficient cash to satisfy its obligations under its various settlement agreements or to fund its current working capital and capital expenditure requirements and may have no alternative but to seek bankruptcy protection. In addition, while the Company has successfully compromised and restructured its obligations with certain creditors, if the Company is unable to meet such restructured obligations on a timely basis, such compromised and restructured obligations may revert to their original amounts and terms. For a detailed description of the Company's ongoing litigation and settlement agreements with its creditors, see Part II-Item 1, "Legal Proceedings".

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

Item 4.    Controls and Procedure

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting .

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

Seth P. Joseph

On November 23, 1999, Seth P. Joseph, a former officer and director of the Company, commenced arbitration proceedings against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute, and breach of an indemnification agreement and the Company’s bylaws. As relief, Mr. Joseph sought $500,000, attorneys’ fees, interest and stock options for 656,666 shares of the Company’s common stock exercisable at a price of $5.25 per share. The Company filed an answer denying Mr. Joseph's allegations and alleging multiple affirmative defenses and counterclaims. The Company's counterclaims against Mr. Joseph sought repayment of loans totaling approximately $113,000 plus interest. Mr. Joseph subsequently dismissed without prejudice all of his claims other than his claim under the Whistleblower Statute. The arbitration hearing on Mr. Joseph’s Whistleblower claim and the Company’s counterclaims concluded on October 5, 2001. The parties submitted proposed findings to the arbitrator on October 17, 2001. As part of his proposed findings, Mr. Joseph sought an award of $4.8 million and attorneys’ fees and costs. On November 9, 2001, the Company was notified of the arbitrator's decision which awarded Mr. Joseph the sum of approximately $3.7 million and attorneys’ fees and costs. On December 20, 2001, the arbitrator issued a corrected award and awarded Mr. Joseph the sum of $3.9 million and attorneys’ fees and costs in an amount to be determined. On January 23, 2002, Mr. Joseph filed a motion seeking the award of $1.1 million in attorneys’ fees, costs and interest thereon. On July 18, 2002, the arbitrator issued an award to Mr. Joseph of $575,000 for attorneys’ fees, $165,000 for costs, $10,000 for a portion of the arbitrator fees, plus interest from November 1, 2001 until paid.

On December 26, 2001, the Company filed a petition to vacate or modify the arbitration award in the Circuit Court of the Sixth Judicial Circuit, Pinellas County, Florida, in an action entitled Digital Lightwave, Inc. v. Seth P. Joseph, Case No. 01-9010C1-21. The Company filed an amended petition on December 26, 2001, following the corrected arbitration award. Subsequently, Mr. Joseph filed a cross-motion to confirm the arbitration award. On March 26, 2002, the Court denied the Company's petition to vacate the arbitration award, granted Mr. Joseph’s cross-motion to confirm the award, and entered a judgment in favor of Mr. Joseph in the amount of $4.0 million including interest (the "Final Judgment"). On April 4, 2002 the Company posted a civil supersedeas bond in the amount of $4.8 million, issued by Fidelity and Deposit Company of Maryland, n/k/a Zurich American Insurance Company ("Fidelity") which represents the amount of the judgment plus two times the estimated interest, to secure a stay of enforcement of the Circuit Court judgment pending the Company’s appeal. In January 2003, the Company paid approximately $1.0 million into an escrow account for Mr. Joseph’s legal fees and interest on the balance recorded by the Company in 2002. The Company appealed the decision and judgment of the Circuit Court. On April 23, 2003, the appellate court affirmed the decision and judgment of the Circuit Court. On May 14, 2003, the Company and Mr. Joseph agreed to the release of the $1.0 million deposited into the escrow account, and the Company received $118,000 of the escrowed funds. The balance of the account was disbursed to Mr. Joseph.

 As a result of the appellate court's decision, which was not appealed further by the Company, the Company was required to pay the amount of the Final Judgment on May 9, 2003. The Company was unable to make this payment on May 9, 2003. Upon a motion for disbursement of bond proceeds, the Circuit Court ordered Fidelity to pay the Final Judgment, inclusive of prejudgment interest, totaling approximately $4.5 million, by June 16, 2003, plus interest for each additional day thereafter until paid. Pursuant to a motion to determine amount of appellate attorneys' fees, costs and expenses, on June 10, 2003, the Circuit Court awarded Mr. Joseph appellate attorneys' fees and costs for the subsequently determined amount of $65,415 (the "Attorney’s Fees and Costs Judgment").

In connection with the foregoing, on June 13, 2003, the Company and Fidelity entered into a Compromise and Settlement Agreement (the "Fidelity Settlement Agreement"). Under the terms of the agreement, the Company was required to pay Fidelity 60% of the amount paid by Fidelity under the Final Judgment and the Attorneys' Fees and Costs Judgment as follows: (a) within 10 days of the date Fidelity makes payment on each Judgment, the Company shall pay to Fidelity 35% of the amount paid by Fidelity on such Judgment; (b) thereafter, as to each Judgment, within 30 days of the first payment, the Company shall pay to Fidelity an additional 10% of the amount paid by Fidelity on such Judgment; (c) within 30 days of the second payment, the Company shall pay an additional 10% of the amount paid by Fidelity on such Judgment; and (d) within 60 days of the third payment, the Company shall pay an additional 5% of the amount paid by Fidelity on such Judgment. On June 18, 2003, Fidelity paid the Final Judgment plus interest in the amount of $4,484,414 and on July 15, 2003, Fidelity paid the Attorneys’ Fees and Cost Judgment. The Company paid the first and second settlement payments with respect to the Final Judgment, and the first and second settlement payments with respect to the Attorneys’ Fees and Costs Judgment in accordance with the terms of the Fidelity Settlement Agreement.

On September 8, 2003, Fidelity agreed to a modification of the payment schedule under the Fidelity Settlement Agreement pursuant to which Fidelity agreed to accept the Company’s payment of 5% of the Final Judgment on August 21, 2003 as its third payment and to allow the Company to pay the remaining 10% of the Final Judgment with a 5% payment in September and a 5% payment in November. The Company was unable to make the payment of 5% of the Final Judgment in September and requested a further modification to the payment schedule. To date, the Company has not received a response to its request for a second modification to the payment schedule from Fidelity. The Company is currently unable to make any further payments under the Fidelity Settlement Agreement with respect to the Final Judgment or the Attorneys’ Fees and Costs Judgment.

Because the Company has not timely performed its obligations under the Fidelity Settlement Agreement, the Final Judgment and the Attorneys' Fees and Costs Judgment, plus interest and attorneys' fees and costs allowed under the agreement, less any payments by the Company under the agreement retained by Fidelity, may be reinstated as the obligation owed to Fidelity by the Company. In addition, in the event that the Company files or is the subject of a petition for relief pursuant to Title 11 of the United States Bankruptcy Code and Fidelity is required or compelled to return any portion of the Company's payments under the Fidelity Settlement Agreement, the Final Judgment and the Attorneys' Fees and Costs Judgment, plus interest and attorneys' fees and costs allowed under the agreement, less any payments by the Company under the agreement retained by Fidelity, may be reinstated as the obligation owed to Fidelity by the Company.

The Company’s financial statements at September 30, 2003 reflect a liability of approximately $2.2 million to Fidelity as an accrued litigation charge. The Company has not recognized the decrease in the liability as a result of the Fidelity Settlement Agreement. This is due to the default provisions in the Fidelity Settlement Agreement and the Company’s current inability to pay this obligation.

CIT Technologies Corporation

On April 7, 2003, CIT Technologies Corporation ("CIT"), the Company’s largest creditor, served the Company with a complaint in connection with a lawsuit commenced in the Circuit Court for Pinellas County, Florida. This complaint was filed in connection with the non-payment of monies due for equipment provided under various lease agreements between CIT and the Company. The complaint seeks, among other things, damages in excess of $16.5 million as well as the return of all leased equipment. The Company disputes certain of the amounts claimed by CIT and is proceeding with the defense of its position in court. The Company recently filed its Amended Answer, Affirmative Defenses, and Counterclaim wherein the Company asserts, among other things, that CIT is violating usury laws in connection with the agreements subject of the suit. The Company is attempting to discuss and resolve its disputes with CIT. A mediation was held on November 3, 2003, but the mediation was unsuccessful. There can be no assurances that the Company will be successful in resolving its disputes with CIT. The state court recently issued an order directing the clerk of court to enter a writ of replevin in favor of CIT. The writ of replevin entitles CIT to secure possession of the equipment subject of the agreements pending the outcome of the lawsuit. To date the Company has provided approximately 80% of the units under lease with the remaining approximately 20% yet to be provided to CIT.

Lightwave Drive, LLC

In April 2003, Lightwave Drive, L.L.C. ("Landlord"), the landlord for the headquarters of the Company located at 15550 Lightwave Drive, Clearwater, Florida 33760 (the "Leased Property"), filed a complaint against the Company in the Sixth Judicial Circuit for Pinellas County, Florida, Case No. 0300241CI-15 (the "Lawsuit"), seeking eviction and monetary damages for unpaid rent and real estate taxes under the Lease Agreement between Landlord and the Company dated as of January 14, 1998, as amended (the "Lease"). The Lease is secured by an irrevocable standby letter of credit issued by First Union National Bank, n/k/a Wachovia Bank, N.A. (the "Letter of Credit") in the aggregate total amount of $2.0 million. The Landlord previously drew down the Letter of Credit in the amount of $463,642 for unpaid rent accrued in March and April, 2003 and for the 2002 real estate taxes on the Leased Property, and the Landlord drew down the Letter of Credit in the amount of $53,333 for the amount due under the Lease following the Company's first settlement payment under the Settlement and Lease Modification Agreement discussed below.

In connection with the foregoing, on July 22, 2003, the Company and the Landlord entered into a Settlement and Lease Modification Agreement (the "Lease Modification Agreement"). Under the terms of the Lease Modification Agreement, the Landlord agreed to forebear from pursuing the relief requested in the Lawsuit and the parties agreed to amend the Lease pursuant to the Lease Modification Agreement. Further, under the terms of the Lease Modification Agreement, the Company paid Landlord $421,500 on July 23, 2003, and agreed to pay Landlord as follows: (i) as advance payment of the year 2003 real estate taxes for the Leased Property, the payment of $33,000 per month for the five month period beginning October 1, 2003, and ending on February 29, 2004, to be paid in accordance with the rent payment provisions of the Lease and subject to adjustment for any difference between the estimated and the actual 2003 tax liability; (ii) as partial payment of the rent due for the months between and including August, 2003 and December, 2003, the payment of $75,000, to be paid in accordance with the rent payment provisions of the Lease; and (iii) beginning on January 1, 2004, the full amount of the rent due under the Lease, to be paid in accordance with the rent payment provisions of the Lease.

In addition, Landlord was entitled to draw on the Letter of Credit for the months between and including August, 2003 and December, 2003 for the difference between the Company’s rent obligations under the Lease and the Company’s $75,000 payment. Additionally, a default by the Company or Landlord under the Lease Modification Agreement constitutes an Event of Default under the Lease, as such term is defined under the Lease, and except as expressly modified in the Lease Modification Agreement, the Lease shall remain in full force and effect. In connection with the foregoing settlement, Landlord filed a Notice of Voluntary Dismissal Without Prejudice with respect to the Lawsuit.

For August, 2003 and September, 2003, the Landlord drew down the Letter of Credit in the amount of $143,490 for the difference between the Company’s rent obligations under the Lease and the Company’s $75,000 payment pursuant to the Lease Modification Agreement. Because the Company was unable to make the October rent payment the Landlord drew down the Letter of Credit in the amount of $148,904. In addition, the Landlord drew down the Letter of Credit in the amount of $30,841 upon the failure of the Company to make the advance payment of the year 2003 real estate taxes for the Leased Property. The failure of the Company to make the aforementioned payment constituted an Event of Default under the Lease, entitling the Landlord to exercise its rights thereunder not withstanding the foregoing, the Company made the November rent payment, and the Landlord has taken no further action under the Lease or the Lease Modification Agreement. The Company is currently unable to make any further payments under the Lease as modified by the Lease Modification Agreement.

Pursuant to the Lease Modification Agreement, on or before November 10, 2003, the Company agreed to provide Landlord with a new letter of credit in the amount of $1,350,000 with an effective date on or before November 20, 2003 (the "New Letter of Credit") to replace the Letter of Credit. In the event that the Company fails to deliver the New Letter of Credit to Landlord as set forth above, the Company shall be deemed to be in default of the Lease and Landlord shall immediately, without notice or opportunity to cure, be entitled to draw the entire amount of the Letter of Credit as security for the Company’s obligations under the Lease. The Company was unable to provide Landlord with the New Letter of Credit on or before November 10, 2003; however, pursuant to a verbal agreement with Landlord, the Letter of Credit was not drawn against and the company is in the process of providing the New Letter of Credit. Subject to certain conditions, effective November 20, 2006 and November 20, 2007, the amount of the New Letter of Credit may be reduced to $1,150,000 and $1,000,000, respectively.

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

On May 21, 2003 (but effective as of May 1, 2003), the Company and Jabil entered into a forbearance agreement (the "Jabil Forbearance Agreement") relating to Jabil’s claims against the Company relating to the manufacturing services agreement. Under the terms of the Jabil Forbearance Agreement, the Company (a) paid Jabil $620,000 in cash, (b) delivered to Jabil a promissory note in the original principal amount of approximately $2.84 million (the "First Note"), and (c) delivered to Jabil a promissory note in the original principal amount of approximately $2.74 million (the "Second Note" and, together with the First Note, the "Notes"). The Company and Jabil agreed that the principal amount of the First Note represents the unpaid outstanding accounts receivable owed by the Company to Jabil for product previously delivered to the Company under the manufacturing services agreement and that the principal amount of the Second Note represents the compromised amount due by the Company to Jabil for component inventory, work-in-process inventory, and finished goods inventory for which the Company has not yet paid Jabil.

Each of the Notes bears interest at six percent (6.0%) per year. Under the First Note, the Company was required to make a payment of approximately $253,000 on September 1, 2003, monthly payments of approximately $210,000 on October 1, 2003 and November 1, 2003, and is required to make monthly payments of approximately $210,000 from December1, 2003, through October 1, 2004. The Second Note does not provide for periodic payments. The Second Note requires the Company to pay all unpaid principal and accrued interest in full on October 1, 2004. As provided for in the Jabil Forbearance Agreement, all payments made by the Company to Jabil for certain existing inventory (as such term is defined in the Jabil Forbearance Agreement) and all proceeds from the sale of such inventory by Jabil to third parties will be credited as payments on the Second Note. Each of the Notes provides for the accelerated payment of all unpaid principal and accrued interest upon the occurrence of certain events described in the Notes.

Pursuant to the forbearance agreement, Jabil agreed to forbear from taking further actions to collect on Jabil’s claim but only so long as the Company complies with all terms, conditions, obligations, and duties provided in the Jabil Forbearance Agreement, the Notes, and each other document or agreement signed in connection with the Jabil Forbearance Agreement. The Company was unable to make the September 1, 2003 payment under the First Note of approximately $253,000, the October 1, 2003 payment under the First Note of approximately $210,000 and the November 1, 2003 payment under the First Note of approximately $210,000. In addition, the Company is currently unable to make any further payments with respect to the First Note. Because the Company has not timely performed its obligations and has defaulted under the Jabil Forbearance Agreement and the Notes, on October 7, 2003, Jabil filed two complaints in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, Case No. 03 9331 DIV 1 and Case No. 03 9332 DIV B with respect to the Notes seeking payment in full of the Notes. The Company did not file a timely response and a default was entered in the above referenced matters. The Company has filed a motion to set aside the default.

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

Jabil is currently in possession of $3.3 million of inventory which is considered inventory of the Company and is recorded as an other current asset. The inventory is being held by Jabil as collateral for the Second Note and will be proportionately released as payments are made under the Second Note.

Micron Optics, Inc.

In February 2003, Micron Optics, Inc. ("Micron") commenced mediation proceedings against the Company.  The mediation was commenced between Micron and the Company in connection with the alleged breach of contract and amounts owing under a Collaboration & Distribution Agreement between Micron and the Company.  Micron is seeking damages in excess of $500,000. The Company has asserted counterclaims relating to alleged fraudulent activity by Micron. The m ediation was unsuccessful and the dispute has been submitted to binding arbitration pursuant to the agreement between Micron and the Company.  The arbitration is pending in front of a three-arbitrator panel in Atlanta, Georgia. The Company filed its initial arbitration brief on August 27, 2003, and the parties are currently engaged in discovery, including document productions and interrogatories. The Company is in discussion with Micron in an effort to resolve this matter as a part of the Company’s ongoing efforts to restructure its outstanding liabilities.  There can be no assurance that such discussions will be successful or whether a favorable outcome in the arbitration will occur.

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

Arrow Electronics, Inc.

On August 11, 2003, Arrow Electronics Inc. ("Arrow") filed a complaint against the Company in the Circuit Court in and for Pinellas County, Florida, Case No. 03-6144-CI-13 alleging a breach of a Mutual Purchase and Sale Agreement and seeking approximately $3.5 million in damages. The Company responded to the complaint on September 2, 2003, and the Company intends to defend the action. Additionally, the Company is attempting to discuss and resolve its disputes with Arrow as it is doing with its other creditors as part of its overall efforts to restructure its outstanding liabilities.

The Company currently has an asset of $1.1 million for credits issued to the Company that is recorded as an other current asset and a $1.9 million payable for past purchases of electronic components. The Company has not recorded any additional liability related to this claim because management believes Arrow’s additional claim is without merit.
Insight Electronics, LLC.

Insight Electronics, LLC ("Insight") filed a complaint against the Company in the Sixth Judicial Circuit for Pinellas County, Florida, Case No. 03-2882-CI-11, alleging non-payment of amounts due and owing for equipment purchases. Insight sought $43,533 in damages. The parties have settled the matter whereby the Company agreed to pay the full amount demanded plus nominal interest by making a payment of $5,000 on or before July 11, 2003, and monthly payments of not less than $5,000 beginning on September 15, 2003 and continuing on the 15th day of each month thereafter until paid in full. The Company made the initial $5,000 payment and the first monthly payment of $5,000 on September 15, 2003, but was unable to make the second monthly payment of $5,000 on October 15, 2003. Because the Company failed to make the second monthly payment, Insight is entitled to a final judgment in the amount of $33,533, together with prejudgment interest and court costs pursuant to the terms of the settlement. The Company is currently unable to make any further payments under the settlement with Insight.

Plaut Sigma Solutions, Inc.

On July 15, 2003, the Company entered into letter agreements with Plaut Sigma Solutions, Inc. ("Plaut") with respect to outstanding payments due to Plaut under that certain Plaut Sigma Solutions, Inc. Presents a MYSAP.com Business Solution for Digital Lightwave, Inc. dated May 30, 2002 in the amount of $360,630 (the "Consulting Letter Agreement") and that certain Software End-User License Agreement dated May 30, 2002 in the amount of $83,120. (the "Maintenance Letter Agreement", and together with the Consulting Letter Agreement, the "Letter Agreements"). Under the Consulting Letter Agreement, the Company agreed to pay Plaut the full amount of the debt as follows: (i) upon execution of the Consulting Letter Agreement, a payment of $36,063 and (ii) on the first day of each calendar month beginning on October 1, 2003 through November 1, 2004, a payment equal to $23,183. Under the Maintenance Letter Agreement, the Company agreed to pay Plaut the full amount of the debt as follows: (i) upon execution of the Maintenance Letter Agreement, a payment of $8,312 and (ii) on the first day of each calendar month beginning on August 1, 2003 through December 1, 2003, a payment equal to $14,962. The Company was unable to make the October and November payments and is currently in default under the Letter Agreements. On October 9, 2003, the Company received notification of default under the Letter Agreements from Plaut. No further action has been taken by Plaut. The Company is currently unable to make any further payments under the Letter Agreements.

Tektronix, Inc.

On November 5, 2003, the Company notified Tektronix, Inc. ("Tektronix") of certain claims for indemnification it believes it has against Tektronix in connection with that certain Asset Purchase Agreement dated October 31, 2002 between the Company and Tektronix (the "Asset Purchase Agreement"). Under the Asset Purchase Agreement, $1,000,000 of the purchase price was placed in an escrow account (the "Escrow Amount") for a period of one year following the closing of the Agreement as an offset for indemnification claims by the Company, subject to the terms of an escrow agreement (the "Escrow Agreement"). The Company notified the escrow agent of its indemnification claims under the Asset Purchase Agreement and instructed the escrow agent to release the Escrow Amount to the Company under the Escrow Agreement. In accordance with the Escrow Agreement, on November 6, 2003, Tektronix notified the escrow agent of its objection to the Company's indemnification claims under the Asset Purchase Agreement. The Escrow Agreement provides that disputes regarding the Escrow Amount will be handled by negotiation between the parties, and if such negotiation is not successful, by binding arbitration. In addition, Tektronix may have certain claims against the Company for alleged amounts owed to Tektronix in connection with a lease agreement for a facility in Chelmsford, Massachusetts and a Manufacturing and Services Agreement dated November 5, 2002 between the Company and Tektronix. No further action has been taken by the Company or Tektronix with respect to the foregoing matters.
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

Item 5.    Other Information

On September 11, 2003, the Company borrowed $350,000 from Optel Capital, LLC pursuant to a Secured Promissory Note (the "Note"). The Note bears interest at an annual rate of 10% , is secured by a first priority security interest in substantially all of the assets of the Company pursuant to a Second Amended and Restated Security Agreement dated as of September 11, 2003 and may be prepaid at any time. The Company intends to use the proceeds for the settlement of debt with certain trade creditors and for general corporate and working capital purposes. The Note matures on July 31, 2004, unless certain specified events occur accelerating its maturity.

On November13, 2003, the Company borrowed $500,000 from Optel Capital, LLC pursuant to a Secured Promissory Note (the "Note"). The Note bears interest at an annual rate of 10% , is secured by a first priority security interest in substantially all of the assets of the Company pursuant to a Third Amended and Restated Security Agreement dated as of November 13, 2003 and may be prepaid at any time. The Company intends to use the proceeds for general corporate and working capital purposes. The Note matures on July 31, 2004, unless certain specified events occur accelerating its maturity. The Company’s total indebtedness to Optel , LLC and Optel Capital, LLC is now approximately $10.35 million.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits
    A list of exhibits is set forth in the Exhibit Index found on page 30 of the report.

(b) Reports on Form 8-K.
(i) Current Report on Form 8-K dated as of August 21, 20003, filed on September 10, 2003 pursuant to item 5, reporting the Fidelity Compromise and Settlement Agreement matter, the Jabil Forbearance matter, and Loans from Optel matter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Digital Lightwave, Inc.
(Registrant)

By:	/s/JAMES GREEN

Chief Executive Officer and President
(Principal Executive Officer)

Date: November 17, 2003

By:	/s/PATRICIA HAYES

Patricia Hayes
Chief Accounting Officer
(Principal Financial Officer)

Date: November 17, 2003

EXHIBIT INDEX

Exhibit Number	Description

10.1+	Secured Promissory Note dated September 11, 2003 between Digital Lightwave, Inc. and Optel Capital, LLC.
10.2+	Second Amended and Restated Security Agreement dated September 11, 2003 between Digital Lightwave, Inc. and Optel Capital, LLC.
10.3+	Secured Promissory Note dated November 13, 2003 between Digital Lightwave, Inc. and Optel Capital, LLC.
10.4+	Third Amended and Restated Security Agreement dated November 13, 2003 between Digital Lightwave, Inc. and Optel Capital, LLC.

31.1+	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2+	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1+	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

____________

+     Indicates such exhibit is filed herewithin.