Form 10-K
period 2003-12-31
DIGITAL LIGHTWAVE INC
filed 2004-04-15
CIK 1016100

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

The aggregate market value of Registrant's voting stock, held by non-affiliates, as of the last day of the Registrant’s most recently completed second fiscal quarter, June 30, 2003 was approximately $14,633,661 based on the closing price of $1.10 for shares of the registrant’s Common Stock on such date as reported by the Nasdaq National Market. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant's Common Stock issued and outstanding as of April 7, 2004 was 31,625,878.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORM 10-K

For the Year Ended December 31, 2003

PART I

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially from the results and outcomes discussed in the forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption Factors That May Affect Future Results set forth at the end of this Item 1 and those contained from time to time in our other filings with the SEC. We caution you that our business and financial performance are subject to substantial risks and uncertainties.

Item 1. Business

Recent Developments

The Company has insufficient short-term resources for the payment of its current liabilities. Various creditors have contacted us in order to demand payment for outstanding liabilities owed to them, and two creditors, CIT Technologies Corporation and Jabil Circuit, Inc., have commenced legal proceedings against the Company seeking approximately $23.0 million in damages. We are in discussions with our creditors in order to restructure our outstanding liabilities and we are attempting to resolve the outstanding legal action brought against us. In order to alleviate the Company’s working capital shortfall, we are attempting to raise additional financing. Since February 2003, the Company has raised approximately $16.6 million from Optel, LLC and Optel Capital, LLC, entities controlled by the Company’s majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan (collectively "Optel"), pursuant to several secured promissory notes (the "Optel Notes") (as further described in Note 13 to the Consolidated Financial Statements – Related Party Transactions), of which approximately $15.6 million is currently outstanding. The Optel Notes bear interest at a rate of 10%, mature on July 31, 2004, unless certain specified events occur accelerating their maturity, and are secured by a first priority security interest in substantially all of the assets of the Company pursuant to a separate security agreement between Optel and the Company. The Company has received a letter from Optel confirming that Optel intends to continue to consider requests for funding and to make advances to the Company during the second fiscal quarter of 2004, on substantially similar terms and applying the same course of dealing as Optel has considered and advanced funds to the Company during the past six months. As of the date of this report, the Company is unaware of any funding source other than Optel that would be willing to provide future financing to the Company prior to the Company’s successful restructuring of its liabilities. As of the date of this Report, we have entered into settlement agreements with several of our creditors settling an aggregate of approximately $12.7 million of debt and claims for approximately $1.4 million. In connection with these settlement agreements, the Company has recognized the impact of these savings in the Consolidated Statements of Operations for the year ended December 31, 2003.

The Company is actively attempting to negotiate settlements and restructure its outstanding liabilities with its remaining significant creditors. If the Company is unable to obtain additional financing, and the Company is unable to restructure its outstanding liabilities with its creditors, the Company expects that it will not have sufficient cash to satisfy its obligations or to fund its current working capital and capital expenditure requirements and may have no alternative but to seek bankruptcy protection. For a detailed description of the Company's ongoing litigation and settlement agreements with its creditors, see Part I - Item 3, "Legal Proceedings."

General

Digital Lightwave, Inc. provides the global fiber-optic communications industry with products and technology used to develop, install, maintain, monitor and manage fiber-optic communication networks. Telecommunications service providers and equipment manufacturers deploy the Company’s products to provide quality assurance and ensure optimum performance of advanced optical communications networks and network equipment. The Company’s products are sold worldwide to telecommunications service providers, telecommunications equipment manufacturers, equipment leasing companies and international distributors.
Our revenue has been generated primarily from the sale of the Company’s original product line, the Network Information Computers (NIC). NICs are portable instruments used for the installation and maintenance testing of advanced, high-speed networks and transmission equipment. The NIC product family provides diagnostic capabilities for testing the performance of both optical and legacy electrical networks with an array of communications standards and transmission rates.

The Company’s other product lines include the Network Access Agents (NAA), the Optical Wavelength Manager (OWM) and the Optical Test System (OTS). NAAs are unattended, software-controlled, performance monitoring and diagnostic systems permanently installed within optical-based networks, allowing centralized remote network monitoring and management. The OWM remotely monitors up to eight optical fibers and provides fast and highly accurate analysis of optical wavelengths. The OWM also provides remote analysis and management via a web-enabled PC interface. The OTS line includes a fully developed and widely deployed line of precision optical test and measurement instruments used primarily by telecommunications equipment manufacturers in the research and development and manufacturing of new products.

Digital Lightwave, Inc. was incorporated in California in 1990, and reincorporated in Delaware in 1996. Unless the context indicates otherwise, the "Company," "we," "our," and "Digital Lightwave", as used in this Report, refer to Digital Lightwave, Inc., a Delaware corporation, and its predecessor entity. Our principal executive offices are located at 15550 Lightwave Drive, Clearwater, Florida, 33760, and the telephone number is (727) 442-6677. The Digital Lightwave web site address is www.lightwave.com . We make available free of charge, through our web site, our annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. Information contained on or linked to our web site is not part of this Report.

Acquisitions

The Company expanded its product portfolio and customer install base in the second half of 2002 through the acquisition of assets of two individual product lines in an effort to complement our original products and provide core intellectual property rights to our business.

Optical Wavelength Manager (OWM) Acquired from LightChip

On October 11, 2002, the Company acquired certain assets related to the Optical Network Management product line from LightChip, Inc., a privately held company based in Salem, New Hampshire, in exchange for $1.0 million in cash paid from operations.  The acquired assets included inventory, patented technology and equipment.  The acquired product includes the Optical Wavelength Manager (OWM), which is installed by network service providers within the infrastructure of fiber-optic networks and is used primarily by operators of the network to monitor DWDM performance from a central location. The OWM remotely monitors up to eight optical fibers and provides fast and highly accurate analysis of optical wavelengths. The OWM also provides remote analysis and management via a web-enabled PC interface.

Optical Test System (OTS) Acquired from Tektronix

On November 5, 2002, the Company acquired the Optical Test System (OTS) product line of Tektronix, Inc. and assumed certain liabilities associated with the OTS product line, in exchange for $10 million in cash paid from operations. Operated by Tektronix in Chelmsford, Mass., the OTS product line includes a fully developed and widely deployed line of precision optical test and measurement instruments used primarily by telecommunications equipment manufacturers in the research and development and manufacturing of new products. In connection with the acquisition agreement, the Company entered into (i) a license agreement with Tektronix pursuant to which Tektronix licensed certain intellectual property to the Company related to the OTS product line, and (ii) a services agreement with Tektronix pursuant to which Tektronix performed certain manufacturing services for the Company related to the OTS product line and the Company assumed certain warranty obligations of Tektronix related to the OTS product line.

In addition, the Company assumed the lease of a research and development facility in Chelmsford, Massachusetts. Due to the Company’s default under the lease, in 2003, Tektronix agreed to take back the obligations under the lease associated with the facility in Chelmsford, Massachusetts and the Company relocated the production and research and development activities to Billerica, Massachusetts. Additionally, in connection with the settlement of certain disputes between Tektronix and the Company under the acquisition agreement, the services agreement was terminated. See Item 3, "Legal Proceedings."

The Company is actively integrating certain technology from the aquired products into its NIC and NAA product lines.

Products and Services

Digital Lightwave’s products are used to verify that telecommunications products and systems function and perform properly and to troubleshoot data signal impairments in high-speed communication networks. Specific customer applications of the Company’s diagnostic equipment include the testing of actual performance during the research and development of new network equipment by manufacturers, the qualification of products during manufacturing, the verification of service during network installation and the monitoring and maintenance of deployed networks.

In the third quarter of 2002, the Company organized its product portfolio under four product categories to focus on specific market opportunities for its SONET/SDH, Gigabit Ethernet, T-Carrier, PDH, ATM, Packet Over SONET (POS), and DWDM test and measurement products and technologies.

Network Installation and Maintenance Products

Comprised primarily of the Company’s original product line of Network Information Computers (NICs), our Network Installation and Maintenance Products include portable test devices used by network technicians. These devices provide a compact, lightweight, easy-to-use product with significantly greater functionality than competitive products.

The NIC (i) is an integrated test instrument that is capable of analyzing multiple protocols concurrently and independently; (ii) utilizes an intuitive Microsoft Windows-based graphical user interface (GUI) with a touch sensor display to create an easy-to-use diagnostic tool; and (iii) is a software-based solution that can be easily upgraded and customized.

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

 Current models and certain features of the NIC include:

– NIC ® ASA 312 ® , which analyzes North American optical networks (SONET rates: OC-1 through OC-48) and legacy electrical networks (T-carrier rates: DS0, DS1, DS3), operating at transmission rates ranging from 64Kbps to 2.5 Gbps and includes ATM analysis.

– NIC 2.5G ™ , which simultaneously and independently analyzes global optical networks (OTN/SONET/SDH rates: OC-1/STM-0 through OC-48/STM-16) and global electrical networks (T-carrier/PDH rates: DS0, DS1, DS3, E1, E3, E4), operating at transmission rates ranging from 64 Kbps to 2.5 Gbps and includes ATM analysis.

– NIC 10G ™ , which verifies and qualifies the performance of global high-speed optical networks (SONET/SDH rates: OC-48/STM-16 and OC-192/STM-64), operating at transmission rates ranging from 2.6 Gbps to 10 Gbps and includes Packet over SONET/SDH (POS) analysis.

– NIC Plus ™ , a scalable testing platform for global optical networks (OTN/SONET/SDH rates: OC-1/STM-0 through OC-192/STM-64) and global electrical networks (T-carrier/PDH rates: DS0, DS1, DS3, E1, E3, E4), operating at transmission rates ranging from 64 Kbps to 10.7 Gbps and includes POS and ATM analysis.

– NIC GigE ™ is comprised of two fully independent ports configurable for LX (single-mode fiber, 1310 nm) or SX (multi-mode fiber, 850 nm) gigabit network topologies AND TWO 10/100 ports. This module enables packet-level testing as well as the more traditional bit-error testing on Gigabit Ethernet traffic.

Subject to working capital constraints, the Company plans to continue to enhance the NIC’s functionality and performance to meet evolving customer requirements for network technologies, and specifically plans to introduce test solutions for optical jitter and wander (critical network synchronization measurements) technology used in the OTS product line acquired from Tektronix.

Sales for Network Installation and Maintenance Products generated approximately 71%, 86% and 88% of our net sales for the years ended December 31, 2003, 2002 and 2001, respectively.

Network Management Systems

This product category is comprised of the Company’s Network Access Agent (NAA) products, and the Optical Wavelength Manager (OWM), acquired from Lightchip, Inc. in October 2002. These products are used by operators of high-speed networks to monitor and manage real-time performance from a central location, such as a Network Operations Center. Using our products’ analysis capabilities, a network operator is able to monitor signal degradation, diagnose and isolate network failures, and maintain a constant view of the network. This ensures fulfillment of service-level agreements with the operator’s customers and enables the operator to perform predictive analysis of certain situations in order to prevent potential network interruptions or failures.

Introduced in 1998, the NAA utilizes the core technology of the NIC platform. NAAs are software-controlled performance monitoring and diagnostic equipment that are permanently embedded at multiple access points within optical networks, providing real-time analysis and network management from a centralized location.

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

Network Equipment Test and Measurement Products

This product category is comprised primarily of the Optical Test System (OTS) acquired from Tektronix in November 2002. There can be no assurance that we will have the resources or personnel necessary to generate revenues from this product line, which includes portable, bench-top and rack-mountable optical test instruments that are used in laboratory, manufacturing and international network testing environments. Revenues from the OTS product line have been minimal and, since the acquisition, we have terminated all but seven former employees of Tektronix hired in connection with the acquisition. The OTS line employs patented Digital Phase Analysis technology, a test solution for optical jitter and wander, both of which are critical network synchronization measurements. Products in the OTS line provide highly scalable and flexible platforms addressing both the network operator and network equipment manufacturer markets.

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

Customers

Since inception and through December 31, 2003, the Company has sold over 5,150 units of the Network Information Computer and over 130 Network Access Agents to over 450 customers. The Company has sold 8 units under the Optical Test Systems product line and 51 units under the Optical Wavelength Manager product line since the 2002 acquisitions. The Company’s products are purchased and used by domestic and international customers in the following industry segments:

– Incumbent Local Exchange Carriers;

– Inter-Exchange Carriers;

– Competitive Local Exchange Carriers;

– Internet Service Providers;

– Communications Equipment Manufacturers;

– Carriers’ Carriers;

– Utility Companies;

– Equipment Rental and Leasing Companies;

– Wireless Service Providers; and

– Enterprise Network Operators.

The Company also sells its products to other segments of the telecommunications industry, including independent telephone companies and private network operators.

The Company involves key customers in the evaluation of products in development and continually solicits suggestions from customers regarding additional desirable features of products that we have introduced or plan to develop. The Company has generally been able to satisfy requests for additional feature sets by providing software upgrades for loading into its products in the field.

For the year ended December 31, 2003, our two largest customers, Control Concepts and Delo, accounted for approximately 27% of sales. For the year ended December 31, 2002, our largest customer, Technology Rental Services, accounted for approximately 10% of net sales. The Company is in litigation with CIT Technologies Corporation, an affiliate of Technology Rental Services, which is expected to have an adverse effect on future sales to this customer. See Item 3, "Legal Proceedings." For the year ended December 31, 2001, the Company’s largest customer, Level 3 Communications, accounted for approximately 12% of net sales. No other customer accounted for sales of 10% or more during those years.

Sales, Marketing and Customer Support

Sales

The Company primarily sells its products in the United Sates through a direct sales force to telecommunications service providers and network equipment manufacturers. The Company primarily sells its products in Europe through the direct sales force of its subsidiary Digital Lightwave (UK) Limited as well as through distributor channels located in Europe. The Company primarily sells its products in China through a direct sales force and utilizes distributors throughout the Asia Pacific region. Sales of our products have tended to be concentrated with a few major customers, and we expect sales will continue to be concentrated with a few major customers in the future. In the first quarter of 2003, the Company closed its sales offices in Brazil, Taiwan, Singapore, India and Australia and intends to utilize distributors for future sales in such regions. Our sales force consisted of 18 employees as of March 26, 2004.

Marketing

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

Customer Support

The Company offers technical support to its customers 24 hours a day, seven days a week. The customer support organization is comprised of highly skilled employees with extensive experience across a broad range of fiber optics networks. All service and repairs are performed at either the Clearwater, Florida facility, Billerica, Massachusetts facility or by a contract manufacturer. The Company offers a warranty of one to three years depending on the product.

Production

In December 2001, the Company signed a manufacturing service agreement with Jabil Circuit, Inc. ("Jabil"), a leading provider of technology manufacturing services with a customer base of industry-leading companies. Under the terms of the agreement, Jabil had served as Digital Lightwave’s primary contract manufacturer for the Company’s circuit board and product assembly and provided engineering design services. Under the agreement, Jabil purchased our raw materials inventory to fulfill the orders we placed with them.

In January 2002, the Company implemented its outsourcing strategy with Jabil. Until January 2003, Jabil provided product assembly, direct order fulfillment, design for manufacturability and product cost improvement services for all of our Network Information Computer and Network Access Agents products. The Company performed final testing and qualification of the finished products at our Clearwater, Florida facility. The Company is ISO 9001/2000 certified, which is an international standard for quality management and assurance.

On February 27, 2003, Jabil terminated the manufacturing service agreement and on March 19, 2003, commenced an arbitration proceeding seeking damages from the Company in excess of $6.8 million. For further discussion, see Item 3 Legal Proceedings.

On December 5, 2003, we entered into a Manufacturing Services Letter Agreement with Jabil Circuit that specified the terms under which Jabil Circuit would provide us with manufacturing services primarily for the manufacture and testing of printed circuit card assemblies used in our products. This agreement initially was to expire on December 30, 2003, but was extended until March 31, 2004. The Company is in active negotiations with Jabil Circuit to extend this agreement.

The Company’s production of OWM and OTS products is currently performed in Billerica, Massachusetts. The Company subcontracts the manufacture of computer systems boards, plastic molds and metal chassis and certain subassemblies and components for the OTS and OWM products. The Company performs final assembly and programs the products with our software. The Company implements strict quality control procedures throughout each stage of the manufacturing process and tests the boards and subassemblies at various stages in the process, including final test and qualification of the product.

The Company currently utilizes several key components used in the manufacture of its products from a sole-source or limited sources. The Company utilizes certain laser and laser amplifier components, power supplies, touch-screen sensors, single-board computers and SONET overhead terminators used in the Network Information Computer and the Network Access Agent from a single or a limited number of suppliers. The Company purchases a filter, a controller board and an interface board from a single or limited number of suppliers for the Network Access Agent. The Company uses oscillators, power supplies, single board computers, and other optical components that are key components in the manufacture of OTS products. The Company uses detectors, switches and imbedded operating systems as key components in the manufacture of OWM products. We are currently attempting to qualify certain additional suppliers for certain of the sole-sourced components. The loss of any of these key components or the inability to replace or reach an accommodation with Jabil could seriously disrupt our operations.

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

The Company obtains other equipment manufacturers’ products for resale to customers.

Engineering and Development

The Company has organized its engineering and development efforts into product or project teams. These teams are organized around the development of a particular product, and each team is responsible for all aspects of the development of that product and any enhanced features or upgrades. The Company has two research and development facilities: Clearwater, Florida and Billerica, Massachusetts.

During fiscal years 2003, 2002, and 2001, the Company spent approximately $7.9 million, $14.8 million, and $15.0 million respectively, on engineering and development activities.

Intellectual Property

The Company’s success and its ability to compete depends upon its proprietary technology that the Company protects through a combination of patent, copyright, trade secret and trademark law. As of March 26, 2004, we have 6 issued patents relating to the Network Information Computer and Network Access Agent technology, and 2 issued patents relating to the DWDM technology in the United States. We have filed continuation applications for each of these issued patents. Currently we have 14 patents pending relating to our technology. The Company’s strategy includes a plan to expand its presence in international markets and the laws of some foreign countries may not protect the Company’s proprietary rights to the same extent as do the laws of the United States.

To further protect its proprietary information, the Company generally enters into non-disclosure agreements and proprietary information and invention agreements with its employees and suppliers and limits access to and distribution of its proprietary information. It may be possible for third parties to copy or otherwise obtain and use the Company’s technology without authorization despite these precautions. In addition, the Company may either license its proprietary rights to third parties or license certain technologies from third parties for use in its products.

Backlog

The Company has not entered into long-term agreements or blanket purchase orders for the sale of its products. It generally obtains purchase orders for immediate shipment. The Company does not expect to carry substantial backlog from quarter to quarter in the future. Our sales during a particular quarter are highly dependent upon orders placed by customers during that quarter. Most of our operating expenses are fixed and cannot be easily reduced in response to decreased revenues. Variations in the timing of sales could cause significant variations in results of operations from quarter to quarter and result in continuing quarterly losses. The deferral of any large order from one quarter to another would negatively affect the results of operations for the earlier quarter. Reduced customer capital expenditures and the overall economic weakness caused the Company to incur net operating losses beginning in the third quarter of 2001. Throughout 2002 and 2003, the Company took certain measures to reduce its operating costs. These measures included a reduction in force, pay cuts for management and other expense reduction actions. The Company can give no assurance as to whether its sales will return to previous levels, when it will generate positive cash flows from operations or when it will return to profitability.

Seasonality

Our sales are generally seasonal with the largest portion of quarterly sales tied to telecommunications industry purchasing patterns and tend to decrease during the first calendar quarter of each year.

Competition

The market for our products is competitive and is subject to rapid technological change, frequent product introductions with improved performance, competitive pricing and changing industry standards. We believe that the principal factors on which we compete include:

– product performance;

– product quality;

– product reliability;

– value;

– customer service and support; and

– length of operating history, industry experience and name recognition.

We believe that the principal competitors for our Network Installation and Maintenance Products are Acterna, Agilent, Anritsu, Exfo, NetTest, and Sunrise. We believe the principal competitors for our Network Management System, and our Network Equipment Test and Measurement Products are Acterna, Agilent, Exfo, and Spirent. Many of our competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources. A number of these competitors have long established relationships with our customers and potential customers.

Regulatory Matters

The Company’s products must meet industry standards and regulations that are evolving as new technologies are deployed. In the United States, our products must comply with various regulations promulgated by the Federal Communications Commission and Underwriters Laboratories as well as industry standards established by the American Standards Institute and other organizations. Internationally, our products must comply with standards established by the European Union and communication authorities in other countries as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. In addition, some of our planned products may be required to be certified by Bell Communications Research in order to be commercially viable. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards and regulations could negatively impact our ability to sell products.

International

The Company sells its products in domestic and international markets. Our domestic sales represented approximately 75%, 66%, and 80% of our net sales for the years ending 2003, 2002, and 2001, respectively. The Company’s international sales represented approximately 25%, 34% and 20% of its net sales for the years ended 2003, 2002, and 2001, respectively.

Employees

As of April 7, 2004, we employed a full-time staff of 69 employees. None of the Company’s employees are represented by labor unions, and we believe our relations with our employees are good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our ability to continue as a "going concern" is uncertain.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent certified public accountants’ report on our financial statements as of and for the fiscal year ended December 31, 2003, includes an explanatory paragraph which states that we have suffered recurring losses from operations and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern.

Beginning in the third quarter of 2001 and continuing through December 31, 2003, we have experienced combined net losses of $115.4 million. At December 31, 2003, we had an accumulated deficit of $102.4 million. During 2003, we reported cash flows used by operations of $16.4 million. We expect to continue to incur operating losses at least through the second quarter of 2004. Management has taken actions to reduce operating expenses and capital expenditures, including restructuring operations to more closely align operating costs with revenues.

Our ability to meet cash and future liquidity requirements is dependent on our ability to raise additional capital, resolve outstanding legal actions brought against us, successfully negotiate extended payment terms with certain vendors and other creditors, attain our business objectives, maintain tight controls over spending and to release new products and product upgrades on a timely basis. If our cash requirements cannot be satisfied from cash flows from operations and the infusion of additional capital, we may be forced to implement further expense reduction measures, including, but not limited to, further workforce reductions, the sale of assets, the consolidation of operations and/or the delay, cancellation or reduction of certain product development, marketing, licensing, or other operational programs. We cannot guarantee however, that we can raise additional financing on terms favorable to us, or at all, or that our creditors will agree to any restructuring of outstanding liabilities. The inability to raise additional financing in the near term and/or restructure our outstanding liabilities would have a material adverse effect on our operations.

Although management is working to address these uncertainties, we cannot assure you that these efforts will be successful and that we will achieve profitability or, if we achieve profitability, that it will be sustainable, or that we will continue as a going concern. See the sections entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Consolidated Financial Statements."

We are unable to meet our current obligations.

As of December 31, 2003, we had approximately $.3 million of unrestricted cash and cash equivalents, approximately $5.1 million in accounts payable and accrued liabilities, approximately $14.2 million in accrued litigation charges, approximately $19.2 million in current notes payable and approximately $.5 million in long-term liabilities. We are currently unable to pay our liabilities as they become due. We have not been making regular payments to our vendors and are past due or in default with several trade creditors. Various creditors have contacted us in order to demand payment for outstanding liabilities and two creditors, CIT Technologies Corporation and Jabil Circuit, Inc., have commenced legal proceedings against us seeking approximately $23.0 million in damages. See Item 3 "Legal Proceedings." Additional creditors may decide to pursue alternative collection methods including using collection agencies or attorneys to pressure us to pay amounts due. Our creditors could also seek other legal remedies, including filing a petition for involuntary bankruptcy, in an attempt to collect payment.

As of the date of this Report, we have entered into settlement agreements with several of our creditors settling an aggregate of approximately $12.7 million in claims and debt for $1.4 million. As of the date of this Report, we have paid approximately $1.4 million due under these settlement agreements, which is increasing the strain on our working capital. We are currently negotiating certain payment alternatives with other creditors to allow us time to raise additional capital and restructure our business to a level that would allow us to remain a going concern. These payment alternatives include some initial cash payments, extension of payment terms, and reducing amounts owed. There is no guarantee that we will be successful at negotiating these payment alternatives with these trade creditors or that if successful, we will be able to obtain the necessary financing or adequately restructure our business to meet the new terms. As of the date of this Report, we have been unable to restructure our outstanding liabilities with certain remaining significant creditors. Should we be unsuccessful at negotiating payment alternatives, then our trade creditors may seek legal remedies, including filing a petition for involuntary bankruptcy, or we may elect to seek relief by filing a voluntary bankruptcy petition.

We need to raise additional capital.

Since February 2003, we have raised approximately $16.6 million from Optel, LLC and Optel Capital, LLC, referred to as Optel, which are entities controlled by our majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, pursuant to several secured promissory notes as further described in Note 13 of Consolidated Financial Statements – "Related Party Transactions", of which approximately $15.6 million was outstanding as of April 7, 2004. The secured promissory notes bear interest at a rate of 10%, mature on July 31, 2004, unless certain specified events occur accelerating their maturity, and are secured by a first priority security interest in substantially all of our assets pursuant to a separate security agreement between us and Optel. In addition, Optel has notified us that it intends to continue to consider our requests for funding and to make advances to us during the second quarter of 2004 on terms substantially similar to loans made by Optel to us during the last six months. As of the date of this Report, we are unaware of any other funding source that would be willing to provide future financing to us prior to the successful restructuring of our outstanding liabilities.

Although Optel has notified us that it will consider requests for funding during the second quarter of 2004, we cannot guarantee that any additional financing from Optel will be adequate to meet our operating expenses  In any event, we will need to raise additional capital to meet our planned operating expenses. Such capital may not be available on acceptable terms, if at all. We may also require additional capital to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. Although we are currently exploring raising additional debt or equity financing, we do not have definitive plans for sources of such financing. If we issue additional equity securities to raise funds, the ownership percentage of the existing stockholders would be diluted, and the new investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Additional debt incurred by us would be senior to equity with respect to the ability of the debt holders to make claims on our assets. In addition, the terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets, or we may be forced to seek protection under bankruptcy laws.

We are exposed to various risks related to legal proceedings or claims.

We have been, currently are and in the future may be, involved in legal proceedings or claims regarding employment law issues, contractual claims, securities laws violations and other matters. In addition, CIT Technologies Corporation served us with a complaint in connection with the non-payment of rents due for leased equipment under various capital leases and is seeking damages in excess of $16.5 million as well as the return of all leased property. Jabil Circuit, Inc. ("Jabil") has also commenced an arbitration proceeding against the Company seeking in excess of $6.8 million in damages. These legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to prosecute or defend and could divert management’s attention and resources. There can be no assurance regarding the outcome of current or future legal proceedings. We have incurred and may continue to incur significant litigation expenses associated with legal proceedings and claims, which have and could continue to have a material adverse effect on our business, financial condition and results of operations. See Item 3 – "Legal Proceedings" below.

We are dependent on a sole contract manufacturer to produce our printed circuit card assemblies and rely on sole and limited source suppliers which could adversely affect our operations.

In January 2002, we implemented a new outsourcing strategy with Jabil Circuit, Inc. to provide product assembly, direct order fulfillment, design for manufacturability and product cost improvement services for all of our Network Information Computer and Network Access Agents products. Jabil Circuit has terminated its agreement with us as a result of non-payment and has commenced an arbitration proceeding against us. See Item 3 "Legal Proceedings." We are in discussions with Jabil Circuit to resolve this dispute. On December 5, 2003, we entered into a Manufacturing Services Letter Agreement with Jabil Circuit that specifies the terms under which Jabil Circuit would provide us with manufacturing services primarily for the manufacture and testing of printed circuit card assemblies used in our products. This agreement expired on December 30, 2003 and on January 13, 2004, the agreement was extended until March 31, 2004. While we are in active negotiations to extend this agreement, failure to extend this agreement or enter into a substitute manufacturing agreement in a timely fashion could interrupt our operations and adversely impact our ability to manufacture our products, book sales and fulfill customer orders.

We currently utilize several key components in the manufacture of our products from sole-source or limited source suppliers. Certain laser and laser amplifier components, power supplies, touch-screen sensors, single-board computers and SONET overhead terminators used in the Network Information Computer and the Network Access Agent products are sourced from a single or a limited number of suppliers. We purchase a filter, a controller board and an interface board from a single or limited number of suppliers for the Network Access Agent product. Certain oscillators, power supplies, single board computers, and other optical components are key components in the manufacture of our OTS products and are sourced from a single or limited number of supplies. We use detectors, switches and an imbedded operating system as key components in the manufacture of our OWM products that are sourced from a single or limited number of suppliers. We are currently attempting to qualify certain additional suppliers for certain of the sole-sourced components. The loss of a supplier for any of these key components could seriously disrupt our operations.

We forecast product sales quarterly and order materials and components based on these forecasts. Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, purchase terms and demand for a component at a given time. There may be excess or inadequate inventory of certain materials and components if actual orders vary significantly from forecasts.

In the past, there have been industry-wide shortages in some of the optical components used in our products. If such shortages occur again, suppliers may be forced to allocate available quantities among their customers and we may not be able to obtain components and material in a timely manner, if at all. These shortages could lead to delays in shipping our products to our customers, which could significantly harm our business. Additionally, if prices of these components increase significantly, our margins on our products will decrease.

Our principal stockholder has substantial influence over us and our other stockholders could suffer from his potential conflict of interest as our most significant creditor.

As of April 7, 2004, Dr. Bryan J. Zwan, our chairman of the board, beneficially owned approximately 58.0% of the outstanding shares of our common stock (including approximately 6.7 million shares, or approximately 21% of our common stock, which are subject to forward sales agreements). Dr. Zwan has the ability to cause a change in control of our board of directors by electing candidates of his choice to the board at a stockholder meeting and has the ability to approve or disapprove any matter requiring stockholder approval pursuant to which he is entitled to vote, regardless of how our other stockholders may vote. Further, under Delaware law, Dr. Zwan may exercise his voting power by written consent, without convening a meeting of the stockholders. Dr. Zwan has significant influence over our affairs, including the power to cause, delay or prevent a change in control transaction or sale of all or substantially all of our assets, which in turn could adversely affect the market price of our common stock.

We owe approximately $15.6 million to Optel, an entity controlled by Dr. Zwan, which debt is secured by a security interest in substantially all of our assets and Optel has notified us that it intends to continue to consider our requests for funding and to make advances to us during the second quarter of 2004. Circumstances may arise in which Dr. Zwan’s interest as a creditor could conflict with his interest as the principal stockholder. See Note 13 of the Consolidated Financial Statements – "Related Party Transactions."

We experience fluctuations in our operating results.

Our quarterly operating results have fluctuated in the past and future quarterly operating results are likely to vary significantly due to a variety of factors which are outside our control. Factors that could affect our quarterly operating results include the following:

– announced capital expenditure cutbacks by customers within the telecommunications industry;

- pricing changes by our competitors;

- the limited number of our major customers;

- the product mix, volume, timing and number of orders received from our customers;

- the long sales cycle for obtaining new orders;

- the timing of introduction and market acceptance of new products;

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

- changes in costs of materials, labor and overhead; and

- the financial condition of our customers.

Our operating results for any particular quarter may not be indicative of future operating results, in part because our sales often reflect orders shipped in the same quarter in which they are received, which makes our sales vulnerable to short-term fluctuations. These factors have historically been and are expected to continue to be difficult to forecast. Any unfavorable changes in these or other factors could have a material adverse effect on our business, financial condition and results of operations.

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

We have taken steps during 2001, 2002 and in 2003 to reduce costs. In October 2001, we reduced the workforce by 38 employees and consultants across all departments and instituted temporary executive salary reductions of up to 20.0%. In January 2002, we implemented additional cost reduction initiatives including a reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production for our NIC and NAA product lines. In November 2002, we reduced the workforce by approximately 42 positions. In January 2003, we implemented two additional reductions in workforce of 37 and 48 positions, respectively. In March 2003, we further reduced our workforce by 12 positions. For the period April 2003 through December 2003, an additional 22 positions were eliminated.

There are several risks inherent in our efforts to transition to a reduced cost structure, including, but not limited to, the risk that we will not be able to reduce expenditures quickly enough or sustain them at a level necessary to restore profitability, resulting in the need for further restructuring initiatives that would entail additional charges and the risk that our ability to effectively develop and market products and remain competitive in the industries in which we compete will be impaired. Our cost-cutting measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if the demand for our products increases and limiting our ability to hire and retain key personnel. These circumstances could have a material adverse effect on our business, financial condition and results of operations.

Changes in United States and worldwide economies and fluctuations in capital expenditures within the telecommunications industry could adversely affect us.

Our products are mainly purchased and used by telecommunications customers. Our sales are impacted by the following marketplace conditions:

– the continued weak economic conditions in the United States and global markets, resulting in decreased capital expenditures by telecommunication equipment manufacturers and equipment rental and leasing companies;

– the significant bankruptcies and decreased capital expenditures in the telecommunications sector in the United States and global markets by competitive local exchange carriers, Internet service providers and enterprise network operator segments; and

– although becoming increasingly active, the incumbent local exchange carriers historically have been slow to implement bandwidth expansion strategies.

These marketplace conditions may contribute to quarterly or annual fluctuations in our operating results and could have a material adverse effect on our business, financial condition and results of operations. In addition, the threat of terrorism and war may cause further disruptions to the economy, create further uncertainties and have a material adverse effect on our business, operating results, and financial condition.

We may not be able to achieve sustained operating profitability.

We shipped our first product, the Network Information Computer, in February 1996, and we have shipped in excess of 5,150 units. However, we have experienced limited product shipments with respect to our Network Access Agent, OTS, and OWM products. In addition, we have incurred substantial costs, including costs to:

– develop and enhance our technology and products;

– develop our engineering, production and quality assurance operations;

– recruit and train sales, marketing and customer service groups;

– build administrative and operational support organizations; and

– establish international sales channels and strengthen existing domestic sales channels.

Our accumulated net losses totaled approximately $102.4 million and $70.0 million for the years ended December 31, 2003 and December 31, 2002, respectively. We anticipate that our losses will continue at least into the first half of 2004 as we create and introduce new products and technologies and develop additional distribution channels. We expect that any related increases in revenues will lag behind these cost increases for the foreseeable future. If we cannot fund expected losses until we achieve operating profitability or positive cash flow from operations, we may not be able to meet our cash and working capital requirements, which would have a material adverse effect on our business, financial condition and results of operations.

We may engage in acquisitions, mergers, strategic alliances, joint ventures and divestitures that could result in financial results that are different than expected.

In the normal course of business, we engage in discussions with third parties relating to possible acquisitions, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed two asset acquisitions during 2002. Acquisition transactions are accompanied by a number of risks, including:

– use of significant amounts of cash;

– potentially dilutive issuances of equity securities on potentially unfavorable terms;

– incurrence of debt on potentially unfavorable terms as well as amortization expenses related to goodwill and other intangible assets; and

– the possibility that we may pay too much cash or issue too much of our stock as consideration for an acquisition relative to the economic benefits that we ultimately derive from such acquisition.

The process of integrating any acquisition may create unforeseen operating difficulties and expenditures including the following:

– diversion of management time during the period of negotiation through closing and further diversion of such time after closing from focus on operating the businesses to issues of integration and future products;

– decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business;

– the need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

– the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had been smaller, private companies;

– the need to incorporate acquired technology, content or rights into our products and unanticipated expenses related to such integration; and

– the need to successfully develop an acquired in-process technology to achieve the value currently capitalized as intangible assets.

From time to time, we may engage in discussions with candidates regarding the potential acquisition of our product lines, technologies and businesses. If such divestiture were to occur, there can be no assurance that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to:

- effectively transfer liabilities, contracts, facilities and employees to the purchaser;

- identify and separate the intellectual property to be divested from the intellectual property that we retain; and

- reduce fixed costs previously associated with the divested assets or business.

In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other Digital Lightwave products. All of these efforts require varying levels of management resources, which may divert attention from other business operations. Further, if market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows and stock price could be negatively impacted.

We are dependent on key personnel and we have had difficulties recruiting and retaining executive officers.

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not currently maintain key man life insurance covering our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team. We have had significant turnover of our executive officers in the past and could continue to have problems retaining and recruiting executive officers in the future. In October 2001, our former Chief Financial Officer and Secretary, Steven Grant, resigned; in January 2002, our former Chairman of the Board, President and Chief Executive Officer, Gerry Chastelet, resigned; in August 2002, our former President and Chief Executive Officer, Dr. Bryan Zwan, resigned; on February 19, 2003, our former Executive Vice President, Finance, Chief Financial Officer and Secretary, Mark E. Scott, resigned. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on its business, financial condition and results of operations.

We are dependent on a limited number of products and are uncertain of the market for our current products and planned products.

The majority of our sales are from our initial product, the Network Information Computer, and we expect that sales of Network Information Computers will continue to account for a substantial portion of our sales for the foreseeable future. During 1998, we started shipping a commercial version of our Network Access Agent based on the same core technology as the Network Information Computer. We cannot predict the future level of acceptance by our customers of the Network Access Agent product and we may not be able to generate significant revenues from this product. We are uncertain about the size and scope of the market for our current and future products, including the product lines we have acquired. Our future performance will depend on increased sales of the Network Information Computer, market acceptance of the Network Access Agent, our ability to successfully transition the OWM and OTS products obtained in 2002, and the successful development, introduction and market acceptance of other new and enhanced products. Market acceptance of our products and our credibility with our customers might be diminished if we are delayed in introducing or producing new products or fail to detect software or hardware errors in new products (which frequently occur when new products are first introduced). Any delay in introducing or producing new products or failure to detect software or hardware errors in new products could have a material adverse effect on our business, financial condition and results of operations.

Our industry is subject to rapid technological change.

To remain competitive, we must respond to the rapid technological change in our industry by developing, manufacturing and selling new products and technology and improving our existing products and technology. The market in which we compete is characterized by the following:

- rapid technological change;

- changes in customer requirements and preferences;

- frequent new product introductions; and

- the emergence of new industry standards and practices.

These factors could cause our sales to decrease or render our current products obsolete. Our success will depend upon our ability to:

- create improvements on and enhancements to the existing products;

- develop, manufacture and sell new products to address the increasingly sophisticated and varied needs of the our current and prospective customers;

- respond to technological advances and emerging industry standards and practices on a cost effective and timely basis; and

- increase market acceptance of our products.

The failure to meet these objectives or to adapt to changing market conditions or customer requirements could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on the continued growth of the Internet.

A significant portion of our revenues comes from telecommunications carriers, telecommunications equipment manufacturers and other customers that rely upon the growth of the Internet. Our future results of operations substantially depend on the continued acceptance and use of the Internet as a medium for commerce and communication. The rapid growth in the use of and interest in the Internet and online services is a recent phenomenon. Our business could be harmed if this rapid growth does not continue or if the rate of technological innovation, deployment or use of the Internet slows or declines. The growth and development of the market for Internet-based services may prompt the introduction of new laws and regulations. Laws may impose additional burdens on those companies that conduct business online and could decrease the expansion of the use of the Internet. A decline in the growth of the Internet could decrease demand for our products and services or increase the cost of doing business and could have material adverse effects on our business, financial condition and results of operations.

Our products serve an industry that is extremely competitive and such competition may negatively affect our business.

The market for our products is intensely competitive and is subject to rapid technological change, frequent product introductions with improved performance, competitive pricing and shifting industry standards. We believe that the principal factors on which we compete include the following:

- product performance;

- product quality;

- product reliability;

- value;

- customer service and support; and

- length of operating history, industry experience and name recognition.

We believe that the principal competitors for our portable Network Information Computers and handheld test products are Acterna, Agilent, Anritsu, Exfo, NetTest and Sunrise. We believe that the principal competitors for our Network Access Agent, OTS and OWM products, our other centralized network test and monitoring systems, and our design and manufacturing test products are Acterna, Agilent, Anritsu, Exfo, and Spirent. Many of our competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources. In addition, a number of these competitors have long established relationships with our customers and potential customers. We expect that competition will increase in the future and that new competitors will enter the market for most, if not all, of the products we will offer. Increased competition could reduce our profit margins and cause us to lose, or prevent us from gaining, market share. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on a limited number of major customers and a decrease in orders from any major customer could decrease our revenues.

For the fiscal year ended December 31, 2003, two customers accounted for approximately 27.0% of sales. In fiscal year 2002, one customer, Technology Rental Services, accounted for approximately 10.0% of total sales. No other customer accounted for sales of 10.0% or more during the past two years. We are currently in litigation with CIT Technologies Corporation, an affiliate of Technology Rental Services, which is expected to have an adverse effect on future sales to this customer. See Item 3 – "Legal Proceedings." There can be no assurance regarding the amount or timing of purchases by any customer in any future period and business fluctuations affecting the Company’s customers have affected and will continue to affect its business.

Our success is dependent upon our ability to broaden our customer base to increase the level of sales. None of our customers has a written agreement with us that obligates them to purchase additional products from us. If one or more of our major customers decide not to purchase additional products or cancels orders previously placed, our net sales could decrease which could have a material adverse effect on our business, financial condition and results of operations.

Our products may not continue to meet changing regulatory and industry standards.

Our products must meet industry standards and regulations that are evolving as new technologies are deployed. In the United States, our products must comply with various regulations promulgated by the Federal Communications Commission and Underwriters Laboratories, as well as industry standards established by the American Standards Institute and other organizations. Internationally, our products must comply with standards established by the European Union and communication authorities in other countries as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. Some of our planned products may be required to be certified by Bell Communications Research in order to be commercially viable. The failure of our products to comply, or delays in compliance, with the various existing and evolving regulations could prevent us from selling our products in certain markets which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on proprietary technology.

Our success and our ability to compete depend upon our proprietary technology that is protected through a combination of patent, copyright, trade secret and trademark law. As of March 26, 2004, we have 6 issued patents relating to the Network Information Computer and Network Access Agent technology, and 2 issued patents relating to the DWDM technology in the United States. We have filed continuation applications for each of these issued patents. Currently we have 14 patents pending relating to our technology. We cannot assure you that the patents for which we have applied or intend to apply will be issued or that the steps that we take to protect our technology will be adequate to prevent misappropriation. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Our business strategy includes a plan to expand our presence in international markets and the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.

To further protect our proprietary information, we generally enter into non-disclosure agreements and proprietary information and invention agreements with our employees and suppliers and limit access to, and distribution of, our proprietary information. It may be possible for third parties to copy or otherwise obtain and use our technology without authorization despite these precautions.

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

Conversely, we may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before such detection takes place. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share. Furthermore, some intellectual property rights are licensed to other companies, allowing them to compete with us using that intellectual property.

The market price of our common stock may be volatile.

The market price of our common stock has been and is likely in the future to be highly volatile. Our common stock price may fluctuate significantly in response to factors such as:

- quarterly variations in operating results;

- announcements of technological innovations;

- new product introductions by us or our competitors;

- competitive activities;

- changes in earnings estimates by analysts or our failure to meet such earnings estimates;

- announcements by us regarding significant acquisitions, strategic relationships or capital expenditure commitments;

- additions or departures of key personnel;

- issuance of convertible or equity securities for general or merger and acquisition purposes;

- issuance of debt or convertible debt for general or merger and acquisition purposes;

- changes in federal, state or foreign regulations affecting the telecommunications industry;

- general market and economic conditions; and

- developments relating to significant litigation.

The stocks of technology companies have experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance, and fluctuations in the market price of our common stock could have a material adverse effect on our business, financial condition and results of operations.

The sale of a significant number of shares of our stock could depress the price of our stock.

Sales or issuances of a large number of shares of common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of April 7, 2004, 31.6 million shares of our common stock were outstanding. Of these shares, 20.1 million were eligible for sale in the public market without restriction (including 6.7 million shares held by Dr. Zwan that are subject to forward sales agreements). The remaining 11.5 million shares of outstanding common stock were held by Dr. Zwan, our principal stockholder, and other insiders of Digital Lightwave. As an "affiliate" (as defined under Rule 144 of the Securities Act of 1993, as amended) of Digital Lightwave, Dr. Zwan and the other insiders of Digital Lightwave may only sell their shares of common stock in the public market in compliance with the volume limitations of Rule 144.

Our common stock could be delisted from the Nasdaq National Market.

Our common stock trades on the Nasdaq National Market, which specifies certain requirements for the continued listing of common stock. The volatility of the price of our common stock and/or the depression of our stock price through the sale of a significant number of shares of our common stock could cause our stock price to fall to a level that would preclude compliance with Nasdaq’s continued listing requirements, which could result in the delisting of our common stock from the Nasdaq National Market. During 2003, we received notification from Nasdaq that we were not in compliance with the Nasdaq National Market's continued listing standards with respect to the price of our common stock and the composition of our audit committee. Although we are currently in compliance with the Nasdaq National Market's continued listing standards, we cannot guarantee that we will continue to meet such standards in the future.

In the event our shares were to be delisted from the Nasdaq National Market, we would attempt to have our common stock traded on the Nasdaq SmallCap Market. However, there can be no assurance that we would meet the listing requirements of the Nasdaq SmallCap Market in such event. If our common stock were to be delisted, it would seriously limit the liquidity of our common stock and impair our ability to raise future capital through the sale of our common stock, which could have a material adverse effect on our business, financial condition and results of operations. In addition, delisting could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common stock.

Item 2. Properties

Our corporate headquarters and production and shipping facilities are located at 15550 Lightwave Drive, Clearwater, Florida. We currently lease the building space from Lightwave Drive LLC, a limited partnership. The lease expires in November 2008 and may be extended by the company for up to two (2) five-year periods. During 2003, we defaulted under the lease and entered into a settlement and lease modification agreement with Lightwave Drive LLC. While we are not current with our rent obligations for the months of March and April 2004 as of the date of this report, we have received written notice that the landlord is not presently declaring an event of default under the lease.  However, as a result of our failure to pay rent for March and April, the landlord has the right, at any time, to declare an event of default under the lease.  For further discussion, see Item 3, “Legal Proceedings.”

We acquired a second facility in Chelmsford, Massachusetts as part of the Tektronix asset acquisition in November 2002. We leased the facility from Research Place LLC. Due to the Company’s default under the lease, in 2003, Tektronix agreed to take back the lease obligations associated with this facility. Effective October 6, 2003, our staff and assets previously located at 20 Research Place, Chelmsford, Massachusetts, moved to 101 Billerica Ave., Building 4, Billerica, Massachusetts. We sublease the facility from Agilent Technologies, Inc. The sublease expires May 30, 2004 and we are in active negotiations with the master lessor to continue to lease this space through May, 2006.

We believe these facilities are adequate and suitable for our present and foreseeable business requirements.

Item 3. Legal Proceedings

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

On September 8, 2003, Fidelity agreed to a modification of the payment schedule under the Fidelity Settlement Agreement pursuant to which Fidelity agreed to accept the Company’s payment of 5% of the Final Judgment on August 21, 2003 as its third payment and to allow the Company to pay the remaining 10% of the Final Judgment with a 5% payment in September 2003 and a 5% payment in November 2003. The Company was unable to make the payment of 5% of the Final Judgment in September 2003 and requested a further modification to the payment schedule.

On February 20, 2004, the Company and Fidelity agreed upon final settlement arrangements relating to the outstanding liabilities owed by the Company under the Fidelity Settlement Agreement. Pursuant to the settlement, the Company made a cash payment of $230,640.40 in full settlement and satisfaction of all outstanding liabilities owed by the Company under the Fidelity Settlement Agreement, and the Company and Fidelity executed mutual releases. In the event that any action is taken against Fidelity to recover, avoid or set aside any portion of the settlement payment in any bankruptcy proceeding involving or affecting the Company, its advisors, affiliates or subsidiaries, Fidelity’s release may be deemed void and of no further force or effect at the option of Fidelity, and the Company’s release may be deemed void and of no further force or effect in the event that Fidelity exercises such option.

The Company’s financial statements at December 31, 2003 reflect a liability of approximately $230,640 to Fidelity as an accrued litigation charge. The Company recognized a decrease of approximately $2.0 million in the liability as a result of the Fidelity Settlement Agreement.

CIT Technologies Corporation

On April 7, 2003, CIT Technologies Corporation ("CIT"), the Company’s largest creditor, served the Company with a complaint in connection with a lawsuit commenced in the Circuit Court for Pinellas County, Florida. This complaint was filed in connection with the non-payment of monies due for equipment provided under various lease agreements between CIT and the Company. The complaint seeks, among other things, damages in excess of $16.5 million as well as the return of all leased equipment. The Company disputes certain of the amounts claimed by CIT and is proceeding with the defense of its position in court. The Company filed its Amended Answer, Affirmative Defenses, and Counterclaim wherein the Company asserted, among other things, that CIT is violating usury laws in connection with the agreements subject of the suit. The Company is attempting to discuss and resolve its disputes with CIT. A mediation was held on November 3, 2003, but the mediation was unsuccessful. There can be no assurances that the Company will be successful in resolving its disputes with CIT. The state court issued an order directing the clerk of court to enter a writ of replevin in favor of CIT. The writ of replevin entitles CIT to secure possession of the equipment subject of the agreements pending the outcome of the lawsuit. To date the Company has provided CIT approximately 80% of the units under lease with the remaining approximately 20% yet to be provided to CIT. At December 31, 2003, the Company’s financial statements reflected a liability of $13.6 million as an accrued litigation charge relating to this dispute.

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

In connection with the foregoing, on July 22, 2003, the Company and the Landlord entered into a Settlement and Lease Modification Agreement (the "Lease Modification Agreement" and, together with the Lease, the "Lease Agreement"). Under the terms of the Lease Modification Agreement, the Landlord agreed to forebear from pursuing the relief requested in the Lawsuit and the parties agreed to amend the Lease pursuant to the Lease Modification Agreement. Further, under the terms of the Lease Modification Agreement, the Company paid Landlord $421,500 on July 23, 2003, and agreed to pay Landlord as follows: (i) as advance payment of the year 2003 real estate taxes for the Leased Property, the payment of $33,000 per month for the five month period beginning October 1, 2003, and ending on February 29, 2004, to be paid in accordance with the rent payment provisions of the Lease and subject to adjustment for any difference between the estimated and the actual 2003 tax liability; (ii) as partial payment of the rent due for the months between and including August, 2003 and December, 2003, the payment of $75,000, to be paid in accordance with the rent payment provisions of the Lease; and (iii) beginning on January 1, 2004, the full amount of the rent due under the Lease, to be paid in accordance with the rent payment provisions of the Lease.

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

For August, 2003 and September, 2003, the Landlord drew down the Letter of Credit in the amount of $143,490 for the difference between the Company’s rent obligations under the Lease and the Company’s $75,000 payment pursuant to the Lease Modification Agreement. Because the Company was unable to make the October rent payment the Landlord drew down the Letter of Credit in the amount of $148,904. In addition, the Landlord drew down the Letter of Credit in the amount of $30,841 upon the failure of the Company to make the advance payment of the year 2003 real estate taxes for the Leased Property. The failure of the Company to make the aforementioned payment constituted an Event of Default under the Lease, entitling the Landlord to exercise its rights there under not withstanding the foregoing, the Company made the November rent payment, and the Landlord took no further action under the Lease or the Lease Modification Agreement.

Pursuant to the Lease Modification Agreement, on or before November 10, 2003, the Company agreed to provide Landlord with a new letter of credit in the amount of $1,350,000 with an effective date on or before November 20, 2003 (the "New Letter of Credit") to replace the Letter of Credit. In the event that the Company fails to deliver the New Letter of Credit to Landlord as set forth above, the Company shall be deemed to be in default of the Lease and Landlord shall immediately, without notice or opportunity to cure, be entitled to draw the entire amount of the Letter of Credit as security for the Company’s obligations under the Lease. The Company was unable to provide Landlord with the New Letter of Credit on or before November 10, 2003; however, pursuant to a verbal agreement with Landlord, the Letter of Credit was not drawn against and the Company provided the New Letter of Credit on November 19, 2003. Subject to certain conditions, effective November 20, 2006 and November 20, 2007, the amount of the New Letter of Credit may be reduced to $1,150,000 and $1,000,000, respectively.

The rent for December 2003 through February 2004 was paid; however, the Company is currently unable to make any further payments under the Lease Agreement as modified by the Lease Modification Agreement (collectively the “Lease Agreement”). As of April 7, 2004, the Company has not paid rent for the months of March 2004 and April 2004, and as a result, the Company is in default under the Lease Agreement.  Under the terms of the Lease Agreement, the landlord has the right to draw down on the New Letter of Credit in the amount then due and payable under the Lease. The Company has received written notification from the Landlord that the Landlord is not presently claiming that the Company has committed an Event of Default under the Lease Agreement.  However, as a result of the Company’s non-payment of rent for March and April, the Landlord has the right, at any time, to declare an Event of Default under the Lease Agreement and exercise any of its rights and remedies thereunder.

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

Each of the Notes bears interest at six percent (6.0%) per year. Under the First Note, the Company was required to make a payment of approximately $253,000 on September 1, 2003, monthly payments of approximately $210,000 on October 1, 2003 and November 1, 2003, and is required to make monthly payments of approximately $210,000 from December 1, 2003, through October 1, 2004. The Second Note does not provide for periodic payments. The Second Note requires the Company to pay all unpaid principal and accrued interest in full on October 1, 2004. As provided for in the Jabil Forbearance Agreement, all payments made by the Company to Jabil for certain existing inventory (as such term is defined in the Jabil Forbearance Agreement) and all proceeds from the sale of such inventory by Jabil to third parties will be credited as payments on the Second Note. Each of the Notes provides for the accelerated payment of all unpaid principal and accrued interest upon the occurrence of certain events described in the Notes.

Pursuant to the forbearance agreement, Jabil agreed to forbear from taking further actions to collect on Jabil’s claim but only so long as the Company complies with all terms, conditions, obligations, and duties provided in the Jabil Forbearance Agreement, the Notes, and each other document or agreement signed in connection with the Jabil Forbearance Agreement. The Company was unable to make the September 1, 2003 payment under the First Note of approximately $253,000, the October 1, 2003 payment under the First Note of approximately $210,000 and the November 1, 2003 payment under the First Note of approximately $210,000. In addition, the Company is currently unable to make any further payments with respect to the First Note. Because the Company has not timely performed its obligations and has defaulted under the Jabil Forbearance Agreement and the Notes, on October 7, 2003, Jabil filed two complaints in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, Case No. 03 9331 DIV 1 and Case No. 03 9332 DIV B with respect to the Notes seeking payment in full of the Notes. The Company did not file a timely response and a default was entered in the above referenced matters. The Company has filed a motion to set aside the default Under the terms of the forbearance agreement, the Company acknowledged that Jabil rightfully terminated the manufacturing services agreement in February 2003. On December 5, 2003, the Company entered into a manufacturing services letter agreement with Jabil specifying the terms under which Jabil would provide the Company with certain manufacturing services. The manufacturing services letter agreement expired on December 30, 2003, and the term of such letter agreement was extended through March 31, 2004. As part of the manufacturing services letter agreement signed on December 5, 2003, the Company agreed that it had no right, title, or interest in any assets in the possession of Jabil including inventory, component parts, and work-in-process and as such the Company wrote off approximately $4.0 million in inventory claims for inventory held at Jabil which was previously recorded as an other current asset.

Micron Optics, Inc.

In February 2003, Micron Optics, Inc. ("Micron") commenced mediation proceedings against the Company.  The mediation was commenced between Micron and the Company in connection with the alleged breach of contract and amounts owing under a Collaboration & Distribution Agreement between Micron and the Company.  Micron was seeking damages in excess of $2,000,000. The Company asserted counterclaims relating to alleged fraudulent activity by Micron. The mediation was unsuccessful and the dispute was submitted to binding arbitration pursuant to the agreement between Micron and the Company.  The arbitration was pending in front of a three-arbitrator panel in Atlanta, Georgia. On December 9, 2003, the parties entered into a settlement agreement pursuant to which the Company returned inventory totaling approximately $.5 million and paid Micron $240,000 in full settlement and satisfaction of all accounts payable and other outstanding liabilities owed by the Company to Micron.

Arrow Electronics, Inc.

On August 11, 2003, Arrow Electronics, Inc. ("Arrow") filed a complaint against the Company in the Circuit Court in and for Pinellas County, Florida, Case No. 03-6144-CI-13 alleging a breach of a Mutual Purchase and Sale Agreement and seeking approximately $3.5 million in damages. The Company responded to the complaint on September 2, 2003. On January 24, 2004, the Company and Arrow entered into a settlement agreement with respect to the outstanding liabilities owed by the Company to Arrow. Under the settlement agreement, and in full settlement and satisfaction of such outstanding liabilities, the Company made a cash payment to Arrow in the amount of $371,021.81 and the Company and Arrow agreed to a mutual release.

At December 31, 2003, the Company’s financial statements reflect a liability of approximately $371,000 to Arrow as an accrued litigation charge. The Company recognized a decrease of approximately $1,745,000 in accounts payable and accrued expenses as a result of the settlement agreement with Arrow.

Insight Electronics, LLC.

Insight Electronics, LLC ("Insight") filed a complaint against the Company in the Sixth Judicial Circuit for Pinellas County, Florida, Case No. 03-2882-CI-11, alleging non-payment of amounts due and owing for equipment purchases. Insight sought $43,533 in damages. The parties have settled the matter whereby the Company agreed to pay the full amount demanded plus nominal interest by making a payment of $5,000 on or before July 11, 2003, and monthly payments of not less than $5,000 beginning on September 15, 2003 and continuing on the 15th day of each month thereafter until paid in full. The Company made the initial $5,000 payment and the first monthly payment of $5,000 on September 15, 2003, but was unable to make the second monthly payment of $5,000 on October 15, 2003. On December 8, 2003, Insight and the Company entered into a letter agreement to settle the total outstanding balance owed by the Company to Insight. In connection with the letter agreement, the Company made a cash payment to Insight in the amount of $22,645.29 in full satisfaction and settlement of the total outstanding balance owed to Insight by the Company, and Insight agreed to release the Company from any and all related claims.

Plaut Sigma Solutions, Inc.

On July 15, 2003, the Company entered into letter agreements with Plaut Sigma Solutions, Inc. ("Plaut") with respect to outstanding payments due to Plaut under that certain Plaut Sigma Solutions, Inc. Presents a MYSAP.com Business Solution for Digital Lightwave, Inc. dated May 30, 2002 in the amount of $360,630 (the "Consulting Letter Agreement") and that certain Software End-User License Agreement dated May 30, 2002 in the amount of $83,120. (the "Maintenance Letter Agreement", and together with the Consulting Letter Agreement, the "Letter Agreements"). Under the Consulting Letter Agreement, the Company agreed to pay Plaut the full amount of the debt as follows: (i) upon execution of the Consulting Letter Agreement, a payment of $36,063 and (ii) on the first day of each calendar month beginning on October 1, 2003 through November 1, 2004, a payment equal to $23,183. Under the Maintenance Letter Agreement, the Company agreed to pay Plaut the full amount of the debt as follows: (i) upon execution of the Maintenance Letter Agreement, a payment of $8,312 and (ii) on the first day of each calendar month beginning on August 1, 2003 through December 1, 2003, a payment equal to $14,962. The Company was unable to make the October and November payments and is currently in default under the Letter Agreements. On October 9, 2003, the Company received notification of default under the Letter Agreements from Plaut. No further action has been taken by Plaut with request to the notification of default. The Company is actively seeking to reach a settlement with Plaut has recently reached an informal verbal agreement with Plaut with request to settlement terms.
Tektronix, Inc.

On November 5, 2003, the Company notified Tektronix, Inc. ("Tektronix") of certain claims for indemnification it believed it had against Tektronix in connection with that certain Asset Purchase Agreement dated October 31, 2002 between the Company and Tektronix (the "Asset Purchase Agreement"). Under the Asset Purchase Agreement, $1,000,000 of the purchase price was placed in an escrow account (the "Escrow Amount") for a period of one year following the closing of the Agreement as an offset for indemnification claims by the Company, subject to the terms of an escrow agreement (the "Escrow Agreement"). The Company notified the escrow agent of its indemnification claims under the Asset Purchase Agreement and instructed the escrow agent to release the Escrow Amount to the Company under the Escrow Agreement. In accordance with the Escrow Agreement, on November 6, 2003, Tektronix notified the escrow agent of its objection to the Company's indemnification claims under the Asset Purchase Agreement. In addition, Tektronix may have had certain claims against the Company for alleged amounts owed to Tektronix in connection with a lease agreement for a facility in Chelmsford, Massachusetts and a Manufacturing and Services Agreement dated November 5, 2002 between the Company and Tektronix. In December, 2003, the Company and Tektronix entered into a letter agreement settling any and all claims that the Company and Tektronix may have had against each other. In connection with the letter agreement, the Company and Tektronix notified the escrow agent to release the Escrow Amount to Tektronix, the Company made a cash payment in the amount of $100,000 to Tektronix and the Company and Tektronix entered into a mutual release and waiver.

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2003, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's shares of Common Stock have traded on the Nasdaq National Market System under the symbol "DIGL" since February 7, 1997. The following table sets for the high and low prices of our Common Stock as reported by the Nasdaq National Market during the periods indicated.

	Common Stock

	High	Low

2002
1st Quarter	$10.14	$4.71
2nd Quarter	$6.32	$2.13
3rd Quarter	$2.72	$1.22
4th Quarter	$2.30	$0.67
2003
1st Quarter	$1.48	$0.70
2nd Quarter	$1.65	$0.42
3rd Quarter	$1.78	$.87
4th Quarter	$1.28	$0.68

On Apriil 7, 2004, the closing price of the Company's Common Stock was $2.99. As of April 7, 2004, there were approximately 627 holders of record of the Company's Common Stock.

Dividend Policy

The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future. The Company anticipates that any earnings in the near future will be retained for the development and expansion of its business.

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2003 and 2002, there were no sales of unregistered securities.

Item 6. Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except share and per share data)

The following selected consolidated financial data are derived from the Consolidated Financial Statements of the Company. The selected consolidated financial data should be read in conjunction with Item 7,  "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto.

			For the Years Ended December 31,

	2003		2002		2001		2000	1999

Consolidated Statement of Operations:
Net sales	$ 7,514		$ 17,823		$ 82,780		$ 100,675	$ 50,474

Gross profit (loss)	$ (5,702)	(4)	$ (8,957)	(4)	$ 51,170		$ 67,438	$ 33,043

Operating expenses:
Engineering and development	$ 7,865		14,798		14,985		14,092	10,204
Sales and marketing	9,451		12,756		22,261		15,628	12,724
General and administrative	7,527		7,904		8,063		7,085	5,240
Restructuring charges	744	(5)	1,646	(5)	500	(1)	-	-
Litigation settlements and charges			1,512	(6)	4,100	(2)	-	-
Impairment of property and equipment	3,302	(7)	15,945	(7)	-		-	-

Total operating expenses	28,889		54,561		49,909		36,805	28,168

Income (loss) from operations	(34,591)		(63,518)		1,261		30,633	4,875
Other income (loss)	2,175		(22)		1,545		770	78

Net income (loss)	$ (32,416)		$ (63,540)		$ 2,806		$ 31,403	$ 4,953

Income (loss) per share	$ (1.03)		$ (2.03)		$ 0.09		$ 1.06	$ 0.18

Diluted income (loss) per share	$ (1.03)	(3)	$ (2.03)	(3)	$ 0.09		$ 0.98	$ 0.17

Weighted average shares	31,489,642		31,361,412		30,927,386		29,548,905	26,808,158
Weighted average shares and
common equivalent shares	31,489,642		31,361,412		32,109,888		31,946,416	29,151,628
Consolidated Balance Sheet Data:
Cash and cash equivalents	$ 312		$ 612		$ 51,044		$ 30,481	$ 7,466
Working capital (deficit)	$ (25,930)		$ (2,018)		$ 64,755		$ 58,977	$ 12,913
Total assets	$ 17,924		$ 42,398		$ 86,262		$ 78,833	$ 39,998
Total long-term liabilities	$ 517		$ 783		$ 809		$ 854	$ 498
Stockholders' equity	$ (21,140)		$ 10,764		$ 74,066		$ 67,369	$ 22,153
---------------

(1) Includes non-recurring expense of $0.5 million for restructuring charges as described in Form 10-K for the fiscal year ended December 31, 2001.
(2) Includes a charge of $4.1 million made in connection with the Seth Joseph arbitration as described in Form 10-K for the fiscal year ended December 31, 2001.
(3) Incremental shares for common stock equivalents are not included in the loss per share calculations due to the anti– dilutive effect.
(4) Includes a charge of $4.0 million for the year ended December 31, 2003, and $12.7 million for the year ended December 31, 2002 for obsolete inventory as described in Note 3 of the Consolidated Financial Statements – Inventory.  Additionally, for the year ended December 31, 2003 includes a charge of approximately $4.0 million for inventory claims for inventory held at Jabil as discussed in Note 17 of the Consolidated Financial Statements – Legal Proceedings.
(5) Includes restrucuring expense of $.7 million and $1.6 million for the years ending December 31, 2003 and 2002, respectively for charges as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and Note 16 of the Consolidated Financial Statements -- "Restructuring Charges".
(6) Includes a charge of $1.5 million made in connection with the Seth Joseph arbitration as described in Note 17 of the Consolidated Financial Statements – Legal Proceedings.
(7) Includes an impairment charge for long-lived assets of $3.3 million and $15.9 million, for the years ended December 31, 2003 and 2002, respectively. The impairments are a result of the carrying value of property and equipment and other long-lived assets being in excess of the estimated fair value of such assets as described in Note 1 of the Consolidated Financial Statements – Summary of Significant Accounting Policies.

Item 7. Management's discussion and analysis of financial condition and results of operations

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future financial performance. In some cases, you can identify forward-looking statements by terminology such as my, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially from the results and outcomes discussed in the forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption "Factors That May Affect Future Results" set forth a the end of Part 1, Item 1 of this Report and those contained from time to time in our filings with the SEC. We caution you that our business and financial performance are subject to substantial risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto that appear elsewhere in this Report.

Executive Summary

We have insufficient short-term resources for the payment of our current liabilities. Various creditors have contacted us in order to demand payment for outstanding liabilities owed to them and two creditors, CIT Technologies Corporation and Jabil Circuit, Inc., have commenced legal proceedings against the Company seeking approximately $23.0 million in damages. We are in active discussions with our significant creditors in order to restructure our outstanding liabilities and we are attempting to resolve the outstanding legal actions brought against us. For a detailed description of the Company's ongoing litigation and settlement agreements with its creditors, see Part I - Item 3, "Legal Proceedings". In order to alleviate our working capital shortfall, we are attempting to raise additional financing. Since February 2003, we have raised approximately $16.6 million from Optel, LLC and Optel Capital, LLC, entities controlled by our majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan (collectively "Optel"), pursuant to several secured promissory notes (the "Optel Notes") (as further described in Note 13 to the Consolidated Financial Statements – "Related Party Transactions" of which approximately $15.6 million is currently outstanding. The Optel Notes bear interest at a rate of 10.0% per annum, mature on July 31, 2004, unless certain specified events occur accelerating their maturity, and are secured by a first priority security interest in substantially all of the assets of the Company pursuant to a separate security agreement between Optel and the Company. Optel has notified us that it intends to continue to consider the Company’s requests for funding and to make advances to the Company during the second quarter of 2004 on terms substantially similar to the loans made by Optel to the Company during the past six months. As of the date of this report, we are unaware of any funding source other than Optel that would be willing to provide future financing to us prior to the restructuring of our liabilities. In addition, as of the date of this report, we have entered into settlement agreements with several of our creditors settling approximately $12.7 million of debt and claims for approximately $1.4 million. As a result, we have recognized the impact of these savings in the Consolidated Statements of Operations for the fiscal year ended December 31, 2003. However, we have been unable to restructure our outstanding liabilities with remaining certain significant creditors.

During 2003, our industry continued to experience an economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers in 2001. Our customers’ declining business resulted in a significant decrease in sales of our products. While we do see some recovery in the telecommunications sector, we anticipate the recovery of the fiber optic test equipment market will occur slowly.

2003 was a year of continued restructuring of our company as we continued to rescale our business in response to the current market environment. During 2003, we reduced our workforce by 119 employees. We focused on controlling expenses by reducing operating expenses in all areas. Engineering and development was reduced 47% in 2003 from 2002 levels. Selling and marketing expenses were reduced 26%, and general and administrative expenditures were reduced 5% in 2003 compared to 2002 levels.

In spite of the reduction in operating expenses, we continued to incur net operating losses that started in the third quarter of 2001. The Company can give no assurance as to whether its revenues will return to previous levels, when it will generate positive cash flows from operations, when it will return to profitability, whether we will be able to avoid bankruptcy protection or whether we will be able to continue as a going concern.

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

The Company’s net sales are generated from sales of its products less an estimate for customer returns. We expect that the average selling price of our products will fluctuate based on a variety of factors, including market demand, product configuration, potential volume discounts to customers, the timing of new product introductions and enhancements and the introduction of competitive products. Because the cost of goods sold tends to remain relatively stable for any given product, fluctuations in the average selling price may have a material adverse effect on our business, financial condition and results of operations.

Sales of our products have tended to be concentrated with a few major customers and we expect sales will continue to be concentrated with a few major customers in the future. For the year ended December 31, 2003, two customers, Control Concepts and Delo, collectively accounted for approximately 27% of our sales. For the year ended December 31, 2002, one customer, Technology Rental Services, accounted for approximately 10% of total sales. The Company is in litigation with CIT Technologies Corporation, an affiliate of Technology Rental Services, which is expected to have an adverse effect on future sales to this customer. See Item 3, "Legal Proceedings."

The Company recognizes revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. When selling through a distributor to an end-user customer, we either obtain an end-user purchase order documenting the order placed with the distributor or proof of delivery to the end-user as evidence that a sales arrangement exists. No revenue is recognized on products shipped on a trial basis. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold.

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

In order to maintain our market share, we are focused on maintaining technological leadership with our product lines. We have evaluated our sales efforts to identify opportunities where our account presence can be improved and are working to exploit those opportunities. Subject to resolution of our working capital constraints, we are seeking new applications for our installed product base to be realized with use of new modular add-ons and enhancements. During 2002, we established offices in Australia, Taiwan, India, Singapore, Brazil and China. Subsequently, the offices in Australia, Brazil, Taiwan, India and Singapore were closed and we intend to utilize independent distributors for future sales in such regions. We currently have approximately five international sales and support representatives across Europe and China. We also established channel partners such as independent sales representatives and distributors to complement our sales force.

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

During the fourth quarter of 2002, we acquired certain assets related to the Optical Wavelength Management product line (the "OWM Line") of LightChip, Inc., a Salem, N.H. based provider of components and subsystems for optical networks. We plan to complement the OWM Line of remote wavelength management solutions for DWDM systems with our own Network Access Agent (NAA) product line for centralized network testing and monitoring.

On November 5, 2002 we acquired certain assets related to the Optical Test System product line of Tektronix (the "OTS Line"). Revenues for the OTS line have been minimal and, since the acquisition, we have terminated all but seven former employees of Tektronix, hired in connection with the acquisition. There can be no assurance that the Company will have the resources or personnel necessary to generate revenues from the acquired product lines.

We believe that these new products and product enhancements, strategic partnerships, and third-party distribution agreements will further complement our product portfolio and enable us to offer a broader range of products to our global customers.

Critical Accounting Estimates

We believe that estimating valuation allowances and accrued liabilities are critical in that they are important to the portrayal of our financial conditions and results and they require difficult, subject and complex judgments that are often the results of estimates that are inherently uncertain. Specifically, we believe the following estimates to be critical:

- sales returns and other allowances;

- reserve for uncollectible accounts;

- reserve for excess and obsolete inventory;

- impairment of long-lived assets;

- warranty; and

- assessment of the probability of the outcome of our current litigation.

We make significant judgments and estimates and assumptions in connection with establishing the above mentioned valuation allowances. If we made different judgments or used different estimates or assumptions for establishing such amounts, it is likely that the amount and timing of our revenue or operating expenses for any period would be materially different.

We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of December 31, 2003 was $0.3 million.

We also estimate the collectability of our accounts receivables. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of December 31, 2003 was $1.2 million, net of our estimated reserve for uncollectible accounts of $0.5 million.

We estimate the amount of excess and obsolete inventory. We consider many factors when making our estimates, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products when evaluating the adequacy of the reserve for excess and obsolete inventory. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $8.3 million as of December 31, 2003, net of our estimated reserve for excess and obsolete inventory of $14.6 million.

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. These events and circumstances include decrease in market price of a long-lived asset, change in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize an impairment when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. We could be required to take an additional impairment charge in the future should our actual cash flows be less than forecasted. For the years ended December 31, 2003 and 2002, our impairment of long-lived assets was $3.3 million and $15.9 million, respectively.

We estimate the amount of our warranty liability reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty liability as of December 31, 2003 was approximately $0.7 million.

We estimate the amount of liability the Company may incur as a result of pending litigation. Our estimate of legal liability is uncertain and is based on the size of the outstanding claims and an assessment of the merits of the claims. We have accrued $14.2 million for liability resulting from pending litigation as of December 31, 2003. See Item 3 "Legal Proceedings" for information about certain legal proceedings.

Results of Operations

The following table sets forth certain financial data expressed as a percentage of net sales.

	Year Ended December 31,

	2003	2002	2001

Net sales	100%	100%	100%
Cost of goods sold	176	150	38

Gross profit (loss)	(76)	(50)	62

Operating expenses:
Engineering and development	104	83	18
Sales and marketing	126	72	27
General and administrative	100	44	10
Restructuring charges	10	9	1
Litigation charge	-	8	5
Impairment of property and equipment	44	90	0

Total operating expenses	384	306	61

Operating income (loss)	(460)	(356)	1
Interest income	1	4	2
Interest expense	(29)	(3)	-
Other income (expense),net	57	(1)	-

Income (loss) before income taxes	(431)	(356)	3

Net income (loss)	(431)%	(356)%	3%

- Represents less than 1% of net sales.

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

Net Sales

Net sales for the year ended December 31, 2003 decreased by $10.3 million, or 58%, to $7.5 million from $17.8 million for the year ended December 31, 2002. Sales to existing customers for the year represented 80% of sales, or $ 6.0 million as compared to 78% of sales, or $14.0 million for 2002. During 2003, the Company shipped 168 total NIC and NAA units at an average sales price of approximately $31,800 compared with 474 units at an average sales price of approximately $36,400 for the year ended December 31, 2002. The decrease in average sales price is related to the increased competition for market share resulting from significant decline in demand for telecommunication equipment. The telecommunications industry, our customer base, continued to experience a dramatic economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers.

International sales for the year ended December 31, 2003, as a percentage of total sales, decreased from 34% to 25% of total sales. International sales decreased by $4.2 million, or 69%, to $1.9 million from $6.1 million for the year ended December 31, 2002 .

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2003 decreased by $13.6 million, or 51%, to $13.2 million as compared to $26.8 million for the year ended December 31, 2002. The decrease in cost of goods sold was due to the reduction in the volume of units sold as well as a reduction in charges related to excess and obsolete inventory. During 2003, charges for excess and obsolete inventory totaled $4.0 million as compared to $12.7 million in such charges recorded during 2002. These reductions in cost of goods sold were offset in part by the $4.0 million write off of inventory claims for inventory held at Jabil Circuits. For further discussion see Item 3, "Legal Proceedings."

Gross Profit

Gross profit for the year ended December 31, 2003 improved from a loss of $9.0 million for the year ended December 31, 2002 to a loss of $5.7 million for the year ended December 31, 2003. Gross profit for the years ended December 31, 2003 and 2002, excluding the charges related to excess and obsolete inventory and the write off of inventory claims held at Jabil Circuit, were $2.3 million and $3.7 million, respectively. Gross margins for the years ended December 31, 2003 and 2002, excluding the charges related to excess and obsolete inventory and the write off of inventory claims, were approximately 31% and 21%, respectively. The increase in gross margin year over year is attributed to a favorable shift in product mix offset in part by the decrease in the average selling price of the NIC product line.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the year ended December 31, 2003, decreased by $6.9 million to $7.9 million or 104% of net sales, from $14.8 million, or 83% of net sales for the year ended December 31, 2002. The decrease in the expense related to reductions in force implemented in 2002 and 2003, the reduction in new product development efforts as well as a reduction in depreciation expenses resulting from the long-lived asset impairments taken in 2002 and 2003 as fully described in Note 1 of the Consolidated Financial Statements – "Summary of Significant Accounting Policies."

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows, promotional materials, warranty expenses, and depreciation associated primarily with demonstration and loaner units. Sales and marketing expenses for the year ended December 31, 2003 decreased by $3.3 million to $9.5 million, or 126% of net sales, from $12.8 million, or 72% of net sales for the year ended December 31, 2002. The decrease in the expense represents a decrease in bad debt expense, decreased commissions paid on reduced net sales, reduction in the sales workforce and a decrease in marketing expenses. These decreases were offset in part by an increase in depreciation expense of approximately $1.0 million associated with the demonstration equipment acquired in 2002. This equipment relates to the 2002 capital leases entered into between the Company and CIT Technologies Corporation. For further discussion refer to Note 17 of the Consolidated Financial Statements - "Legal Proceedings".

General and Administrative

General and administrative expenses principally include salaries, professional fees, facility rentals, compensation and information systems related to general management functions. General and administrative expenses for the year ended December 31, 2003, decreased by $.4 million to $7.5 million, or 100% of net sales, from $7.9 million, or 44% of net sales for the year ended December 31, 2002. The decrease relates to workforce reductions implemented throughout 2002 and 2003, as well as declines in directors and officers insurance premiums, legal fees and depreciation expense as a result of the long-lived asset impairments taken in 2003 and 2002. These declines were offset in part by increased professional fees as well as additional costs associated with the facility and personnel acquired as part of the Lightchip and Tektronix acquisitions more fully described in Note 1 of the Consolidated Financial Statements – "Summary of Significant Accounting Policies."

Restructuring Charges

In January 2002, the board of directors approved cost reduction initiatives aimed at reducing operating costs. These included a reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production for our product lines. All affected employees were terminated in January 2002 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of approximately $1.3 million in the first quarter of 2002. As of December 31, 2003, approximately $55,000 of this charge was payable to a former employee under the terms of the severance agreement. On January 1, 2004, an additional $100,000 of this charge became payable to the former employee. As a result of the Company’s working capital deficit, this $155,000 remains unpaid. The Company is negotiating to settle this outstanding liability which is classified in the financial statements in accounts payable and notes payable at December 31, 2003. All other liabilities associated with this charge have been satisfied and $15,000 of this reserve was reversed in the fourth quarter of 2003.

In November 2002, the board of directors approved a reduction in work force of approximately 42 positions, or approximately 19% of its employment base. The Company recorded a restructuring charge of approximately $0.3 million related to this reduction in the fourth quarter of 2002. All liabilities associated with this charge have been satisfied at amounts approximating the original charge.

In January 2003, the board of directors approved a reduction in workforce of an additional 85 positions, or approximately 45% of the Company’s employment base. This included closing the Company’s sales offices in Brazil, Singapore, India and Australia. The Company recorded a restructuring charge of approximately $1.3 million related to the employment reduction. The total costs associated with the restructuring were expected to be paid by July 2003. Approximately $300,000 of previously recorded restructuring charges related to certain executive severance agreements were reversed in the first quarter of 2003 as the timeframe for the reimbursement of these costs expired. In March 2003, the board of directors approved another reduction in workforce of twelve positions and no restructuring charge was taken. In each of April 2003 and June 2003, the board of directors approved further reductions in workforce of five positions. As a result of these reductions, the Company recorded a restructuring charge of $80,000 for the second quarter of 2003. In September 2003, and October, 2003, the board approved further reductions in the workforce of five and seven positions, respectively.

At December 31, 2003, approximately $32,000 of the January 2003 charge was due and payable to a former employee under the terms of the severance agreement. As a result of the Company’s working capital deficit, this liability remains unpaid. This liability is reflected in accounts payable at December 31, 2003. Currently, the Company is negotiating to settle this liability. With the exception of approximately $20,000, the remaining liabilities associated with the 2003 restructuring charges have been satisfied. As a result, approximately $330,000 of the January 2003 restructuring charge was reversed in the fourth quarter of 2003.

Litigation Charge

During 2003, the Company recorded no litigation charge. During 2002, the Company recorded additional charges of $1.5 million related to the Seth Joseph arbitration case and in 2001 the Company recorded a charge of $4.1 million related to the Seth Joseph arbitration case and appeal. In January 2003, the Company paid approximately $1.0 million into an escrow account for Seth Joseph’s legal fees and interest on the balance recorded by the Company in 2002, pending resolution of the appeal. For further discussion see Note 17 of the Consolidated Financial Statements – "Legal Proceedings."

Impairment of Property and Equipment

During 2003 and 2002, the Company recorded asset impairment charges of $3.3 million and $15.9 million, respectively, related to its long-lived assets. The amount of the impairment was determined using estimates of future cash flows for the Company. For further discussion see Note 1 of the Consolidated Financial Statements – "Summary of Significant Accounting Policies".

Other Income (Expense)

Other expense for the year ended December 31, 2003 increased by $2.2 million to $2.2 million from $22,000 in the year ended December 31, 2002. The increase represents a $1.6 million increase in interest expense associated with the Optel and Jabil notes payables as well as the capital leases until the time the units were returned. See Note 17 of the Consolidated Financial Statements – "Legal Proceedings." Additionally, for the year ended December 31, 2003, interest income was reduced approximately $0.6 million to approximately $0.1 million from $0.7 million for the year ended December 31, 2002. The impact of these changes were offset in part by other income in the amount of $4.3 million resulting primarily from the settlement of accounts payable.

Net Income (loss)

Net loss for the year ended December 31, 2003 was $32.4 million or $1.03 per diluted share, an improvement of $31.1 million, from a net loss of $63.5 million or $2.03 per diluted share for the year ended December 31, 2001 for the reasons discussed above.

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

Net Sales

Net sales for the year ended December 31, 2002 decreased by $65.0 million, or 79%, to $17.8 million from $82.8 million for the year ended December 31, 2001. Sales to existing customers for 2002 represented 78% of sales, or $14.0 million as compared to 90% of sales, or $74.7 million for 2001. During 2002, the Company shipped 474 total NIC and NAA units (including 8 NAAs) at an average sales price of approximately $36,400 compared with 977 units (including 47 NAAs) at an average sales price of approximately $82,600 for the year ended December 31, 2001. The decrease in average sales price was related to the increased competition for market share resulting from significant decline in demand for telecommunication equipment. The telecommunications industry, our customer base, continued to experience a dramatic economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers.

International sales for the year ended December 31, 2002, as a percentage of total sales, increased to 34% of total sales as compared to 20% of total sales for the year ended December 31, 2001. The overall weakness in the domestic market contributed to the percentage increase; however on an aggregate basis, international sales decreased by $10.6 million, or 63%, to $6.1 million from $16.7 million for the year ended December 31, 2001.

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

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the year ended December 31, 2002, decreased by $0.2 million to $14.8 million or 83% of net sales, from $15.0 million, or 18% of net sales for the year ended December 31, 2001. The dollar decrease related to reductions in force implemented in 2002 off-set by development efforts on the Company’s NIC product lines and costs associated with personnel hired as part of the Lightchip and Tektronix acquisitions more fully described in Note 1 of the Consolidated Financial Statements – "Summary of Significant Accounting Policies".

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

General and Administrative

General and administrative expenses principally include salaries, professional fees, facility rentals, compensation and information systems related to general management functions. General and administrative expenses for the year ended December 31, 2002, decreased by $0.2 million to $7.9 million, or 44% of net sales, from $8.1 million, or 10% of net sales for the year ended December 31, 2001. The decrease relates to workforce reductions implemented throughout 2002, decline in professional fees, off-set by directors and officers insurance premiums and additional costs associated with the facility and personnel acquired as part of the Lightchip and Tektronix acquisitions more fully described in Note 1 of the Consolidated Financial Statements – Summary of Significant Accounting Policies.

Restructuring Charges

In October 2001, the Company’s board of directors approved a plan to reduce the workforce by 38 employees and consultants across all departments and instituted temporary executive salary reductions of up to 20%. The overall objective of the initiative was to lower operating costs and improve efficiency.

All affected employees were terminated in October 2001 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of $0.5 million the year ended December 31, 2001 related to this cost reduction program. The costs included in the restructuring charge include severance to employees included in the reduction in force, legal costs associated with the cost reduction program and the remaining lease liability on the New Jersey location. Activities associated with the restructuring charges for the years ended December 31, 2001 and 2002 where as follows:

	Severance	Legal & Other	Lease Payments	Total

	(in thousands)
January 1, 2001	$-	$-	$-	$-
Additions	251	109	140	500
Payments	(172)	(22)	(22)	(216)

December 31, 2001	79	87	118	284
Additions	1,466	180	-	1,646
Payments	(1,203)	(115)	(118)	(1,436)

December 31, 2002	$342	$152	$-	$494

Litigation Charge

During 2002, the Company recorded additional charges of $1.5 million related to the Seth Joseph arbitration case and in 2001 the Company recorded a charge of $4.1 million related to the Seth Joseph arbitration case and appeal. In January 2003, the Company paid approximately $1.0 million into an escrow account for Seth Joseph’s legal fees and interest on the balance recorded by the Company in 2002, pending resolution of the appeal.

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

Liquidity and Capital Resources

As of December 31, 2003, the Company’s unrestricted cash and cash equivalents were approximately $0.3 million, a decrease of $0.3 million from December 31, 2002. As of December 31, 2003, the Company’s working capital deficit was approximately $25.9 million as compared to a working capital deficit of $2.0 million at December 31, 2002. During 2003, we reported a net loss of $32.4 million and cash flows used by operations of $16.4 million. In 2002, we reported net loss of $63.5 million and cash flows from operations of $36.4 million. We had an accumulated deficit of $102.4 million at December 31, 2003.

Beginning in the third quarter of 2001 and continuing through December 31, 2003, the Company has experienced combined net losses of $115.4 million. The Company expects to continue to incur operating losses at least through the first half of 2004. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues. As further discussed below, our ability to maintain sufficient liquidity in the future is dependent on us raising additional capital, resolving outstanding legal actions brought against us, successfully negotiating extended payment terms with certain vendors and other creditors, maintaining tight controls over spending, successfully achieving our product release schedules and attaining our forecasted sales objectives.

We have insufficient short-term resources for the payment of our current liabilities. Various creditors have contacted us in order to demand payment for outstanding liabilities owed to them and two creditors, CIT Technologies Corporation and Jabil Circuit, Inc., have commenced legal proceedings against the Company seeking approximately $23.0 million in damages. We are in active discussions with our significant creditors in order to restructure our outstanding liabilities and we are attempting to resolve the outstanding legal actions brought against us. For a detailed description of the Company's ongoing litigation and settlement agreements with its creditors, see Part I - Item 3, "Legal Proceedings". In order to alleviate our working capital shortfall, we are attempting to raise additional financing. Since February 2003, we have raised approximately $16.6 million from Optel, of which approximately $15.6 million is currently outstanding. See Note 13 of the Consolodated Financial Statements - "Related Party Transactions". In addition, Optel has notified us that it intends to continue to consider our requests for funding and to make advances to us during the second quarter of 2004 on terms substantially similar to loans made by Optel to us during the last six months. As of the date of this report, we have entered into settlement agreements with several of our creditors settling approximately $12.7 million of debt and claims for approximately $1.4 million.

The Company’s ability to meet cash requirements over the next twelve months is dependent on its ability to raise additional capital from Optel or raise additional capital from other sources, resolve outstanding legal actions brought against us, successfully negotiate extended payment terms with certain vendors and attain forecasted sales objectives. If the Company is unable to secure adequate financing sources on terms acceptable to the Company, is unable to successfully renegotiate trade payables, or is unable to resolve outstanding legal actions brought against it, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term. As of the date of this report we are unaware of any funding source other than Optel that would be willing to provide future financing to us without the Company restructuring its liabilities.

Although the Company is working to raise additional capital, we cannot assure you that these efforts will be successful and that we will achieve profitability or, if we achieve profitability, that it will be sustainable, that we will avoid bankruptcy protection, or that we will continue as a going concern. As a result, our independent certified public accountants have included an explanatory paragraph for a going concern matter in their report for the year ended December 31, 2003.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2003 was $16.4 million. This was primarily the result of a net loss of $32.4 million on revenues of $7.5 million. After adjusting the net loss for 2003 in the amount of $10.8 million for non-cash items that impacted the Consolidated Statement of Operations, including but not limited to depreciation, amortization, allowance for bad debts, impairment of long-lived assets, restructuring charges, the result is a negative impact to cash of $21.6 million. During 2003, we paid approximately $3.4 million in expenses and settlements associated with the Seth Joseph matter. (For further discussion see Note 17 of the Consolidated Financial Statements – "Legal Proceedings".) Accounts receivable and inventory both contributed cash to operations. Accounts receivable decreased $3.4 million as a result primarily of collections exceeding billings. In fulfilling customer orders, we were able to reduce inventory by approximately $2.1 million, thereby reducing our cash requirements. Additionally, our increase of $3.8 million in accounts payable and accrued liabilities providing a positive flow of cash to the Company.

Net cash used in operating activities for the year ended December 31, 2002 was $36.4 million. This was primarily the result of a net loss of $63.5 million, increases in inventory of $13.0 million, increase in prepaid expenses and other assets of $3.2 million. These were partially offset by non-cash expenses of depreciation and amortization of $4.6 million, provision for excess and obsolete inventory of $12.7 million, provision for uncollectible accounts of $1.2 million, an impairment of property and equipment of $15.9 million, and restructuring charges of $1.6 million. The increases in accounts payable of $3.6 million and litigation charges of $1.5 million also contributed to offset the cash used in operating activities.

Net cash provided by operating activities for the year ended December 31, 2001 was $20.8 million. This was primarily the result of a decrease in accounts receivable of $11.7 million, increases in accrued litigation charges of $4.1 million, non-cash expenses consisting primarily of depreciation and amortization of $3.4 million, provision for excess and obsolete inventory of $5.2 million and provision for uncollectible accounts of $6.0 million. These were partially offset by a $9.4 million increase in inventory, accompanied by a decrease in accounts payable and accrued liabilities of $3.6 million.

Investing Activities

Net cash provided from investing activities totaled $2.4 million for the year ended December 31, 2003. This is attributable to the $.8 million repayment of the Trendium note receivable, the $.4 million reduction in our restricted cash requirements, and the sale and maturity of unrestricted short-term investments totaling $1.5 million. This provision of cash was offset in part by the purchase of fixed assets totaling approximately $.3 million.

Net cash used in investing activities was $20.6 million for the year ended December 31, 2002. Investing activities included purchases of short-term investments of $153.0 million, cash paid for acquisitions of $11.0 million, purchase of property and equipment of $4.6 million, restricted cash of $2.4 million, increase of notes receivables of $1.0 million, offset by the proceeds from the sales of investments of $118.3 million and proceeds from the maturity of short-term investments of $33.1 million.

Net cash used in investing activities was $3.5 million for the year ended December 31, 2001. Investing activities related to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $13.6 million for the year and resulted primarily from the financing provided by Optel , LLC and Optel Capital, LLC. The funds provided by this financing were used to fund operating losses as well as to fund settlement payments with various creditors and vendors. For further discussion refer to Note 13 of the Consolidated Financial Statements – "Related Party Transactions".

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

Revolving Credit Facility

In April 2002, the Company entered into a Revolving Credit and Security Agreement ("the Agreement") with Wachovia Bank ("the Bank"). The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company’s cash and cash equivalents and short-term investments. The advance rate varies between 80% and 95% and is dependent upon the composition and maturity of the available collateral. An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement has an initial term of three years. The Agreement may be terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank may terminate the Agreement at any time, without notice upon or after the occurrence of an event of default. At December 31, 2003, there were approximately $1.4 million of letters of credit outstanding under this facility secured by approximately $1.4 million of the Company’s cash and cash equivalents which were classified as restricted at December 31, 2003. The Company currently has no additional borrowing capacity under this facility. The Company’s previous line of credit with Congress Financial was terminated in April 2002 as part of this transaction.

Legal Proceedings

The Company is subject to ongoing litigation for amounts owed to certain of its creditors and has entered into settlement agreements with certain other creditors.  While the Company continues to attempt to resolve its outstanding litigation on terms favorable to the Company, and to make the payments required under its settlement agreements, the Company currently has insufficient resources for the payment of its outstanding liabilities owed to such creditors. Although Optel has notified the Company that it intends to continue to consider the Company’s requests for further funding and to make advances to the Company through the second quarter of 2004, the Company has not received a commitment from Optel specifying the amount of funds that Optel is willing to provide to the Company.   There can be no assurance that any financing from Optel will be sufficient or that the Company will be able to restructure its remaining outstanding liabilities.  If the Company is unable to raise additional financing and the Company is unable to restructure its outstanding liabilities with its remaining creditors, the Company expects that it will not have sufficient cash to fund its current working capital and capital expenditure requirements for the near term.  In such event, there can be no assurance that the Company will be able to avoid bankruptcy protection or continue as a going concern.  For a detailed description of the Company’s ongoing litigation and settlement agreements with its creditors, see Part I – Item 3, “Legal Proceedings.”

Off-Balance Sheet Arrangements

During the fiscal year ended, December 31, 2003 the Company did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K by the Commission under the Securities Exchange Act of 1934, as amended.

Other Material Commitments

The Company’s contractual cash obligations as of December 31, 2003 are summarized (in thousands) in the table below.

Contractual Cash Obligations	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Operating leases	$9,373	$1,841	$5,702	$1,830	$-
Capital lease obligations	$-	$-	$-	$-	$-
Non-cancelable purchase orders (1)	$80	$80	$-	$-	$-

Total contractual cash obligations	$9,453	$1,921	$5,702	$1,830	$-
(1) reflects non-cancelable purchase orders.

Trends and Uncertainties

During 2003, our industry continued to experience an economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers in 2001. Our customers’ declining business resulted in a significant decrease in sales of our products. It is uncertain when the telecommunications industry will recover, or whether it will return to the pre-2001 level. While we do see some recovery in the telecommunications sector, we anticipate the recovery of the fiber optic test equipment market will occur slowly.

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

Item 8. Consolidated Financial Statements and Supplementary Data

The financial statements required by this Item are submitted at the end of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Effective October 22, 2002, the Company dismissed PricewaterhouseCoopers LLP as the principal accountants to audit the Company’s financial statements and engaged Grant Thornton LLP as the Company’s new independent accountants.

Item 9A. Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15(d) – 15(e) under the Exchange Act) as of December 31, 2003. Based in this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following sets forth the names, ages, principal occupations for the periods indicated and other directorships for the executive officers and directors of the Company. There are no family relationships among any of the directors, or executive officers of the Company.

Name	Age	Title
Dr. Bryan J. Zwan(3)(4)	56	Chairman of the Board of Directors
Jeffrey S. Chisholm(1)	54	Director
Gerald A. Fallon(1)(2)(5)	54	Director
Robert F. Hussey(2)(3)(4)	55	Director
Robert Moreyra(1)(2)(3)(5)	45	Director
James R. Green	53	President, Chief Executive Officer, and Secretary
________________________

(1)    Member of the Audit Committee.
(2)    Member of the Compensation Committee.
(3)    Member of the Nominating Committee.
(4)    Member of the Executive Committee.
(5)    Member of the Special Committee.

Dr. Bryan J. Zwan founded the Company in October 1990 and served as Chairman of the Board from its inception until July 1999.  In addition, Dr. Zwan served as the Company's Chief Executive Officer from the Company's inception until December 31, 1998 and served as its President from inception until March 1996, and from October 1996 until December 31, 1998.  Dr. Zwan was re-appointed as Chairman of the Board, Chief Executive Officer and President of the Company on January 23, 2002.  On August 9, 2002, the Board of Directors accepted the resignation of Dr. Zwan as President and Chief Executive Officer of the Company.  Dr. Zwan continues to serve as the Chairman of the Board.  Dr. Zwan holds a Ph.D. in Space Physics from Rice University and B.S. degrees in Physics and Chemistry from the University of Houston.  On October 23, 2001, as part of a settlement between Dr. Zwan and the SEC regarding the restatement of the Company’s revenues for the quarters ended March 31, and June 30, 1997, the U.S. District Court for the Middle District of Florida entered a judgment prohibiting Dr. Zwan from violating certain "books and records" provisions of the federal securities laws, and imposing a civil penalty of $10,000. Pursuant to the settlement, the SEC dismissed, with prejudice, all allegations that Dr. Zwan had engaged in fraudulent conduct, and Dr. Zwan consented to the entry of the judgment without admitting or denying the SEC allegations.

Mr. Jeffrey S. Chisholm was appointed to the board of directors to serve as a director on February 26, 2004.  Mr. Chisholm served as an independent consultant since 2001. Mr. Chisholm's areas of expertise include corporate turnarounds, positioning and brand building, sourcing, as well as managing strategic alliances and all aspects of corporate governance with experience in corporate retail and financial services, including investment/trading risk management, quantitative analysis/decision support, securities lending and custody, and relationship management. From 1971 to 2001, Mr. Chisholm held various positions with the Bank of Montreal, ultimately serving as Vice Chair of the Personal Commercial Client Group. Mr. Chisholm currently serves as Executive Chairman of Dexit Inc., as a director and Chair of the Audit Committee of Certicom Inc., as an Executive in Residence at the University of Western Ontario's Ivey School of Business, as a director and member of the Executive Committee of CareerEdge, as Director of The Financial Institutions Centre at The Wharton School, and as Chairman of Quantitative Asset Management Group.

Mr. Gerald A. Fallon has served as a director since September 2000.  Mr. Fallon served as Executive Vice President and Manager of Capital Markets of KeyBank, NA and Senior Managing Director of Capital Markets for McDonald Investments, Inc., a wholly owned subsidiary of KeyCorp, until he retired in March 2001. Additionally, Mr. Fallon currently serves on the Board of Directors of Park View Federal Savings Bank.

Mr. Robert F. Hussey has served as a director since August 23, 2000 and as Strategic Restructuring Advisor for the Company since December 1, 2002.  Mr. Hussey was President and CEO of Metro Vision of North America, Inc., a niche cable television company, from February 1991 until April 1997, when it merged with York Hannover Health Care, Inc.  Mr. Hussey has been a director of i2 Telecom, Inc. (f/k/a Digital Data, Inc.) since November 1997, Nur Macroprinters, Ltd. since December 1997, New World Power Corporation since October 2000, H.C. Wainwright and Company, Inc. since July 2001, Axcess International, Inc. since March 2003, and Butler International, Inc. since July 2003.

Mr. Robert Moreyra has served as a director since June 30, 2003.  Since February 2001, Mr. Moreyra has been Senior Managing Director of Atlantic American Capital Advisors, LLC ("AACA"), an investment bank specializing in small and mid-sized technology companies and a wholly-owned subsidiary of Atlantic American Corporate Group, LLC ("AACG"), a holding company that owns AACA, as well as other private equity and merchant banking operations.  Mr. Moreyra is Executive Vice President and a 15% owner of AACG.  Mr. Moreyra was a Managing Director of H.C. Wainwright & Co., Inc. from February 2000 to February 2001, Managing Director of The First American Investment Banking Corporation from May 1999 to February 2000, Vice President of Corporate Finance at William R. Hough & Co. from April 1998 to May 1999, Managing Director with Tunstall Consulting, Inc. from September 1997 to March 1998 and Chief Executive Officer of Pardue, Heid, Church, Smith & Waller, Inc. from February 1986 to February 1998.  Additionally, Mr. Moreyra has served on the board of directors of Fugleberg Koch Architects, Inc. since February 2003.

Jim Green has served as President and Chief Executive Officer since August 9, 2002, and Secretary of the Company since February 20th, 2003. Mr. Green was the Company’s Executive Vice President, Operations and Chief Operating Officer. Previously, Mr. Green was Chief Executive Officer of Trillium Industries, since 1995. Mr. Green also served as Executive Vice President, Operations, for The MATCO Electronics Group from 1993 to 1995, and as Director, Worldwide Materials, for Memorex Telex Corporation from 1986 to 1993.  Mr. Green is APICS Certified and also holds a CPM Certification.

On July 16, 2003, the Company appointed Patricia Hayes as its Chief Accounting Officer.  Although Ms. Hayes is not an executive officer of the Company, Ms. Hayes will perform the functions of the Company’s principal financial officer, including making the appropriate certifications required by the SEC in certain of the Company’s periodic reports, until a Chief Financial Officer is appointed by the Company.

Audit Committee Financial Expert

The board of directors of the Company has determined that Jeffrey S. Chisholm qualifies as an audit committee financial expert.

Audit Committee Composition

The board of directors of the Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58(A) of the Securities Exchange Act of 1934, as amended.  Prior to December 26, 2003, the directors serving on the audit committee were Gerald A. Fallon, Dr. William F. Hamilton and Robert Moreyra.  Effective December 26, 2003, Dr. William F. Hamilton resigned from the board of directors and on February 26, 2004, Jeffrey S. Chsiholm was appointed by the board of directors to serve as Chairman of the audit committee.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) under the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten percent (10%) stockholders are required by regulations of the SEC to furnish the Company with copies of all Section 16(a) forms that they file.  To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company's officers, directors and greater than ten percent (10%) stockholders complied with all applicable Section 16(a) filing requirements for the fiscal year ended December 31, 2003with the exception of the following: (i) a Form 3 was not filed for Patricia Hayes and Robert Moreyra in connection with Ms. Hayes and Mr. Moreyra becoming a reporting person under Section 16(a); and (ii) the Company has been unable to verify whether a Form 4 was filed for each of Gerald  A Fallon, Dr. William F. Hamilton and Robert F. Hussey for option grants to each director to purchase 25,000, 25,000 and 125,000 shares of common stock, respectively, on January 23, 2003.

Policies on Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that is applicable to all of its directors, offices and employees (“Code of Ethics”), a copy of which is filed as an exhibit to this Annual Report on Form 10-K.  A copy of the Code of Ethics is available upon request, free of charge, by contacting the Company at (727) 442-6677.

Item 11. Executive Compensation

The following table shows, for the year ended December 31, 2003, the cash and other compensation awarded to, earned by or paid to Mr. Green and each other executive officer who earned in excess of $100,000 for all services in all capacities (the "Named Executive Officers"). During the year ended December 31, 2003, the Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts.

					Long-Term
	Annual Compensation				Compensation

				Other Annual	Securities Underlying	All Other
		Salary	Bonus	Compensation	Options/SARs	Compensation
Name and Principal Position	Year	$	$	($)(1)	(#)	($)(2)

James Green (3)	2003	265,861	-	-	-	-
President and Chief Executive	2002	221,864	-	-	-	-
Officer	2001	182,674	-	-	108,000	-

Mark E. Scott (4)	2003	54,464				62,970
Executive Vice President,	2002	195,225	-	-	-	2,925
Finance, Chief Financial Officer	2001	-	-	-	-	-
and Secretary

Dr. Glenn Dunlap (5)	2003	22,719				241,667
Chief Strategy Officer	2002	171,006	-	-	-	-
	2001	155,903	-	-	108,000	-

(1)	As permitted by the rules of the SEC, this column excludes perquisites and other personal benefits for the Named Executive Officers if the total incremental cost in a given year did not exceed the lesser of $50,000 or 10% of the total combined salary and bonus.
(2)	With respect to Mr. Scott, consists of 401(k) plan matching contributions of $2,925 and $469 for the fiscal years ended December 31, 2002 and December 31, 2003, respectively, and severance paid in the amount of $62,501 for the fiscal year ended December 31, 2003 pursuant to an employment agreement. With respect to Mr. Dunlap, consists of severance paid in the amount of $209,667 and severance payable in the amount of $32,000 for the fiscal year ended December 31, 2003 pursuant to an employment agreement.
(3)	Became President and Chief Executive Officer of the Company effective August 9, 2002 and Secretary effective February 20, 2003. During 2000 and 2001, Mr. Green served as the Executive Vice President, Operations and the Chief Operating Officer of the Company.
(4)	Resigned effective February 19, 2003.
(5)	Resigned effective January 17, 2003 and served as an executive consultant to the Company from January 17, 2003 to August 17, 2003.

Stock Option Grants and Exercises in the Last Fiscal Year

During the year ended December 31, 2003, the Company did not award any stock options to the Named Executive Officers. Additionally, during the year ended December 31, 2003, the Company did not grant any stock appreciation rights.

The following table sets forth certain information regarding options to purchase shares of Common Stock held as of December 31, 2003, by each of the Named Executive Officers. No stock appreciation rights were exercised during 2003, and no stock appreciation rights were outstanding as of December 31, 2003.

Aggregated Option Exercises in Last Fiscal Year

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options At
	Acquired on	Value	Options At Fiscal Year-End		Fiscal Year-End($)(1)
Name	Exercise(#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

James Green	-	-	217,666	187,168	-	-
Mark E. Scott (2)	50,000	9,800	-	-	-	-
Dr. Glenn Dunlap (3)	-	-	133,332	-	-	-

(1)	Values shown in these columns reflect the difference between the closing price of $0.81 on December 31, 2003, and the exercise price of the options and does not included the federal and state taxes due upon exercise.
(2)	Mr. Scott resigned effective February 19, 2003. All options that remained exercisable following Mr. Scott's resignation from the Company terminated on August 17, 2003.
(3)	Dr. Dunlap resigned from the Company effective January 17, 2003 and served as an executive consultant to the Company from January 17, 2003 to August 17, 2003. All options that remained exercisable following Mr. Dunlap's resignation from the Company will remain exercisable until August 16, 2004. As of April 7, 2004, 133,332 options remained exercisable.

Compensation of Directors

Each independent director automatically receives an option to purchase 50,000 shares of Common Stock upon joining the board of directors and automatically receives an additional option to purchase 15,000 shares of Common Stock upon re-election at each Annual Meeting of Stockholders thereafter. Effective January 1, 2003, independent, non-employee directors of the Company receive an annual service fee of $25,000, a per-meeting fee of $1,000 for each in-person board or committee meeting attended by such director and a per-meeting fee of $500 for each telephonic board or committee meeting in which such director participates. In addition, independent, non-employee directors who serve as committee chairman receive a $12,500 annual stipend. Separate fees will not be earned for committee meetings that are held concurrently with board meetings. Directors are also reimbursed for travel and other expenses relating to attendance at meetings of the Board or committees. During 2003, Dr. Zwan elected not to receive any compensation, either in terms of director fees or stock option grants for services he provided to the Company as Chairman of the Board. Additionally, during 2003, Dr. Zwan elected not to be reimbursed by the Company for travel and other expenses related to attendance at meetings of the Board or committees.

On January 23, 2003, Mr. Fallon, Dr. Hamilton and Mr. Hussey each received an option to purchase 25,000 shares of Common Stock, vesting quarterly over a three (3)-year period, at an exercise price of $1.28 per share. At the time of his resignation from the board of directors, Dr. Hamilton held 93,499 options to purchase shares, of which options to purchase 37,667 shares of Common Stock and options to purchase 55,832 shares of Common Stock remain exerciseable until April 23, 2004 and 55,832 remain exercisable until June 23, 2004.

On January 23, 2003, Mr. Hussey was appointed Strategic Restructuring Advisor, effective December 1, 2002. In connection with such appointment, Mr. Hussey was granted options to purchase 100,000 shares of Common Stock, vesting quarterly over a three (3)-year period, at an exercise price of $1.28 per share. In addition, Mr. Hussey has received service fees totaling $147,500 for the period from December, 2002 through November, 2003.

In connection with Mr. Moreyra's appointment to the board of directors on June 30, 2003, the Company granted Mr. Moreyra options to purchase 50,000 share of Common Stock on December 26, 2003. These options have an exercise price of $0.78 per share and vest quarterly over a three (3)-year period.

Equity Compensation Chart

The following table sets forth the equity compensation plan information for the Company as of December 31, 2003.

Number of
	Number of		securities remaining
	securities to be		available for future
	issued upon	Weighted-average	issuance under
	exercise of	exercise price of	equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	3,982,485	$ 9.95	4,062,780	(2)

Equity compensation plans not approved by security holders	-	-	-

Total	3,982,485	$ 9.95	4,062,780

(1)	These plans consist of the 1996 Stock Option Plan and the 2001 Stock Option Plan.
(2)	This number includes 251,569 shares reserved for issuance under the 1997 Employee Stock Purchase Plan.

Employment Agreements and Severance Agreements

On December 26, 2001, the Company entered into a letter agreement, effective as of January 16, 2002, and an addendum to the letter agreement dated August 9, 2002, with Mark E. Scott, the Company's former Vice President of Finance and Chief Financial Officer (the "Scott Agreement"). The Scott Agreement provided for: (1) employment at will; (2) an annual salary of $170,000; and (3) a performance bonus of up to 20% of Mr. Scott's base salary. Additionally, the Company granted to Mr. Scott stock options to purchase 75,000 shares of Common Stock at an exercise price of $7.22 per share of which 25,000 were scheduled to vest on each of the first, second, and third employment anniversary dates. On January 24, 2002, Mr. Scott was appointed to serve as Secretary of the Company, and on August 9, 2002, Mr. Scott was promoted to Executive Vice President, Chief Financial Officer and Secretary with an increase in base salary to $250,000 annually. In January 2003, as part of Company-wide cost cutting measures, Mr. Scott took a 20% pay reduction to $200,000 annual base salary.

On February 19, 2003, Mr. Scott resigned from the Company. Mr. Scott received the following severance arrangement: (1) a severance payment equal to three (3) months salary, payable over three months; (2) group health insurance benefits for a period of three (3) months; and (3) all stock option grants, to the extent vested, remained exercisable until August 17, 2003.

The Company entered into a letter agreement dated as of October 13, 1999, as modified by letters dated February 18, 2000 and June 3, 1999, and addendums to the letter agreement on June 9, 2000 and February 27, 2001, with James Green, the Company's former Chief Operating Officer (the "Green Agreements"). The Green Agreements provided for: (1) an annual salary of $130,000; (2) a performance bonus of $5,000 based on fourth quarter 1999 revenues; and (3) relocation expenses for up to one (1) year of temporary living expenses and realtor costs not to exceed $20,000. In addition, the Company granted to Mr. Green stock options to purchase 50,000 shares of Common Stock at an exercise price of $7.625 per share of which one-third were scheduled to vest on each of the three anniversaries following the date of grant.

On August 9, 2002, the Company appointed Mr. Green to serve as President and Chief Executive Officer. The Company entered into an employment agreement with Mr. Green which provided for an annual base salary of $300,000. In January, 2003, as part of Company-wide cost cutting measures, Mr. Green took a 50% pay reduction to $150,000 annual base salary. On August 7, 2003, Mr. Green’s salary was reinstated to an annual base of $300,000. Effective February 20, 2003, Mr. Green was appointed to serve as Secretary of the Company in addition to the other offices held by Mr. Green. On August 9, 2002 the Company entered into an addendum to the existing employment agreements with Mr. Green that modifies/provides for severance payments ranging from three (3) months to nine (9) months based on length of service, upon a termination within one year of a change in control of the Company.

The Company entered into a letter agreement dated as of February 22, 2001, as modified by a letter dated July 27, 2001, and an addendum to the letter agreement dated October 2, 2001 with Dr. Glenn Dunlap, the Company's former Chief Strategy Officer (the "Dunlap Agreements"). The Dunlap Agreements provided for: (1) an annual salary of $190,000; (2) eligibility to participate in an Executive Bonus Program of up to 40% of Dr. Dunlap's annual salary; and (3) temporary living expenses for up to one (1) year. In addition, the Company granted to Dr. Dunlap stock options to purchase 65,000 shares of Common Stock at an exercise price of $27.4375 per share of which one-third were scheduled to vest on each of the three anniversaries following the date of grant.

Effective January 17, 2003, Dr. Dunlap resigned from the Company, and on February 28, 2003 entered into a settlement agreement and release (the "Settlement Agreement") with the Company pursuant to which all prior agreements between Dr. Dunlap and the Company were terminated. Under the terms of the Settlement Agreement and in settlement of all claims under the Dunlap Agreements, Dr. Dunlap was entitled to the payment of $20,000. In addition, Dr. Dunlap entered into an Executive Consulting Agreement with the Company (the "Consulting Agreement"). Under the terms of the Consulting Agreement, Dr. Dunlap was entitled to the payment of $31,666.67 per month in exchange for serving as an Executive Consultant for the period commencing on January 17, 2003 and terminating on August 17, 2003. Also, the Company agreed to pay for Dr. Dunlap's life, disability, accident and group medical and dental benefits through January 16, 2004 and all stock options, warrants, rights and other Company stock-related awards granted to Dr. Dunlap, to the extent vested as of August 17, 2003, shall remain exercisable for the lesser of a one (1) year period beginning on August 16, 2003 or the maximum period permissible under the accounting regulations governing business combinations following the date of August 16, 2003.

Section 401(k) Plan

In 1997, the Company adopted a 401(k) Salary Savings Plan (the "401(k) Plan") covering the Company's full-time employees located in the United States. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit $12,000 in 2003 or $14,000 for employees 50 years or older and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants in the 401(k) Plan. Currently, the Company matches the first 6% of such voluntary contributions at 50% of the amount contributed by the employee.

Compensation Committee Interlocks and Insider Participation

From January 1, 2003 through December 25, 2003, the Compensation Committee consisted of Mr. Fallon, Mr. Hussey, and Dr. Hamilton. No such persons were employee directors and none were former officers of the Company. Effective December 26, 2003, Dr. Hamilton resigned from the board of directors, and the Compensation Committee currently consists of Mr. Fallon and Mr. Hussey. On January 23, 2003, Mr. Hussey was appointed Strategic Restructuring Advisor effective December 1, 2002. In connection with his appointment, Mr. Hussey was granted options to purchase 100,000 shares of Common Stock. In addition, Mr. Hussey received service fees totaling $147,500 for the period December, 2002 through November, 2003. During 2003, none of the Company's executive officers served on the compensation committee or board of directors of any entities whose directors or officers serve on the Company's Compensation Committee or board of directors.

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

The Compensation Committee recommends to the Board compensation for the Company's officers and directors and oversees the administration of the Company's employee stock option and stock purchase plans. All decisions of the Compensation Committee relating to compensation of the Company's executive officers are reviewed and approved by the entire Board.

Compensation Policy

The Company's executive compensation policy is designed to establish an appropriate relationship between executive pay and the Company's annual performance, its long-term growth objectives and its ability to attract and retain qualified executive officers. The Compensation Committee attempts to achieve these goals by integrating on an individualized basis competitive annual base salaries with stock options through the Company's stock option plan and otherwise. The Compensation Committee believes that cash compensation in the form of salary and bonus provides the Company's executives with short term rewards for success in operations, and that long- term compensation through the award of stock options better coordinates the objectives of management with those of the stockholders with respect to the long-term performance and success of the Company. The Compensation Committee generally takes into consideration a variety of subjective and objective factors in determining the compensation package for executive officers, including how compensation compares to that paid by competing companies and the responsibilities and performance by each executive and the Company as a whole. In making its determinations, the Compensation Committee attempts to address the unique challenges which are present in the telecommunications industry in which the Company competes against a number of public and private companies with respect to attracting and retaining executives and other key employees.

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

Section 162(m) of the Internal Revenue Code limits the Company's deduction in any one fiscal year for federal income tax purposes to $1.0 million per person with respect to the Company's Chief Executive Officer and its four (4) other highest paid executive officers who are employed on the last day of the fiscal year unless the compensation was not otherwise subject to the deduction limit. Certain performance-based compensation is not included in this $1.0 million limitation. Stock options with an exercise price equal to 100% of the fair market value at the time of grant may qualify for exclusion from this limitation if the plan under which they are granted meets certain conditions. However, because the net cost of compensation, including its deductibility, is weighed by the Compensation Committee against many factors in determining executive compensation, the Compensation Committee may determine that it is appropriate and in the best interests of the Company to authorize compensation that is not deductible, whether by reason of Section 162(m) or otherwise.

Compensation of the Chief Executive Officer

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

On August 9, 2002, the Company appointed its Chief Operating Officer, Mr. Green, to serve as President and Chief Executive Officer. The Company entered into an employment agreement with Mr. Green which provided for an annual base salary of $300,000. In January 2003, as part of a company-wide cost cutting measures, Mr. Green took a 50% pay reduction to $150,000 annual base salary. On August 7, 2003, Mr. Green’s salary was reinstated to an annual base of $300,000. Overall, Mr. Green's compensation was below the median compensation for technology companies, but within the competitive range.

Compensation Arrangements Generally

Overall, the Compensation Committee believes that the compensation arrangements for the Company's executives serve the long-term interests of the Company and its stockholders and that the equity/option positions of executives are an important factor in retaining and attracting key executives. The Compensation Committee intends to continue to review and analyze its policies in light of the performance and development of the Company and the environment in which it competes for executives and to retain outside compensation consultants from time to time to assist the Compensation Committee in such review and analysis.

Submitted by the Compensation Committee
of the Board of Directors

Robert F. Hussey, Chairman
Gerald A. Fallon

The foregoing report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference the Annual Report or Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed with the SEC.

Stock Performance Graph

	2/7/97	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03

Digital Lightwave, Inc.	$100.00	$509.44	$252.23	$74.66	$9.79	$6.75
NASDAQ Total Return	$100.00	$304.15	$183.10	$145.26	$100.43	$150.29
NASDAQ Non- Financial	$100.00	$320.66	$186.88	$142.90	$93.43	$142.44

The above graph assumes that $100.00 was invested in the Common Stock and in each index on December 31, 1998. Although the Company has not declared a dividend on its Common Stock, the total return for each index assumes the reinvestment of dividends. Stockholder returns over the period presented should not be considered indicative of future returns. The foregoing graph shall not be deemed incorporated by reference by any general statement incorporating by reference the Proxy Statement into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of April 7, 2004 by (i) each person who is known by the Company to own beneficially more than five percent (5%) of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) all of the executive officers named in the Summary Compensation Table (the "Named Executive Officers"), and (iv) all directors and executive officers of the Company as a group. As of April 7, 2004 there were 31,625,878 shares of Common Stock issued and outstanding. To the knowledge of the Company, except as noted in the footnotes below, all persons listed below have sole voting and investing power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law.

	SHARES BENEFICIALLY
	OWNED(1)
NAME	NUMBER	PERCENT

Dr. Bryan J. Zwan (2)(3)	18,183,750	57.5%
James Green (4)	313,732	1.0%
Mark Scott (5)	-	-
Dr. Glenn Dunlap (6)	133,332	*
Jeffrey S. Chisholm (7)	4,167	*
Gerald A. Fallon (8)	174,582	*
Robert F. Hussey (9)	216,248	*
Robert Moreyra (10)	22,915	*

All executive officers and directors as a group (8 persons)	19,048,925	60.2%

*  Less than one percent.

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of April 7, 2004 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 18,183,750 shares beneficially owned through affiliates controlled by Dr. Zwan, principally, ZG Nevada Limited Partnership. Dr. Zwan's address is c/o Orrick, Herrington & Sutcliffe LLP, 1000 Marsh Road, Menlo Park, California 94025, Attention: Louis D. Soto.
(3)	Includes 6,665,000 shares that are subject to forward sale agreements and pledge agreements as to which Dr. Zwan has voting, but not dispositive power.
(4)	Consists of 232 shares of Common Stock and 313,500 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 7, 2004.
(5)	Mr. Scott resigned from the Company effective February 19, 2003. All options that remained exercisable following Mr. Scott's resignation from the Company terminated on August 17, 2003.
(6)	Consists of 533 shares of Common Stock and 133,332 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 13, 2004. Mr. Dunlap resigned from the Company effective January 17, 2003 and served as an executive consultant to the Company from January 17, 2003 to August 17, 2003. All options that remained exercisable following Mr. Dunlap's resignation from the Company will remain exercisable until August 16, 2004.
(7)	Consists of 4,167 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 7, 2004.
(8)	Consists of 174,582 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 7, 2004.
(9)	Consists of 216,248 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 7, 2004.
(10)	Consists of 22,915 shares issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 7, 2004.

For a detailed description of the Company's ongoing litigation and settlement agreements with its creditors, see Part I - Item 3, "Legal Proceedings".

Item 13. Certain Relationships and Related Transactions

In 2001, James Green, the current President and Chief Executive Officer of the Company, borrowed $200,000 from the Company. This note accrued interest at the prime rate plus one percent (1.0%) with the principal sum and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of the borrower's stock holdings or on the date of termination of the borrower's employment with the Company. This note was collateralized by the borrower's stock holdings in the Company and future cash bonuses which may become payable.

In April 2002, Mr. Green borrowed $175,000 from the Company. On April 12, 2002, this borrowing was combined with the previous note in the principal amount of $200,000 plus accrued interest of approximately $16,000 into one note with a principal balance of approximately $391,000, which is classified in notes receivable. This note accrues interest at 8.0% with the principal and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of the borrower's stock holdings or on the date of termination of the borrower's employment with the Company. This note is collateralized by the borrower's stock holdings in the Company, future cash bonuses which may become payable and a second lien on the borrower's residence. As of December 31, 2003, the outstanding balance, reflecting a voluntary prepayment of $25,000 made during the fourth quarter of 2002, was approximately $366,000 exclusive of accrued interest of approximately $31,000.

Effective August 1, 2003, $50,000 a year of Mr. Green’s annual salary is being used to repay the note discussed above. This repayment is deducted proportionally each pay period. The repayments are first being applied to accrued interest.

On January 23, 2003, Robert Hussey, a director of the Company, was appointed Strategic Restructuring Advisor, effective as of December 1, 2002. In connection with such appointment, Mr. Hussey was granted options to purchase 100,000 shares of Common Stock, vesting quarterly over a 3-year period at an exercise price of $1.28 per share, which was the market price on the date of the grant. In addition, Mr. Hussey received service fees of $182,500 for the period December 2002 through November 2003.

During fiscal year 2003 and through April 7, 2004, the Company has borrowed approximately $16.6 million from Optel, LLC and Optel Capital, LLC, entities controlled by the Company's majority shareholder and current Chairman of the Board, Dr. Bryan Zwan (together, "Optel"), pursuant to several secured promissory notes (the "Optel Notes") of which approximately $15.6 million is currently outstanding. All of the Optel Notes bear interest at an annual rate of 10%, are secured by a first priority interest in substantially all of the assets of the Company pursuant to a security agreement and may be prepaid at any time. The Optel Notes mature July 31, 2004 unless certain specified events occur accelerating maturity. The following table shows the dates and principal amounts of each Optel Note:

Date	Principal Amount of Note
February 14, 2003	$ 800,000
February 26, 2003	650,000
February 28, 2003(1)	961,710
March 28, 2003	450,000
April 2, 2003	60,000
April 29, 2003	500,000
May 14, 2003	400,000
May 19, 2003	620,000
May 29, 2003	520,000
June 12, 2003	500,000
June 26, 2003	2,000,000
July 14, 2003	500,000
July 22, 2003	1,000,000
July 29, 2003	500,000
August 14, 2003	1,000,000
September 11, 2003	350,000
November 13, 2003	500,000
November 24, 2003	900,000
December 10, 2003	240,000
December 12, 2003	480,000
December 19, 2003	500,000
December 30, 2003	165,000
December 31, 2003	1,000,000
January 14, 2004	300,000
February 13, 2004	665,000
March 12, 2004	350,000
March 30, 2004	650,000
_____________________
(1)  On March 5, 2003, the Company repaid the entire balance due under this note.

Optel has notified the Company that it intends to consider the Company’s requests for further funding and to make advances to the Company through the second fiscal quarter of 2004; however, the Company has not received a commitment from Optel specifying the amount of funds that Optel is willing to provide to the Company.

In April 2003, prior to Robert Moreyra's appointment to the Board, Atlantic American Capital Advisors, LLC ("AACA"), a company of which Mr. Moreyra is Senior Managing Director, received compensation from the Company in the amount of $12,500 for certain services performed for the Company in connection with the Company's negotiations with its creditors. The Company has no ongoing arrangements with AACA and does not intend to make any further payments to AACA.

Item 14. Principal Accountant Fees and Services

The following list details the aggregate fees billed by Grant Thornton LLP and Pricewaterhouse Coopers LLP for professional services during 2002 and 2003:

	2003	2002
Audit Fees	$115,539 (1)	$151,989 (5)
Audit - Related Fees	$2,722 (2)
Tax Fees	$2,045 (3)	$159,283 (6)
All Other Fees	$22,358 (4)	$117,194 (7)

(1)	Includes $5,500 billed by Pricewaterhouse Coopers LLP for consent to the 10-K for the fiscal year ended December 31, 2003.
(2)	Consisted of fees for review of the Company’s Proxy Statement filed with the SEC on December 31, 2003.
(3)	Consisted of fees for tax compliance and advice.
(4)	Consisted principally of accounting fees associated with the Company’s international offices and bankruptcy issues.
(5)	Includes fees billed by PricewaterhouseCoopers LLP in the amount of $42,000 for audit services provided in 2002, including review of 10-Q financial statements for the quarters ended March 31, 2002, and June 30,2002, and consent to the 10-K for the fiscal year ended December 31, 2002.
(6)	Consisted of fees for tax compliance, planning and advice. Includes fees billed by PricewaterhouseCoopers LLP in the amount of $114,151.
(7)	Consisted of fees billed by PricewaterhouseCoopers LLP in the amount of $109,423 for the following services: (i) a response to a letter from the SEC dated December 28, 2001 ($72,100); (ii) work related to potential acquisitions ($27,155); (iii) a consent for an S-8 filing ($5,300); and other miscellaneous sevices ($4,867). Also consisted of fees billed by Grant Thornton totaling $7,771 for the following services: (i) acquisition related services ($2,592); and (ii) other miscellaneous services ($5,179).

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

During 2003, the Audit Committee operated under an informal pre-approval policy pursuant to which the Audit Committee pre-approved in advance all audit and non-audit services to be performed by the Company’s independent auditors, e xcept for the audit-related services relating to the review of the Company’s proxy statement for the 2003 annual meeting, and other services principally relating to the liquidation of the Asia-Pacific subsidiary and bankruptcy issues, which were inadvertently not pre-approved by the Audit Committee. The aggregate fees billed for those services that were not pre-approved by the Company during 2003, totaled approximately $25,000. In April, 2004, the Audit Committee adopted a formal pre-approval policy pursuant to which the Audit Committee must pre-approve all audit and non-audit services to be performed by the Company’s independent auditor. As part of this pre-approval policy, the Audit Committee considered whether the provision of any proposed audit and non-audit services would impair the auditor’s independence. In accordance with the pre-approval policy, the Audit Committee pre-approves a list of Audit Services, Audit-Related Services, Tax Services and Other Services for the fiscal year, including a budget for each category of services for a term of twelve months, unless the Audit Committee specifically provides otherwise. In the event that it becomes necessary to engage the independent auditors for additional services not contemplated in the pre-approved categories, the Audit Committee is required to approve such services prior to engaging the independent auditor. In addition, the Audit Committee may delegate pre-approval to one or more of its members and any member to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Item 15. Exhibits, Consolidated Financial Statements, and Reports on Form 8-K

(a) (1)  Index to Consolidated Financial Statements.
See the Index included on page F-1 of this Annual Report on Form 10-K.
(2)      Financial Statement Schedule
See the Index included on page F-1 of this Annual Report on Form 10-K.

(3)      Exhibits.

Exhibit No.		Description

3.1(1)	-	Certificate of Incorporation of the Company.
3.2(11)	-	Amendment to Certificate of Incorporation of the Company dated June 21, 2002.
3.3(11)	-	Amended and Restated By-laws of the Company dated June 21,2002.
4.1(1)	-	Specimen Certificate for the Common Stock.
10.1(1)*	-	Form of Indemnification Agreement between the Company and officers and directors of the Company.
10.2(1)	-	Digital Lightwave, Inc. 1996 Stock Option Plan.
10.3(3)	-	Digital Lightwave, Inc. Employee Stock Purchase Plan.
10.4(2)	-	Lease Agreement, dated September 26, 1997, between the Company and Monmouth/Atlantic Realty Associates.
10.5(3)	-	L.P. Lease Agreement, dated January 9, 1998, between the Company and Orix Hogan-Burt Pinellas Venture.
10.6(3)	-	First Lease Amendment, dated February 18, 1998, between the Company and Orix Hogan-Burt Pinellas Venture.
10.7(3)	-	First Lease Amendment, dated September 25, 1997, between the Company and Monmouth/Atlantic Realty Associates L.P.
10.8(3)	-	Second Lease Amendment, dated February 23, 1998, between the Company and Monmouth/Atlantic Realty Associates L.P.
10.9(3)*	-	Executive Employment Agreement, dated February 27, 1998, between the Company and Steven H. Grant.
10.10(4)*	-	Letter Agreement dated as of December 31, 1998 between the Company and Gerry Chastelet.
10.11(4)*	-	Letter Agreement dated April 13, 1998 and addendum thereto dated February 9, 1999 between the Company and George J. Matz.
10.12(4)	-	Form of Stock Purchase Agreement, dated March 31, 1999, between the Company and certain Purchasers, with exhibits thereto.
10.13(6)*	-	Form of Addenda to Employment Agreements of certain employees dated October 18, 1999 and June 9, 2000.
10.14(5)	-	Memorandum of Understanding between Dr. Bryan J. Zwan and the Company.
10.15(7)*	-	2001 Stock Option Plan.
10.16(8)*	-	Promissory Note issued to the Company by James Green.
10.17 (8)	-	Form of Distributor Agreement.
10.18(8)*	-	Form of Letter Agreement entered into on February 27, 2001 with executive officers with respect to certain stock options.
10.19(8)*	-	Letter Agreement between the Company and James Green dated October 13, 1999
10.20(8)*	-	Addendum to Letter Agreement between the Company and James Green dated February 18, 2000.
10.21(8)	-	Loan and Security Agreement by and between Congress Financial Corporation (Florida) and the Company.
10.22(9)*	-	Form of Senior Executive Agreement.
10.23(9)*	-	Form of Executive Severance Agreement.
10.24(10)	-	Manufacturing contract agreement between the Company and Jabil Circuit Inc. dated December 30, 2001.
10.25(10)*	-	Letter Agreement dated January 23, 2002 between the Company and Gerry Chastelet.
10.26(10)*	-	Settlement of Employment Terms and Employment Letters dated January 28, 2002 between the Company and George J. Matz.
10.27(11)	-	Revolving Credit and Security Agreement between the Company and Wachovia Bank.
10.28(11)	-	Form of Revolving Credit Note issued to Wachovia Bank.
10.29(11)*	-	Agreement between Jim Green and the Company.
10.30(11)	-	Civil Supersedeas Bond filed in the circuit Court of the Sixth Judicial Circuit in and for the State of Florida.
10.31(12)*	-	Amended and Restated Promissory Note between Jim Green and the Company.
10.32(13)*	-	Amendment to 1997 Employee Stock Purchase Plan.
10.33(14)*	-	Amendment to 2001 Stock Option Plan.
10.34(15)	-	Lease for 20 Research Place for the Company's Chelmsford, Massachusetts facility.
10.35(15)	-
Master Equipment Lease Agreement by and between Digital Lightwave, Inc. and CIT Technologies Corporation dated October 15, 1999 and related Master Equipment Lease Agreement Schedules dated as of August 15, 2002 and October 31, 2002.

10.36*(18)	-	Letter agreement, dated February 19, 2003, between the Company and Mark E. Scott.
10.37*(18)	-	Settlement of Employment Agreement and Executive Consulting Agreement, dated February 28, 2003 between the Company and Glenn Dunlap.
10.38(16)	-	Secured Promissory Note, dated February 19, 2003, between the Company and Optel, LLC.
10.39(16)	-	Secured Promissory Note, dated February 26, 2003, between the Company and Optel, LLC.
10.40(16)	-	Secured Promissory Note, dated February 28, 2003, between the Company and Optel, LLC.
10.41(16)	-	Second Amended and Restated Security Agreement, dated as of February 28, 2003, between the Company and Optel, LLC.
10.42(17)	-	Secured Promissory Note, dated March 28, 2003, between the Company and Optel, LLC.
10.43(17)	-	Third Amended and Restated Security Agreement, dated as of March 28, 2003, between the Company and Optel, LLC.
10.44(18)	-	Secured Promissory Note, dated April 2, 2003, between the Company and Optel, LLC.
10.45(18)	-	Fourth Amended and Restated Security Agreement, dated as of April 2, 2003, between the Company and Optel, LLC.
10.46(18)	-	Commitment letter dated April 15, 2003 between the Company and Optel, LLC.
10.47*(18)	-	Letter agreement, dated March 26, 2003, between the Company and Tektronix, Inc.
10.48(19)	-	Secured Promissory Note, dated April 29, 2003, between the Company and Optel, LLC.
10.49(19)	-	Fifth Amended and Restated Security Agreement, dated as of April 20, 2003, between the Company and Optel, LLC.
10.50(20)	-	Secured Promissory Note, dated May 14, 2003, between the Company and Optel, LLC.
10.51(20)	-	Six Amended and Restated Security Agreement, dated as of May 14, 2003, between the Company and Optel, LLC.
10.52(20)	-	Secured Promissory Note, dated May 19, 2003, between the Company and Optel, LLC.
10.53(20)	-	Seventh Amended and Restated Security Agreement, dated as of May 19, 2003, between the Company and Optel, LLC.
10.54(20)	-	Certification pursuant to 18 USC Section 1350, dated May 20, 2003, signed by James R. Green.
10.55(21)	-	Forbearance Agreement, dated May 1, 2003, between the Company and Jabil Circuit.
10.56(21)	-	Promissory Note, dated May 1, 2003, between the Company and Jabil Circuit.
10.57(21)	-	Promissory Note (Inventory), dated May 1, 2003, between the Company and Jabil Circuit.
10.58(21)	-	Secured Promissory Note, dated May 29, 2003, between the Company and Optel, LLC.
10.59(21)	-	Eighth Amended and Restated Security Agreement, dated as of May 29, 2003, between the Company and Optel, LLC.
10.60(22)	-	Compromise and Settlement Agreement, dated June 13, 2003, between the Company and Fidelity and Deposit Company, also known as Zurich American Insurance Company.
10.61(22)	-	Secured Promissory Note, dated June 26, 2003, between the Company and Optel, LLC.
10.62(22)	-	Tenth Amended and Restated Security Agreement, dated as of June 26, 2003, between the Company and Optel, LLC.
10.63(23)	-	Settlement and Release Modification Agreement, dated July 22, 2003, between the Company and Lightwave Drive, LLC.
10.64(23)	-	Secured Promissory Note, dated July 14, 2003, between the Company and Optel, LLC.
10.65(23)	-	Eleventh Amended and Restated Security Agreement, dated as of July 14, 2003, between the Company and Optel, LLC.
10.66(23)	-	Secured Promissory Note, dated July 22, 2003, between the Company and Optel, LLC.
10.67(23)	-	Twelfth Amended and Restated Security Agreement, dated as of July 22, 2003, between the Company and Optel, LLC.
10.68(23)	-	Secured Promissory Note, dated July 29, 2003, between the Company and Optel, LLC.
10.69(23)	-	Thirteenth Amended and Restated Security Agreement, dated as of July 29, 2003, between the Company and Optel, LLC.
10.70(23)	-	Employment Agreement, dated July 21, 2003, between the Company and Patricia Hayes.
10.71(24)	-	Secured Promissory Note, dated August 14, 2003, between the Company and Optel Capital, LLC., and Optel LLC.
10.72(24)	-	Amended and Restated Security Agreement, dated as of August 14, 2003, between the Company and Optel Capital, LLC., and Optel LLC.
10.73(24)	-	Chief Executive Officer 10-Q Certification, dated August 19, 2003, signed by James R. Green.
10.74(24)	-	Principal Financial Officer 10-Q Certification, dated August 19, 2003, signed by Patricia Hayes.
10.75(24)	-	Certification pursuant to 18 USC Section 1350, dated August 19, 2003, signed by James R. Green and Patricia Hayes.
10.76(25)	-	Secured Promissory Note, dated September 11, 2003, between the Company and Optel Capital, LLC., and Optel LLC.
10.77(25)	-	Second Amended and Restated Security Agreement, dated as of September 11, 2003, between the Company and Optel Capital, LLC., and Optel LLC.
10.78(25)	-	Secured Promissory Note, dated November 13, 2003, between the Company and Optel Capital, LLC., and Optel LLC.
10.79(25)	-	Third Amended and Restated Security Agreement, dated as of November 13, 2003, between the Company and Optel Capital, LLC., and Optel LLC.
10.80(25)	-	Chief Executive Officer 10-Q Certification, dated November 17, 2003, signed by James R. Green.
10.81(25)	-	Principal Financial Officer 10-Q Certification, dated November 17, 2003, signed by Patricia Hayes.
10.82(25)	-	Certification pursuant to 18 USC Section 1350, dated November 17, 2003, signed by James R. Green and Patricia Hayes.
10.83(26)	-	Secured Promissory Note, dated November 24, 2003, between the Company and Optel Capital, LLC.
10.84(26)	-	Fourth Amended and Restated Security Agreement, dated as of November 24, 2003, between the Company and Optel Capital, LLC., and Optel LLC.
10.85(26)	-	Secured Promissory Note, dated December 10, 2003, between the Company and Optel Capital, LLC.
10.86(26)	-	Fifth Amended and Restated Security Agreement, dated as of December 10, 2003, between the Company and Optel Capital, LLC., and Optel LLC.
10.87(26)	-	Secured Promissory Note, dated December 12, 2003, between the Company and Optel Capital, LLC.
10.88(26)	-	Sixth Amended and Restated Security Agreement, dated as of December 12, 2003, between the Company and Optel Capital, LLC., and Optel LLC.
10.89(26)	-	Secured Promissory Note, dated December 19, 2003, between the Company and Optel Capital, LLC.
10.90(26)	-	Seventh Amended and Restated Security Agreement, dated as of December 19, 2003, between the Company and Optel Capital, LLC., and Optel LLC.
10.91(26)	-	Secured Promissory Note, dated December 30, 2003, between the Company and Optel Capital, LLC.
10.92(26)	-	Eighth Amended and Restated Security Agreement, dated as of December 30, 2003, between the Company and Optel Capital, LLC., and Optel LLC.
10.93(27)	-	Secured Promissory Note, dated December 31, 2003, between the Company and Optel Capital, LLC.
10.94(27)	-	Ninth Amended and Restated Security Agreement, dated as of December 31, 2003, between the Company and Optel Capital, LLC., and Optel LLC.
10.95(27)	-	Secured Promissory Note, dated January 14, 2004, between the Company and Optel Capital, LLC.
10.96(27)	-	Tenth Amended and Restated Security Agreement, dated as of January 14, 2004, between the Company and Optel Capital, LLC., and Optel LLC.
10.97(28)	-	Secured Promissory Note, dated February 13, 2004, between the Company and Optel Capital, LLC.
10.98(28)	-	Eleventh Amended and Restated Security Agreement, dated as of February 13, 2004, between the Company and Optel Capital, LLC., and Optel LLC.
10.99+	-	Secured Promissory Note, dated March 12, 2004, between the Company and Optel Capital, LLC.
10.100+	-	Twelfth Amended and Restated Security Agreement, dated as of March 12, 2004, between the Company and Optel Capital, LLC., and Optel LLC.
10.101+	-	Secured Promissory Note, dated March 30, 2004, between the Company and Optel Capital, LLC.
10.102+	-	Thirteenth Amended and Restated Security Agreement, dated as of March 30, 2004, between the Company and Optel Capital, LLC., and Optel LLC.
10.103+	-	Settlement agreement between the Company and Tektronix, Inc. dated __________
10.104+	-	Settlement agreement between the Company and Micron Optics, Inc. dated December 9, 2003.
10.105+	-	Settlement agreement between the Company and Arrow Electronics, Inc. dated January 24,2004.
10.106+	-	Secured Promissory Note, dated June 12, 2003, between the Company and Optel, LLC.
10.107+	-	Ninth Amended and Restated Security Agreement, dated as of June 12, 2003, between the Company and Optel, LLC.
14.1+		Digital Lightwave, Inc. Code of Ethics.
21.1(4)	-	Subsidiaries of the Registrant.
23.1+	-	Consent of PricewaterhouseCoopers LLP.
23.2+	-	Consent of Grant Thornton LLP.
24.1+	-	Power of Attorney (included as part of signature page).
31.1+	-	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	-	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	-	Certification by the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	-	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.
+ Filed with this report.

(1)
Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Registration Statement on Form S-1, File No. 333-09457, declared effective by the Securities and Exchange Commission on February 5, 1997.

(2)	Incorporated by reference to the exhibit filed in connection with the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997.
(3)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(4)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(5)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Form 10-Q for the quarter ended September 30, 1999.
(6)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.
(7)	Incorporated by reference to the similarly described exhibit filed in connection with the Registrant's Proxy Statement filed on February 15, 2001 for the 2001 Special Meeting of Stockholders.
(8)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
(9)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Form 10-Q for the quarter ended March 31, 2001.
(10)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(11)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Form 10-Q for the quarter ended March 31, 2002.
(12)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Form 10-Q for the quarter ended June 30, 2002.
(13)	Incorporated by reference to Appendix B to the registrant’s Proxy Statement file April 22, 2002 for the 2002 Annual Meeting of Stockholders held on May 20, 2002.
(14)	Incorporated by reference to Appendix D to the registrant’s Proxy Statement file April 22, 2002 for the 2002 Annual Meeting of Stockholders held on May 20, 2002.
(15)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Form 10-Q for the quarter ended September 30, 2002.
(16)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on February 28, 2003.
(17)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on April 1, 2003.
(18)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(19)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on May 8, 2003.
(20)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 10-Q for the quarter ended March 31, 2003.
(21)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on June 2, 2003.
(22)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on June 27, 2003.
(23)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on August 8, 2003.
(24)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 10-Q on August 19, 2003.
(25)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 10-Q on November 17, 2003.
(26)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on December 31, 2003.
(27)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on January 28, 2004.
(28)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on February 23, 2004.

(b) Reports on Form 8-K.

Filed December 31, 2003, Optel LLC and Optel Capital note and security interest agreement, discusses working capital constraints, and announces resignation of Board of Directors member Dr. William F. Hamilton.

Filed January 29, 2004, announces settlements with various creditors, discusses restructuring efforts, and Optel LLC and Optel Capital note and security interest agreement.

Filed February 23, 2004, announces settlement with bond company in relation to former employees judgment against Digital, discusses restructuring efforts, and Optel LLC and Optel Capital note and security interest agreement.

Filed March 15, 2004, announces appointment of Jeffrey S. Chisholm to the Board of Directors, and discusses Nasdaq compliance requirements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL LIGHTWAVE, INC.

By: /s/ JAMES GREEN
James Green
President and Chief Executive
Date: April 14, 2004	Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ JAMES GREEN	President and Chief Executive	April 14, 2004

James Green	Officer (Principal Executive
Officer)

/s/ PATRICIA A HAYES	Chief Accounting Officer

Patricia A. Hayes	(Principal Accounting Officer)	April 14, 2004

/s/ BRYAN J. ZWAN

Bryan J. Zwan	Chairman of the Board	April 14, 2004

/s/ JEFFREY S. CHISHOLM

Jeffrey S. Chisholm	Director	April 14, 2004

/s/ GERALD A. FALLON

Gerald A. Fallon	Director	April 14, 2004

/s/ ROBERT F. HUSSEY

Robert F. Hussey	Director	April 14, 2004

/s/ ROBERT MOREYRA

Robert Moreyra	Director	April 14, 2004

Index to Financial Statements

PAGE

Financial Statements
Reports of Independent Certified Public Accountants	36-37
Consolidated Balance Sheets	38
Consolidated Statements of Operations	39
Consolidated Statements of Stockholders' Equity	40
Consolidated Statements of Cash Flows	41
Notes to Consolidated Financial Statements	42-60
Financial Statement Schedule
Schedule II -- Valuation and qualifying accounts	78

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Digital Lightwave, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of Digital Lightwave, Inc. and subsidiaries (a Delaware corporation) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Lightwave, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. We have also audited Schedule II of Digital Lightwave, Inc. and subsidiaries for the years ended December 31, 2003 and 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred net losses of $63.5 million in 2002 and $32.4 million in 2003, as of December 31, 2003 has a working capital deficit of $25.9 million. In addition, the Company is currently in dispute with certain vendors and creditors of the Company. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Tampa, Florida
March 26, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
of Digital Lightwave Inc., and its subsidiaries :

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the result of operations and cash flows of Digital Lightwave, Inc. and its subsidiaries for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2001 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Tampa, Florida
January 29, 2002

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$312	$612
Restricted cash and cash equivalents	1,994	2,405
Short-term investments		1,527
Accounts receivable, less reserve for uncollectible accounts of $531and
$2,394 in 2003 and 2002, respectively	1,204	4,423
Notes receivable	366	1,166
Inventories, net	8,268	14,790
Prepaid expenses and other current assets	473	3,910

Total current assets	12,617	28,833
Property and equipment, net	4,247	10,993
Other assets	1,060	2,572

Total assets	$17,924	$42,398

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$5,123	$12,564
Current portion of capital leases payable		12,675
Accrued litigation charge	14,203	5,612
Notes payable to related party	13,635
Notes payable	5,586

Total current liabilities	38,547	30,851
Other long-term liabilities	517	783

Total liabilities	39,064	31,634

Stockholders' equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000
shares; no shares issued or outstanding	-	-
Common stock, $.0001 par value; authorized 200,000,000
shares; issued and outstanding 31,591,890 and
31,406,365 shares in 2003 and 2002, respectively	3	3
Additional paid-in capital	81,261	80,855
Accumulated deficit	(102,404)	(69,988)
Accumulated other comprehensive loss	-	(106)

Total stockholders' equity (deficit)	(21,140)	10,764

Total liabilities and stockholders' equity (deficit)	$17,924	$42,398

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per-share data)

	For the Years Ended December 31,

	2003	2002	2001

Net sales	$7,514	$17,823	$82,780
Cost of goods sold	13,216	26,780	31,610

Gross profit (loss)	(5,702)	(8,957)	51,170

Operating expenses:
Engineering and development	7,865	14,798	14,985
Sales and marketing	9,451	12,756	22,261
General and administrative	7,527	7,904	8,063
Restructuring charge	744	1,646	500
Litigation charge		1,512	4,100
Impairment of property and equipment	3,302	15,945	-

Total operating expenses	28,889	54,561	49,909

Operating income (loss)	(34,591)	(63,518)	1,261

Other income (expense):
Interest income	71	674	1,592
Interest expense	(2,163)	(555)	(56)
Other income (expense), net	4,267	(141)	9

Total other income (expense)	2,175	(22)	1,545

Income (loss) before income taxes	(32,416)	(63,540)	2,806
Provision for income taxes	-	-	-

Net income (loss)	$(32,416)	$(63,540)	$2,806
Per share of common stock:
Basic net income (loss) per share	$(1.03)	$(2.03)	$0.09

Diluted net income (loss) per share	$(1.03)	$(2.03)	$0.09

Weighted average common shares outstanding	31,489,642	31,361,412	30,927,386

Weighted average common and common equivalent shares outstanding	31,489,642	31,361,412	32,109,888

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For The Years Ended December 31, 2003, 2002, and 2001
(In thousands, except share data)

	Common Stock
			Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Income (Loss)	Total

Balance December 31,2000	30,476,211	$3	$76,620	$(9,254)	-	-	$67,369
Issuance of common stock	793,512	-	3,891	-	-	-	3,891
Net income	-	-	-	2,806	-	-	2,806

Balance December 31,2001	31,269,723	3	80,511	(6,448)	-	-	74,066
Comprehensive loss:
Net loss	-	-	-	(63,540)	-	$(63,540)	(63,540)
Foreign currency translation	-	-	-	-	(25)	(25)	(25)
Net unrealized loss in available for
sale securities	-	-	-	-	(81)	(81)	(81)

Comprehensive loss						$(63,646)

Issuance of common stock	136,642	-	344	-	-		344

Balance December 31,2002	31,406,365	3	80,855	(69,988)	(106)		10,764
Comprehensive loss:
Net loss	-	-	-	(32,416)	-	(32,416)	(32,416)
Recognition of foreign currency
translation	-	-	-	-	25	25	25
Adjustment for realized loss in
available for sale securities	-	-	-	-	81	81	81

Comprehensive loss						$(32,310)

Issuance of common stock	185,525	-	205	-	-		205
Issuance of stock options for services	-	-	201	-	-		201

Balance December 31,2003	31,591,890	$3	$81,261	$(102,404)	$-		$(21,140)

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the years Ended December 31,

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(32,416)	$(63,540)	$2,806
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	3,642	4,612	3,399
Loss on disposal of property and equipment	217	110	38
Provision for uncollectible accounts	(444)	1,154	5,971
Provision for excess and obsolete inventory	4,022	12,704	5,167
Write-off of inventory claims for inventory held at Jabil	3,968	-	-
Impairment of property and equipment	3,302	15,945	-
Restructuring charges	744	1,646	500
Settlement of accounts payable and accrued litigation	(4849)	-	-
Compensation expense for stock option grants	201	-	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	3,389	2,061	11,655
(Increase) decrease in inventories	2,081	(12,994)	(9,380)
(Increase) decrease in prepaid expenses and other assets	(664)	(3,156)	89
Increase (decrease) in accounts payable and accrued expenses	3,819	3,562	(3,583)
Increase (decrease) in accrued litigation charge	(3,379)	1,512	4,100

Net cash (used in) provided by operating activities	(16,367)	(36,384)	20,762

Cash flows from investing activities:
Purchases of short-term investments	-	(152,969)	-
Proceeds from sale of short-term investments	388	118,254	-
Proceeds from the maturity of short-term investments	1,139	33,107	-
(Increase) decrease in restricted cash and cash equivalents	412	(2,405)	-
Cash paid for acquisitions	-	(11,000)	-
Purchases of property and equipment	(313)	(4,591)	(3,259)
Issuance of notes receivables	-	(992)	-
Repayment of notes receivable	800	25	(200)

Net cash provided by (used in) investing activities	2,426	(20,571)	(3,459)

Cash flows from financing activities:
Proceeds from notes payable - related party	14,597	-	-
Proceeds from notes payable	-	811	-
Principal payments on notes payable - related party	(962)	-	-
Principal payments on notes payable		(759)	-
Proceeds from sale of common stock, net of expense	205	344	3,891
Payments received from lease receivables	-	-	37
Proceeds from sales-leasebacks	-	6,934	-
Principal payments on capital lease obligations	(199)	(782)	(668)

Net cash provided by financing activities	13,641	6,548	3,260

Net (decrease) increase in cash and cash equivalents	(300)	(50,407)	20,563
Effect of translation adjustment	-	(25)	-
Cash and cash equivalents at beginning of period	612	51,044	30,481

Cash and cash equivalents at end of period	$312	$612	$51,044

Other supplemental disclosures:
Cash paid for interest	$100	$253	$56
Inventory transferred to fixed assets	-	$2,422	$751
Capital lease obligations incurred	-	$13,041	$358
Non - cash transactions:

The Jabil settlement in the second quarter of 2003 resulted in a $1.1 million increase to prepaid assets for future inventory purchases, a reduction of $4.5 million in accounts payable, and a $5.6 million increase in notes payable. As a result of the Manufacturing Services Agreement entered into with Jabil on December 5, 2003, approximately $4.0 million of prepaid assets were written off in the fourth quarter of 2003.

As a result of the on - going litigation with CIT Technologies Corporation, the Company returned leased equipment with a net book value of approximately $.7 million to CIT and reclassed $14.3 million from capital leases payable and accounts payable to accrued litigation charge.

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

Operational Matters

As of December 31, 2003, the Company’s unrestricted cash and cash equivalents and short-term investments were $.3 million, a decrease of $1.8 million from December 31, 2002. As of December 31, 2003, the Company’s working capital deficit was $25.9 million as compared to a working capital deficit of $2.0 million at December 31, 2002. During 2003, the Company reported net loss of $32.4 million and cash flows used by operations of $16.4 million. In 2002, the Company reported net loss of $63.5 million and cash flows used in operations of $36.4 million. The Company had an accumulated deficit of $102.4 million at December 31, 2003.

Beginning in the third quarter of 2001 and continuing through December 31, 2003, the Company has experienced combined net losses of $115.4 million. The Company expects to continue to incur operating losses through at least the first half of 2004. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues. As further discussed below, the Company’s ability to maintain sufficient liquidity in the future is dependent on raising additional capital, resolving outstanding legal actions brought against us, successfully negotiating extended payment terms with certain vendors and other creditors, maintaining tight controls over spending, successfully achieving product release schedules and attaining forecasted sales objectives.

The Company has insufficient short-term resources for the payment of its current liabilities. Various creditors have contacted the Company in order to demand payment for outstanding liabilities owed to them and two creditors, CIT Technologies Corporation and Jabil Circuit, Inc., have commenced legal proceedings against the Company seeking approximately $23.0 million in damages. The Company is in active discussions with its significant creditors in order to restructure its outstanding liabilities. In order to alleviate the Company’s working capital shortfall, it is attempting to raise additional debt and/or equity financing. Optel Capital, LLC, an entity controlled by the company's principal stockholder and chairman of the board of directors, Dr. Bryan J. Zwan, has notified the Company that it intends to continue to consider the Company's requests for funding and to make advances to the Company during the second quarter of 2004 on terms substantially similar to the loans made by Optel Capital, LLC, to the Company during the past six months.

The Company’s ability to meet cash requirements over the next twelve months is dependent on its ability to raise additional capital from Optel or raise additional capital from other sources, resolve outstanding legal actions brought against it, successfully negotiate extended payment terms with certain vendors and attain forecasted sales objectives. If the Company is unable to secure adequate financing on terms acceptable to the Company, is unable to successfully renegotiate trade payables, or is unable to resolve outstanding legal actions brought against it, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term.

Although the Company is working to raise additional capital, the Company cannot provide assurance that these efforts will be successful and that the Company will achieve profitability or, if the Company achieves profitability, that it will be sustainable, or that it will continue as a going concern.

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

On November 5, 2002, the Company acquired certain assets of the Optical Test System (OTS) product line of Tektronix which included related inventory and equipment, and assumed certain liabilities associated with the OTS line, in exchange for $10 million in cash. In connection with the acquisition agreement, the Company entered into (i) a license agreement with Tektronix pursuant to which Tektronix licensed certain intellectual property to the Company related to the OTS line, and (ii) a services agreement with Tektronix pursuant to which Tektronix shall perform certain manufacturing services for the Company related to the OTS line and the Company assumed certain warranty obligations of Tektronix related to the OTS line. Revenues for the OTS line have been minimal and, since the acquisition, the Company has terminated all but seven former employees of Tektronix, hired in connection with the acquisition. There can be no assurance that the Company will have the resources or personnel necessary to generate revenues from this product line.

The cost to acquire these assets was allocated to the assets acquired according to estimated fair values. During the first quarter of 2003, the Company recorded a non-cash impairment charge of approximately $3.3 million associated with the OTS product line. Additionally, during the second quarter of 2003, the Company recorded a $3.4 million provision for excess and obsolete inventory associated with these product lines which is included within cost of goods sold.

Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Short-Term Investments

The Company’s short-term investments consist of highly liquid debt instruments with strong credit ratings and remaining maturities of less than one year. Commercial paper investments with a maturity greater than three months, but less than one year at the time of purchase are considered to be short-term investments. The Company classifies its existing short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115 "Accounting For Certain Investments In-Debt And Equity Securities." These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). Gains or losses on securities sold are recorded as other income (loss) in the consolidated statement of operations based on the specific identification method.

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

Intangible Assets

Included in other assets at December 31, 2003 are certain intangible assets including trademarks, patents, and acquired intangible assets. Intangible assets are amortized over their estimated useful lives ranging from 5 to 10 years. See Note 7 – Other Assets.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company’s impairment analysis as of December 31, 2002, calculated in accordance with the guidelines set forth in SFAS 144, indicated future cash flows from the Company’s operations were insufficient to cover the carrying value of the Company’s long-lived assets. Therefore, the Company calculated an impairment using the probability-weighted approach with an average life of 5 years, and a risk-free rate of interest of 4.5%.   As a result, in the fourth quarter of 2002, the Company recorded a non-cash impairment charge of $15.9 million on its property and equipment.  During the first quarter of 2003, the Company performed an impairment analysis, calculated in accordance with the guidelines set forth in SFAS 144, that indicated future cash flows from the Company’s OTS product line were insufficient to cover the carrying value of the long-lived assets supporting the OTS product line. Therefore, the Company calculated an impairment using the probability-weighted approach with an average life of 5 years, and a risk-free rate of interest of 4.5%.   As a result, in the first quarter of 2003, the Company recorded a non-cash impairment charge of $3.3 million on its intangible assets and property and equipment. No additional impairment charges were recorded in 2003.

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

The reconciliation of the warranty reserve is as follows:

	For the year ending
	December 31,
	(in thousands)
	2003	2002

Beginning balance	$1,192	$1,550
Adjustment to warranty provision	(198)	175
Warranty costs	(316)	(533)

Ending balance	$678	$1,192

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

At the time of the transaction, the Company assesses whether the price associated with its revenue transactions is fixed and determinable and whether or not collection is reasonably assured. The Company assesses whether the price is fixed and determinable based on the payment terms associated with the transaction. Standard payment terms for domestic customers are 30 days from the invoice date. Distributor contracts provide standard payment terms of 60 days from the invoice date. Generally, the Company does not offer extended payment terms.

The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. Collateral is not requested from customers. If it is determined that collection of an account receivable is not reasonably assured at the time of the sale, the amount of the account receivable is deferred and revenue recognized at the time collection becomes reasonably assured.

Most sales arrangements do not generally include acceptance clauses. However, if a sales arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Reserve For Uncollectible Accounts

The Company estimates the collectibility of its accounts receivable. The Company considers many factors when making its estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts.

Trade-In Revenue

For the years ended December 31, 2003 and 2002, the Company recorded approximately $.6 million and $2.7 million, respectively, in revenue from transactions that included a trade-in component. Revenue for transactions that included a trade-in component were not significant for the year ended December 31, 2001.

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

Computation of Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding during the periods presented. For the year ended December 31, 2003, diluted loss per share, which includes the effect of incremental shares from common stock equivalents using the treasury stock method, is not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 31,488 at December 31, 2003. The table below presents the basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

	For The Year Ended December 31,

	2003	2002	2001

Basic:
Weighted average common shares outstanding	31,489,642	31,361,412	30,927,386

Total basic	31,489,642	31,361,412	30,927,386
Diluted:
Incremental shares for common stock equivalents	-	-	1,182,502

Total dilutive	31,489,642	31,361,412	32,109,888

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. As of December 31, 2003, 2002, and 2001, substantially all of the Company's cash balances were deposited with high quality financial institutions. The Company’s short-term investments consist of highly liquid debt instruments with strong credit ratings and remaining maturities of less than one year. During the normal course of business, the Company extends credit to customers conducting business primarily in the telecommunications industry both within the United States and internationally.

For the year ended December 31, 2003, the Company’s two largest customers accounted for approximately 27% of total net sales.  For the years ended December 31, 2002 and 2001, the Company’s largest customer accounted for approximately 10%, and 12% of total sales, respectively.  No other customers accounted for sales of 10% or more during those years.

The Company sells its products in both domestic and international markets. Domestic sales represented approximately 75%, 66%, and 80% of annual net sales for the years ending December 31, 2003, 2002 and 2001, respectively. International sales represented approximately 25%, 34%, and 20% of annual net sales for the years ending December 31, 2003, 2002, and 2001, respectively.

Fair Value of Financial Instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, and capital leases payable approximate fair market value based on their short-term nature.

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

Stock Based Compensation

At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 14 – "Common Stock and Stock Options". The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For the year ended December 31, 2003, approximately $201,000 of stock-based employee compensation cost is reflected in operating expenses. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001

	( in thousands)

Net income (loss), as reported	$(32,416)	$(63,540)	$2,806
Add: Stock-based employee
compensation included in
reported net income, net of
related tax effects	201
Deduct: Total stock - based
employee compensation
expense determined under
fair value based method for
all awards	(3,912)	(15,913)	(16,602)

Pro forma net income (loss)	$(36,127)	$(79,453)	$(13,796)

Earnings (loss) per share:
Basic-as reported	$(1.03)	$(2.03)	$0.09

Basic- pro-forma	(1.15)	$(2.53)	$(0.45)

Diluted-as reported	$(1.03)	$(2.03)	$0.09

Diluted-proforma	$(1.15)	$(2.53)	$(0.43)

Segment Reporting

As of December 31, 2003, the Company was not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operated in one operating segment and reported only certain enterprise-wide disclosures.

New Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement 148 (SFAS 148), Accounting for Stock-Based Compensation — Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement was effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS 148 in the accompanying financial statements.

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

– An unconditional redemption obligation at a specified or determinable date, or upon an event that is certain to occur;

–  An obligation to repurchase shares, or indexed to such obligation, which may require physical share or net cash settlement;

–  An unconditional, or for new issuances conditional, obligation that may be settled by issuing a variable number of equity shares if either (a) a fixed monetary amount is known at inception, (b) the variability is indexed to something other than the fair value of the issuer’s equity shares, or (c) the variability moves inversely to changes in the fair value of the issuer’s shares.

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

In January 2003, FASB Interpretation 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 ("FIN 46") was issued . This Interpretation clarifies the application of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interests. All enterprises with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.

In December 2003, a revision to FIN 46 ("FIN 46R") was published to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Under FIN 46R, a legal entity is considered a variable interest entity or "VIE", with some exceptions if specific criteria are met, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if the reporting entity is not obligated to consolidate the VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. The effective date of the interpretation was modified under FIN 46R. A reporting entity is required to apply the provisions of FIN 46R to all VIEs that previously were subject to certain previously issued special purpose entity, or SPE, accounting pronouncements for all reporting periods ending after December 14, 2003. For all other VIEs, a reporting entity is required to adopt the provisions of FIN46R for all reporting periods after May 15, 2004. The Company does not believe it has ownership in any variable interest entities as of December 31, 2003. The Company will apply the consolidation or disclosure requirements of this interpretation in future periods if it should own any interest deemed to be a variable interest entity.

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

Reclassifications

Certain prior year amounts relating primarily to inventories, accrued liabilities and long-term liabilities have been reclassified to conform with the 2003 presentation.

2. NOTES RECEIVABLE

Notes receivable at December 31, 2003 and 2002 are summarized as follows:

	2003	2002

	(In thousands)
Trendium bridge loan		$800
Officer note	366	366

	$366	$1,166

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

The officer note is more fully described in Note 13 - "Related Party Transactions".

3. INVENTORIES

Inventories at December 31, 2003 and 2002 are summarized as follows:

	2003	2002

	(In thousands)
Raw materials	$4,925	$4,596
Work-in-process	72	246
Finished goods	3,271	9,948

	$8,268	$14,790

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

On February 27, 2003 Jabil terminated the manufacturing service agreement and on March 19, 2003 commenced an arbitration proceeding seeking damages in excess of $6.8 million. See Note 17 – Legal Proceedings. On December 5, 2003, the Company entered into a manufacturing services letter agreement with Jabil specifying the terms under which Jabil would provide the Company with certain manufacturing services. The manufacturing services letter agreement expired on December 30, 2003, and the term of such letter agreement was extended through March 31, 2004.

There can be no assurance that the Company will be able to successfully negotiate a new agreement for the manufacture of its products or that the Company has adequate inventory on hand to fulfill sales orders until such time as the Company extends the current manufacturing services letter agreement with Jabil or enters into a substitute manufacturing agreement. Failure to extend the current manufacturing agreement or enter into a substitute manufacturing agreement in a timely fashion could interrupt the Company’s operations and adversely impact its ability to manufacture its products.

As of December 31, 2003 and 2002 inventories included approximately $1.7 million, and $2.2 million of trade-in products, respectively.

In 2003 and 2002, the Company recorded provisions for excess and obsolete inventory totaling $4.0 million and $12.7 million, respectively (principally in the second and fourth quarters of both 2003 and 2002). When evaluating the adequacy of the reserve for excess and obsolete inventory the Company analyzes current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of products. The Company believes the reserve for excess and obsolete inventory as of December 31, 2003 is adequate.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2003 and 2002 are summarized as follows:

	2003	2002

	(In thousands)
Vendor credits	$-	$1,820
Deposits	103	751
Prepaid other	137	615
Prepaid insurance	71	346
Prepaid maintenance	83	76
Interest receivable	36	146
Prepaid taxes	43	156

	$473	$3,910

The vendor credits represent credits received by the Company from Arrow Electronics in exchange for certain inventory components. On January 24, 2004, the Company and Arrow entered into a settlement agreement with respect to the outstanding liabilities owed by the Company to Arrow. As a result, these credits were offset against accounts payable at December 31, 2003. For further discussion refer to Note 17 – "Legal Proceedings".

The deposits represent funds placed with vendors to ensure the availability of future inventory purchases.

Prepaid other represents various marketing and administration needs of the Company that require cash payments upfront.

5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002 are summarized as follows:

	2003	2002

	(in thousands)
Demonstration and loaner units	$6,231	$16,705
Test equipment	7,772	8,208
Computer equipment and software	4,491	4,473
Tooling	1,028	1,028
Tradeshow fixtures and equipment	359	359
Office furniture, fixtures and equipment	2,474	2,707
Leasehold improvements	2,379	3,265

	24,734	36,745
Less: accumulated depreciation and
impairment of property and equipment	(20,487)	(25,752)

	$4,247	$10,993

Depreciation and amortization expense was approximately $3.2 million, $4.6 million, and $3.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Equipment under capital lease and related accumulated amortization, included above at December 31, 2003 and 2002 are summarized as follows:

	2003	2002

	(in thousands)
Test equipment		$1,163
Demonstration equipment		10,402
Computer equipment and software		29

	-	11,594
Less accumulated depreciation		(1,689)

	$-	$9,905

In 2002, the Company entered into two sales-leaseback transactions in which the Company received $2.6 million and $4.3 million. The principal payments under the leases are $3.4 million over 36 months and $4.4 million over 24 months. In 2002, the assets were classified as demonstration equipment in property and equipment and were being amortized over the life of the leases. The Company recorded deferred gains on these transactions of $1.2 million and $1.8 million which were recorded as offsets against demonstration equipment and were being amortized over the life of the leases as an offset against amortization expense.

The Company also entered into two capital leases in 2002 for demonstration equipment with values of $1.4 million and $2.8 million. The principal payments under the leases are $1.4 million over 36 months and $2.8 million over 24 months. This leased equipment is amortized over the life of the leases. The units leased are recorded in property and equipment as demonstration equipment.

The leasing company has commenced litigation in connection with the non-payment of rent under these leases. As a result of these legal proceedings, the equipment under lease was required to be returned to the leasing company and the assets returned were removed from the Company’s books in the fourth quarter of 2003. See Note 17 – "Legal Proceedings".

The Company recorded charges for the impairment of property and equipment of $2.1 million and $15.9 million during 2003 and 2002, respectively. See Note 1 – "Summary of Significant Accounting Policies".

6. INVESTMENTS

During 2002 and into January 2003, our investment portfolio consisted of municipal bonds, corporate bonds, commercial paper, and money market funds were subject to market risk due to changes in interest rates. We placed our investments with high credit quality issuers and, by policy, limited the amount of credit exposure to any one issuer.

In accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," and based on our intentions regarding these instruments, we classified all investments as available-for-sale. Investments are included in short-term investments in the accompanying consolidated balance sheets and all unrealized holding gains (losses) are reflected in stockholders’ equity. We periodically evaluated our investments to determine if impairment charges are warranted.

In January 2003, our short-term investments either matured or were sold. We had no short-term investments at December 31, 2003. The net carrying value of our investments reflected in cash and cash equivalents, short-term investments and restricted cash and cash equivalents on the consolidated balance sheet at December 31, 2002 was $4.2 million and the unrealized losses reflected in stockholders’ equity at December 31, 2002 was approximately $0.1 million.

7. OTHER ASSETS

Other assets at December 31, 2003 and 2002 are summarized as follows:

	2003	2002

	(In thousands)
Acquired intangible assets	$2,411	$2,411
Trademarks	127	110
Patents	148	120
Other		-
Accumulated amortization and impairment of intangible assets	(1,626)	(69)

	$1,060	$2,572

Amortization expense for the year ended December 31, 2003 totaled $4 million. As more fully discussed in Note 1 – "Summary of Significant Accounting Policies", the Company acquired certain intangible assets in connection with its purchase from Tektronix during 2002. The Company recorded charges for the impairment of the acquired intangible assets totaling $1.2 million during 2003. See Note 1 – "Summary of Significant Accounting Policies".

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2003 and 2002 are summarized as follows:

	2003	2002

	(in thousands)
Accounts payable	$2,056	$9,141
Interest payable	741	-
Current portion of accrued warranty	472	761
Employee related accruals	311	642
Accrued returns and allowances	318	592
Accrued restructuring charges	20	494
Sales tax accruals	452	433
Accrued expenses and other	556	330
Deferred revenue	133	129
Sales commissions	64	42

	$5,123	$12,564

9. INCOME TAXES

The provision for income taxes for the years ending December 31, 2003, 2002 and 2001 are summarized as follows:

	2003	2002	2001

	(in thousands)
Current:
Federal	$-	$-	$965
State	-	-	157

Sub-total	-	-	1,122

Deferred:
Federal	-	-	(965)
State	-	-	(157)

Sub-total	-	-	(1,122)

Total	$-	$-	$-

The tax effected amounts of temporary differences at December 31, 2003 and 2002 are summarized as follows:

	2003	2002

	(in thousands)
Current:
Deferred tax asset:
Deferred compensation	$28	$46
Accrued liabilities	6,295	3,407
Other	10,198	11,385
Valuation allowance	(16,521)	(14,838)

Total current deferred tax asset	-	-

Net current deferred tax asset	-	-

Non-current:
Deferred tax asset:
Net operating loss carry forward	118,729	108,479
Research and experimentation credit	4,140	4,140
Valuation allowance	(122,756)	(112,286)

Total non-current deferred tax asset	113	333

Deferred tax liability:
Fixed assets	(113)	(333)

Total non-current deferred tax liability	(113)	(333)

Net deferred tax asset	$-	$-

A full valuation allowance has been recorded at December 31, 2003 and 2002 with respect to the deferred tax assets since the Company believes that it is more likely than not that future tax benefits will not be realized as a result of current and future income. Factors considered in determining that a full valuation allowance was necessary include the Company’s history of large operating losses and uncertainty as to whether the Company would be able to sustain long-term profitability.

The Company has a valuation allowance of approximately $139.3 million and $127.1 million as of December 31, 2003 and 2002, respectively.

As of December 31, 2003, the Company had net operating loss carry forwards of approximately $315.0 million for tax purposes. Due to certain change of ownership requirements of Section 382 of the Internal Revenue Code ("IRC"), utilization of the Company's net operating losses incurred prior to July 1, 1993 is expected to be limited to approximately $7,500 per year. This limitation in conjunction with the expiration period for these pre-July 1, 1993 net operating losses, results in the Company's total net operating losses available being limited to approximately $314.0 million. Loss carryforwards will expire between the years 2007 and 2023.

As of December 31, 2003, the Company also had general business credit carryforwards of approximately $4.1 million that expire between the years 2008 and 2021. These credits are also subject to the Section 382 annual limitation. Approximately $15,000 of these credits are subject to the Section 383 annual limitation.

Following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the consolidated statement of operations.

	For The Year Ended December 31,
	2003	2002	2001

	(in thousands)
Tax provision at U.S. federal income tax rate	$(11,000)	$(21,604)	$954
State income tax provision net of federal	(1,174)	(2,307)	102
Other, net	21	71	66
Valuation allowance increase (decrease)	12,153	23,840	(1,122)

Provision for income taxes	$-	$-	$-

The valuation allowance change shown in the above 2003 reconciliation is different from the actual change in the valuation allowance due to the tax effects related to the reversal of securities litigation costs which were directly reflected in stockholder’s equity and the reclassification of capital lease obligations to accrued litigation charge. The valuation allowance change shown in the above 2001 reconciliation is different from the actual change in the valuation allowance due to the tax benefits related to the exercise of non-qualified stock options and securities litigation costs which are directly reflected in stockholders' equity. For the years ended December 31, 2003, 2002 and 2001, the income tax benefit of $30,000, $300,000, and $9.7 million, respectively, would have been allocated to additional paid-in capital for the tax benefits associated with the exercise of non-qualified stock options. For the year ended December 31, 2001 the income tax benefit associated with the securities litigation costs of $47.7 million would have been allocated to additional paid-in capital. These amounts have not been recognized due to the full valuation allowance against deferred tax assets.

In January 2002, the Company received a ruling from the Internal Revenue Service regarding an additional deduction related to securities litigation costs. This ruling resulted in a $127.0 million increase to the Company’s net operating loss carryforward that has been referenced in the above amounts. The tax benefit of this additional net operating loss has not been realized due to the full valuation allowance against the deferred tax assets. This deduction will be reported directly as an increase in additional paid-in capital and will not be recorded in the Company’s Consolidated Statement of Operations when the tax benefit is realized.

10. NOTES PAYABLE, LINE OF CREDIT AND LETTER OF CREDIT

Beginning in fiscal year 2003 the Company has borrowed approximately $14.6 million from Optel, LLC and Optel Capital, LLC, entities controlled by the Company’s majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan (collectively "Optel") pursuant to several secured promissory notes (the "Optel Notes") of which approximately $13.6 million is currently outstanding as of December 31, 2003. All of the Optel Notes bear interest at an annual rate of 10%, are secured by a first priority interest in substantially all of the assets of the Company pursuant to a security agreement and may be prepaid at any time. For further discussion of these transactions, see Note 13 – "Related Party Transactions". Subsequent to December 31, 2003, the Company has borrowed an additional $1.965 million from Optel.

On May 21, 2003 (but effective as of May 1, 2003), the Company and Jabil entered into a forbearance agreement (the "Jabil Forbearance Agreement") relating to Jabil’s claims against the Company relating to the manufacturing services agreement. As part of the terms of the Jabil Forbearance Agreement, the Company delivered to Jabil two promissory notes; one in the original principal amount of approximately $2.84 million (the "First Note"), and another in the original principal amount of approximately $2.74 million (the "Second Note" and, together with the First Note, the "Notes"). The Notes carry an interest rate of 6% and mature on October 1, 2004. The First Note required monthly payments to be made beginning September 1, 2003. The Second Note required a balloon payment of principal and accrued interest on October 1, 2004. The Company has defaulted on the Notes and on October 7, 2003, Jabil filed suit against the Company. For further discussion see Note 17 – "Legal Proceedings".

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

At December 31, 2003, there were approximately $1.4 million of letters of credit outstanding under this facility collateralized by approximately $1.4 million of the Company’s cash and cash equivalents which were classified as restricted at December 31, 2003. At December 31, 2002, there were approximately $2.1 million of letters of credit outstanding under this facility collateralized by approximately $2.4 million of the Company’s cash and cash equivalents which were classified as restricted at December 31, 2002. The Company currently has no additional borrowing capacity under this facility.

11. LEASES

The Company is obligated under various non-cancelable leases primarily for office space. Future minimum lease commitments under operating leases were as follows as of December 31, 2003:
OPERATING
LEASES
(in thousands)
2004	$1,841
2005	1,854
2006	1,901
2007	1,947
2008	1,830
Thereafter	-

$9,373

As of December 31, 2003, the Company is currently involved in litigation with the lessor of equipment previously classified as capital leases. As a result of these legal proceedings, the equipment under lease was required to be returned to the leasing company and a liability of approximately $13.6 million was classified as accrued litigation settlement as of December 31, 2003. See Note 17 – "Legal Proceedings".

Total rent expense was approximately $2.5 million, $2.0 million and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

12. COMMITMENTS

At December 31, 2003, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $.1million. The majority of the quantities under order are deliverable upon demand by the Company or within thirty (30) days upon written notice of either party.

The Company indemnifies its officers and directors against costs and expenses related to shareholder and other claims which are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the minimum potential future payments, nor are there any resource provisions or collateral that may offset the cost. As of December 31, 2003, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

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

In April 2002, Mr. Green borrowed an additional $175,000 from the Company. On April 12, 2002, this borrowing was combined with the previous note of $200,000 plus accrued interest of approximately $16,000 into one note with a principal balance of approximately $391,000, which is classified in notes receivable. This note accrues interest at 8.0% with the principal and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of the officer’s stock holdings or on the date of termination of the officer’s employment with the Company. This note is collateralized by the chief executive officer’s stock holdings in the Company, future cash bonuses which may become payable and a second lien on the officer’s residence. As of December 31, 2003, the outstanding balance was approximately $366,000 excluding accrued interest of approximately $31,000.

Effective August 1, 2003, $50,000 a year of Mr. Green’s annual salary is being used to repay the note discussed above. This repayment is deducted proportionally each pay period. The repayments are first being applied to accrued interest.

On January 23, 2003, Robert Hussey, a director of the Company, was appointed Strategic Restructuring Advisor, effective as of December 1, 2002. Mr. Hussey was granted an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.28 per share, which was the market price on the date of the grant. The option vests ratably on annual basis over a three-year period. In addition, Mr. Hussey will receive a monthly service fee for a minimum of twelve (12) months. For the period December 2002 through December 31, 2003, Mr. Hussey has received $182,500. As of December 2003, Mr. Hussey no longer receives a monthly service fee.

Beginning in fiscal year 2003 and through December 31, 2003, the Company has borrowed approximately $14.6 million from Optel, LLC and Optel Capital, LLC, entities controlled by the Company’s majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan (collectively "Optel") pursuant to several secured promissory notes (the "Optel Notes"). All of the Optel Notes bear interest at an annual rate of 10%, mature on July 31, 2004, unless specified events occur accelerating their maturity, are secured by a first priority interest in substantially all of the assets of the Company pursuant to a security agreement and may be prepaid at any time. Subsequent to December 31, 2003, the Company has borrowed an additional $1.95 million, subject to the same terms. The following table shows the dates and principal amounts of each Optel Note.

Date	Principal Amount of Note

February 14, 2003	$ 800,000
February 26, 2003	650,000
February 28, 2003(1)	961,710
March 28, 2003	450,000
April 2, 2003	60,000
April 29, 2003	500,000
May 14, 2003	400,000
May 19, 2003	620,000
May 29, 2003	520,000
June 12, 2003	500,000
June 26, 2003	2,000,000
July 14, 2003	500,000
July 22, 2003	1,000,000
July 29, 2003	500,000
August 14, 2003	1,000,000
September 11,2003	350,000
November 13, 2003	500,000
November 24, 2003	900,000
December 10, 2003	240,000
December 12, 2003	480,000
December 19, 2003	500,000
December 30, 2003	165,000
December 31, 2003	1,000,000
January 14, 2004	300,000
February 13, 2004	665,000
March 12, 2004	350,000
March 30, 2004	650,000
____________
(1) On March 5, 2003, the Company repaid the entire balance due under this note.

Optel has notified the Company that it intends to consider the Company's requests for further funding and to make advances to the Company; however, the Company has not received a commitment from Optel specifying the amount of funds that Optel is willing to provide to the Company.

In April 2003, prior to Robert Moreyra's appointment to the Board, Atlantic American Capital Advisors, LLC ("AACA"), a company of which Mr. Moreyra is Senior Managing Director, received compensation from the Company in the amount of $12,500 for certain services performed for the Company in connection with the Company's negotiations with its creditors. The Company has no ongoing arrangements with AACA and does not intend to make any further payments to AACA.

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

Transactions related to the 2001 and 1996 Option Plans are summarized as follows:

		Weighted
		Average
	Shares	Option Price

Outstanding at 1/1/01	2,736,804	$22.78
Granted	2,026,237	$26.18
Exercised	(754,581)	$4.51
Forfeited	(882,259)	$32.48

Outstanding at 12/31/01	3,126,201	$26.66
Granted	6,305,700	$1.73
Exercised	(78,566)	$2.83
Forfeited	(1,545,482)	$18.62

Outstanding at 12/31/02	7,807,853	$8.32
Granted	410,385	$1.83
Exercised	(109,881)	$1.20
Forfeited	(4,125,872)	$6.29

Outstanding at 12/31/03	3,982,535

The following table summarizes information about stock options outstanding to employees and directors at December 31, 2003:

	Number	Outstanding	Outstanding	Number	Exercisable
	Outstanding	Weighted	Weighted	Exercisable	Weighted
	At	Average	Average	At	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Range of Exercise Price	2003	Life	Price	2003	Price

$ 0.7800 - 1.4200	2,294,832	4.71	$1.349	894,323	1.383
$ 1.5200 - 5.8750	504,527	3.83	$2.740	202,660	$2.798
$ 6.8100 - 9.2200	323,070	3.18	$7.108	212,270	$7.248
$ 9.7600 - 19.4375	55,640	3.72	$11.996	28,973	$12.694
$21.0625 - 27.75	581,515	3.19	$25.292	348,716	$25.465
$45.50 - 113.8125	222,901	2.50	$78.429	222,380	$78.504

	3,982,485			1,909,322

Generally, options issued vest in one-third annual increments or quarterly over a three-year period, with the exception of certain option agreements that provide for various vesting schedules throughout the same three-year vesting period or options allowing vesting acceleration based on certain performance milestones. If the performance milestones are not met, the options vest 5 1/2 years after issue. Option agreements generally expire six years from date of issue if not exercised. Unvested options are generally forfeited upon termination of employment with the Company. Generally, vested shares must be exercised within sixty days of termination or be forfeited. Total shares exercisable were 1,909,322, and 1,530,507, and 809,984 as of December 31, 2003, 2002, and 2001 respectively.

The pro forma amounts presented in Note 1 – "Summary of Significant Accounting Policies", were determined using the Black-Scholes valuation model with the following key assumptions: (i) a discount rate of 2.44%, 3.20%,and 4.68%, for the years ending December 31, 2003, 2002 and 2001, respectively; (ii) a volatility factor based upon averaging the week ending price for Digital Lightwave and comparable public companies for periods matching the terms of the options granted; (iii) an average expected option life of 4.00 years for 2003 and 2002, and 4.19 years for 2001; and (iv) no payment of dividends.

Employee Stock Purchase Plan

The Company's 1997 Employee Stock Purchase Plan provides employees with the opportunity to purchase shares of the Company's Common Stock. An aggregate of 300,000 shares of the Company's Common Stock was reserved for issuance under the Plan. On May 20, 2002 the shareholders of the Company approved an amendment to the Employee Stock Purchase Plan that increased the number of shares of Common Stock authorized for issuance there under by an additional 300,000 shares. At December 31, 2003 a total of 348,431 shares had been purchased by employees participating in the plan at a weighted-average price per share of $5.16

15. DEFINED CONTRIBUTION PLAN

The Company offers a defined contribution plan that qualifies under IRC section 401(k). All full-time employees are eligible to participate in the plan after three months of service with the Company. Employees may contribute up to 15% of their salary to the plan, subject to certain Internal Revenue Service limitations. The Company matches the first 6% of such voluntary contributions at 50% of the amount contributed by the employee. The Company has not made unmatched contributions. For the years ended December 31, 2003, 2002 and 2001, total company contributions to the plan were approximately $127,000, $174,000,and $285,000, respectively.

16. RESTRUCTURING

In January 2002, the board of directors approved cost reduction initiatives aimed at reducing operating costs. These included a reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production for our product lines. All affected employees were terminated in January 2002 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of approximately $1.3 million in the first quarter of 2002. As of December 31, 2003, approximately $55,000 of this charge was payable to a former employee under the terms of the severance agreement. On January 1, 2004, an additional $100,000 of this charge became payable to the former employee. As a result of the Company’s working capital deficit, this $155,000 remains unpaid. The Company is negotiating to settle this outstanding liability which is classified in the financial statements in accounts payable and notes payable at December 31, 2003. All other liabilities associated with this charge have been satisfied and $15,000 of this reserve was reversed in the fourth quarter of 2003.

In November 2002, the board of directors approved a reduction in work force of approximately 42 positions, or approximately 19% of its employment base. The Company recorded a restructuring charge of approximately $0.3 million related to this reduction in the fourth quarter of 2002. All liabilities associated with this charge have been satisfied at amounts approximating the original charge.

In January 2003, the board of directors approved two reductions in workforce totaling an additional 85 positions, or approximately 45% of the Company’s employment base. This included closing the Company’s sales offices in Brazil, Singapore, India and Australia. The Company recorded a restructuring charge of approximately $1.3 million related to the employment reduction. The total costs associated with the restructuring were expected to be paid by July 2003. Approximately $300,000 of previously recorded restructuring charges related to certain executive severance agreements were reversed in the first quarter of 2003 as the timeframe for the reimbursement of these costs expired. In March 2003, the board of directors approved another reduction in workforce of 12 positions and no restructuring charge was taken. In each of April 2003 and June 2003, the board of directors approved further reductions in workforce of 5 positions. As a result of these reductions, the Company recorded a restructuring charge of $80,000 for the second quarter of 2003. In September 2003, 5 positions were eliminated and in October 2003, an additional 7 positions were eliminated.

At December 31, 2003, approximately $32,000 of the January 2003 charge was due and payable to a former employee under the terms of the severance agreement. As a result of the Company’s working capital deficit, this liability remains unpaid. This liability is reflected in accounts payable at December 31, 2003. Currently, the Company is negotiating to settle this liability. With the exception of approximately $20,000, the remaining liabilities associated with the 2003 restructuring charges have been satisfied. As a result approximately $330,000 of the January 2003 restructuring charge was reversed in the fourth quarter of 2003.

Activity associated with the restructuring charges for the years ended December 31, 2003 and 2002, in thousands were as follows:

		Legal	Lease
	Severance	and Other	Payments	Total

January 1, 2002	$79	$87	$118	$284
Additions	1,466	180	-	1,646
Payments	(1,203)	(115)	(118)	(1,436)

December 31, 2002	342	152	-	494
Additions	1,334	53	-	1,387
Payments	(1,661)	(200)		(1,861)

December 31, 2003	15	5	-	20

17. LEGAL PROCEEDINGS

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

On September 8, 2003, Fidelity agreed to a modification of the payment schedule under the Fidelity Settlement Agreement pursuant to which Fidelity agreed to accept the Company’s payment of 5% of the Final Judgment on August 21, 2003 as its third payment and to allow the Company to pay the remaining 10% of the Final Judgment with a 5% payment in September 2003 and a 5% payment in November 2003. The Company was unable to make the payment of 5% of the Final Judgment in September 2003 and requested a further modification to the payment schedule.

On February 20, 2004, the Company and Fidelity agreed upon final settlement arrangements relating to the outstanding liabilities owed by the Company under the Fidelity Settlement Agreement. Pursuant to the settlement, the Company made a cash payment of $230,640.40 in full settlement and satisfaction of all outstanding liabilities owed by the Company under the Fidelity Settlement Agreement, and the Company and Fidelity executed mutual releases. In the event that any action is taken against Fidelity to recover, avoid or set aside any portion of the settlement payment in any bankruptcy proceeding involving or affecting the Company, its advisors, affiliates or subsidiaries, Fidelity’s release may be deemed void and of no further force or effect at the option of Fidelity, and the Company’s release may be deemed void and of no further force or effect in the event that Fidelity exercises such option.

The Company’s financial statements at December 31, 2003 reflect a liability of approximately $230,640 to Fidelity as an accrued litigation charge. The Company recognized a decrease of approximately $2.0 million in the liability as a result of the Fidelity Settlement Agreement.

CIT Technologies Corporation

On April 7, 2003, CIT Technologies Corporation ("CIT"), the Company’s largest creditor, served the Company with a complaint in connection with a lawsuit commenced in the Circuit Court for Pinellas County, Florida. This complaint was filed in connection with the non-payment of monies due for equipment provided under various lease agreements between CIT and the Company. The complaint seeks, among other things, damages in excess of $16.5 million as well as the return of all leased equipment. The Company disputes certain of the amounts claimed by CIT and is proceeding with the defense of its position in court. The Company filed its Amended Answer, Affirmative Defenses, and Counterclaim wherein the Company asserted, among other things, that CIT is violating usury laws in connection with the agreements subject of the suit. The Company is attempting to discuss and resolve its disputes with CIT. A mediation was held on November 3, 2003, but the mediation was unsuccessful. There can be no assurances that the Company will be successful in resolving its disputes with CIT. The state court issued an order directing the clerk of court to enter a writ of replevin in favor of CIT. The writ of replevin entitles CIT to secure possession of the equipment subject of the agreements pending the outcome of the lawsuit. To date the Company has provided CIT approximately 80% of the units under lease with the remaining approximately 20% yet to be provided to CIT. At December 31, 2003, the Company’s financial statements reflected a liability of $13,601,456 as an accrued litigation charge relating to this dispute.

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

In connection with the foregoing, on July 22, 2003, the Company and the Landlord entered into a Settlement and Lease Modification Agreement (the "Lease Modification Agreement"). Under the terms of the Lease Modification Agreement, the Landlord agreed to forebear from pursuing the relief requested in the Lawsuit and the parties agreed to amend the Lease pursuant to the Lease Modification Agreement. Further, under the terms of the Lease Modification Agreement, the Company paid Landlord $421,500 on July 23, 2003, and agreed to pay Landlord as follows: (i) as advance payment of the year 2003 real estate taxes for the Leased Property, the payment of $33,000 per month for the five month period beginning October 1, 2003, and ending on February 29, 2004, to be paid in accordance with the rent payment provisions of the Lease and subject to adjustment for any difference between the estimated and the actual 2003 tax liability; (ii) as partial payment of the rent due for the months between and including August, 2003 and December, 2003, the payment of $75,000, to be paid in accordance with the rent payment provisions of the Lease; and (iii) beginning on January 1, 2004, the full amount of the rent due under the Lease, to be paid in accordance with the rent provisions of the Lease.

In addition, Landlord was entitled to draw on the Letter of Credit for the months between and including August 2003 and December 2003 for the difference between the Company’s rent obligations under the Lease and the Company’s $75,000 payment. Additionally, a default by the Company or Landlord under the Lease Modification Agreement constitutes an Event of Default under the Lease, as such term is defined under the Lease, and except as expressly modified in the Lease Modification Agreement, the Lease shall remain in full force and effect. In connection with the foregoing settlement, Landlord filed a Notice of Voluntary Dismissal Without Prejudice with respect to the Lawsuit.

For August 2003 and September 2003, the Landlord drew down the Letter of Credit in the amount of $143,490 for the difference between the Company’s rent obligations under the Lease and the Company’s $75,000 payment pursuant to the Lease Modification Agreement. Because the Company was unable to make the October rent payment the Landlord drew down the Letter of Credit in the amount of $148,904. In addition, the Landlord drew down the Letter of Credit in the amount of $30,841 upon the failure of the Company to make the advance payment of the year 2003 real estate taxes for the Leased Property. The failure of the Company to make the aforementioned payment constituted an Event of Default under the Lease, entitling the Landlord to exercise its rights there under not withstanding the foregoing, the Company made the November rent payment, and the Landlord has taken no further action under the Lease or the Lease Modification Agreement. The Company is currently unable to make any further payments under the Lease as modified by the Lease Modification Agreement.

Pursuant to the Lease Modification Agreement, on or before November 10, 2003, the Company agreed to provide Landlord with a new letter of credit in the amount of $1,350,000 with an effective date on or before November 20, 2003 (the "New Letter of Credit") to replace the Letter of Credit. In the event that the Company fails to deliver the New Letter of Credit to Landlord as set forth above, the Company shall be deemed to be in default of the Lease and Landlord shall immediately, without notice or opportunity to cure, be entitled to draw the entire amount of the Letter of Credit as security for the Company’s obligations under the Lease. The Company was unable to provide Landlord with the New Letter of Credit on or before November 10, 2003; however, pursuant to a verbal agreement with Landlord, the Letter of Credit was not drawn against and the Company provided the New Letter of Credit on November 19, 2003. Subject to certain conditions, effective November 20, 2006 and November 20, 2007, the amount of the New Letter of Credit may be reduced to $1,150,000 and $1,000,000, respectively.

The rent for December 2003 through February 2004 was paid; however, the Company is currently unable to make any further payments under the Lease as modified by the Lease Modification Agreement (collectively the “Lease Agreement”). As of April 7, 2004, the Company has not paid rent for the months of March 2004 and April 2004, and as a result, the Company is in default under the Lease Agreement.  Under the terms of the Lease Agreement, the landlord has the right to draw down on the New Letter of Credit in the amount then due and payable under the Lease. The Company has received written notification from the Landlord that the Landlord is not presently claiming that the Company has committed an Event of Default under the Lease Agreement.  However, as a result of the Company’s non-payment of rent for March and April, the Landlord has the right, at any time, to declare an Event of Default under the Lease Agreement and exercise any of its rights and remedies thereunder.

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

Each of the Notes bears interest at six percent (6.0%) per year. Under the First Note, the Company was required to make a payment of approximately $253,000 on September 1, 2003, monthly payments of approximately $210,000 on October 1, 2003 and November 1, 2003, and is required to make monthly payments of approximately $210,000 from December 1, 2003, through October 1, 2004. The Second Note does not provide for periodic payments. The Second Note requires the Company to pay all unpaid principal and accrued interest in full on October 1, 2004. As provided for in the Jabil Forbearance Agreement, all payments made by the Company to Jabil for certain existing inventory (as such term is defined in the Jabil Forbearance Agreement) and all proceeds from the sale of such inventory by Jabil to third parties will be credited as payments on the Second Note. Each of the Notes provides for the accelerated payment of all unpaid principal and accrued interest upon the occurrence of certain events described in the Notes.

Pursuant to the forbearance agreement, Jabil agreed to forbear from taking further actions to collect on Jabil’s claim but only so long as the Company complies with all terms, conditions, obligations, and duties provided in the Jabil Forbearance Agreement, the Notes, and each other document or agreement signed in connection with the Jabil Forbearance Agreement. The Company was unable to make the September 1, 2003 payment under the First Note of approximately $253,000, the October 1, 2003 payment under the First Note of approximately $210,000 and the November 1, 2003 payment under the First Note of approximately $210,000. In addition, the Company is currently unable to make any further payments with respect to the First Note. Because the Company has not timely performed its obligations and has defaulted under the Jabil Forbearance Agreement and the Notes, on October 7, 2003, Jabil filed two complaints in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, Case No. 03 9331 DIV 1 and Case No. 03 9332 DIV B with respect to the Notes seeking payment in full of the Notes. The Company did not file a timely response and a default was entered in the above referenced matters. The Company has filed a motion to set aside the default. Under the terms of the forbearance agreement, the Company acknowledged that Jabil rightfully terminated the manufacturing services agreement in February 2003. On December 5, 2003, the Company entered into a manufacturing services letter agreement with Jabil specifying the terms under which Jabil would provide the Company with certain manufacturing services. The manufacturing services letter agreement expired on December 30, 2003, and the term of such letter agreement was extended through March 31, 2004. As part of the manufacturing services letter agreement signed on December 5, 2003, the Company agreed that it had no right, title, or interest in any assets in the possession of Jabil including inventory, component parts, and work-in-process and as such the Company wrote off approximately $4.0 million in inventory claims for inventory held at Jabil which was previously recorded as an other current asset.

Micron Optics, Inc.

In February 2003, Micron Optics, Inc. ("Micron") commenced mediation proceedings against the Company.  The mediation was commenced between Micron and the Company in connection with the alleged breach of contract and amounts owing under a Collaboration & Distribution Agreement between Micron and the Company.  Micron was seeking damages in excess of $2,000,000. The Company asserted counterclaims relating to alleged fraudulent activity by Micron. The mediation was unsuccessful and the dispute was submitted to binding arbitration pursuant to the agreement between Micron and the Company.  The arbitration was pending in front of a three-arbitrator panel in Atlanta, Georgia. On December 9, 2003, the parties entered into a settlement agreement pursuant to which the Company returned inventory totaling approximately $.5 million and paid Micron $240,000 in full settlement and satisfaction of all accounts payable and other outstanding liabilities owed by the Company to Micron.

Arrow Electronics, Inc.

On August 11, 2003, Arrow Electronics Inc. ("Arrow") filed a complaint against the Company in the Circuit Court in and for Pinellas County, Florida, Case No. 03-6144-CI-13 alleging a breach of a Mutual Purchase and Sale Agreement and seeking approximately $3.5 million in damages. The Company responded to the complaint on September 2, 2003. On January 24, 2004, the Company and Arrow entered into a settlement agreement with respect to the outstanding liabilities owed by the Company to Arrow. Under the settlement agreement, and in full settlement and satisfaction of such outstanding liabilities, the Company made a cash payment to Arrow in the amount of $371,021.81 and the Company and Arrow agreed to a mutual release.

At December 31, 2003, the Company’s financial statements reflect a liability of approximately $371,000 to Arrow as an accrued litigation charge. The Company recognized a decrease of approximately $1,745,000 in accounts payable and accrued expenses as a result of the settlement agreement with Arrow.

Insight Electronics, LLC.

Insight Electronics, LLC ("Insight") filed a complaint against the Company in the Sixth Judicial Circuit for Pinellas County, Florida, Case No. 03-2882-CI-11, alleging non-payment of amounts due and owing for equipment purchases. Insight sought $43,533 in damages. The parties have settled the matter whereby the Company agreed to pay the full amount demanded plus nominal interest by making a payment of $5,000 on or before July 11, 2003, and monthly payments of not less than $5,000 beginning on September 15, 2003 and continuing on the 15th day of each month thereafter until paid in full. The Company made the initial $5,000 payment and the first monthly payment of $5,000 on September 15, 2003, but was unable to make the second monthly payment of $5,000 on October 15, 2003. On December 8, 2003, Insight and the Company entered into a letter agreement to settle the total outstanding balance owed by the Company to Insight. In connection with the letter agreement, the Company made a cash payment to Insight in the amount of $22,645.29 in full satisfaction and settlement of the total outstanding balance owed to Insight by the Company, and Insight agreed to release the Company from any and all related claims.

Plaut Sigma Solutions, Inc.

On July 15, 2003, the Company entered into letter agreements with Plaut Sigma Solutions, Inc. ("Plaut") with respect to outstanding payments due to Plaut under that certain Plaut Sigma Solutions, Inc. Presents a MYSAP.com Business Solution for Digital Lightwave, Inc. dated May 30, 2002 in the amount of $360,630 (the "Consulting Letter Agreement") and that certain Software End-User License Agreement dated May 30, 2002 in the amount of $83,120. (the "Maintenance Letter Agreement", and together with the Consulting Letter Agreement, the "Letter Agreements"). Under the Consulting Letter Agreement, the Company agreed to pay Plaut the full amount of the debt as follows: (i) upon execution of the Consulting Letter Agreement, a payment of $36,063 and (ii) on the first day of each calendar month beginning on October 1, 2003 through November 1, 2004, a payment equal to $23,183. Under the Maintenance Letter Agreement, the Company agreed to pay Plaut the full amount of the debt as follows: (i) upon execution of the Maintenance Letter Agreement, a payment of $8,312 and (ii) on the first day of each calendar month beginning on August 1, 2003 through December 1, 2003, a payment equal to $14,962. The Company was unable to make the October and November payments and is currently in default under the Letter Agreements. On October 9, 2003, the Company received notification of default under the Letter Agreements from Plaut. No further action has been taken by Plaut. The Company has recently reached a verbal agreement with Plaut and the final settlement is expected in the near term.

Tektronix, Inc.

On November 5, 2003, the Company notified Tektronix, Inc. ("Tektronix") of certain claims for indemnification it believed it had against Tektronix in connection with that certain Asset Purchase Agreement dated October 31, 2002 between the Company and Tektronix (the "Asset Purchase Agreement"). Under the Asset Purchase Agreement, $1,000,000 of the purchase price was placed in an escrow account (the "Escrow Amount") for a period of one year following the closing of the Agreement as an offset for indemnification claims by the Company, subject to the terms of an escrow agreement (the "Escrow Agreement"). The Company notified the escrow agent of its indemnification claims under the Asset Purchase Agreement and instructed the escrow agent to release the Escrow Amount to the Company under the Escrow Agreement. In accordance with the Escrow Agreement, on November 6, 2003, Tektronix notified the escrow agent of its objection to the Company's indemnification claims under the Asset Purchase Agreement. In addition, Tektronix may have had certain claims against the Company for alleged amounts owed to Tektronix in connection with a lease agreement for a facility in Chelmsford, Massachusetts and a Manufacturing and Services Agreement dated November 5, 2002 between the Company and Tektronix. In December 2003, the Company and Tektronix entered into a letter agreement settling any and all claims that the Company and Tektronix may have had against each other. In connection with the letter agreement, the Company and Tektronix notified the escrow agent to release the Escrow Amount to Tektronix, the Company made a cash payment in the amount of $100,000 to Tektronix and the Company and Tektronix entered into a mutual release and waiver.

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

Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

(in thousands, except per share data)

Net sales	$ 1,616	$ 1,673	$ 2,583	$ 1,642
Gross profit (loss)	$ 335	$ (3,017)	$ 952	$ (3,972)
Operating loss	$ (12,592)	$ (9,525)	$ (4,468)	$ (8,006)
Net loss	$ (13,207)	$ (10,097)	$ (4,720)	$ (4,392)
Basic loss per share(1)	$ (0.42)	$ (0.32)	$ (0.15)	$ (0.14)
Diluted loss per share (1)	$ (0.42)	$ (0.32)	$ (0.15)	$ (0.14)
Weighted average shares outstanding	31,427,606	31,469,415	31,527,149	31,591,890
Weighted average shares and equivalents
outstanding	31,427,606	31,469,415	31,527,149	31,591,890

Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

(in thousands, except per share data)

Net sales	$ 6,299	$ 4,214	$ 4,556	$ 2,754
Gross profit (loss)	$ 2,756	$ (4,156)	$ 1,384	$ (8,941)
Operating income (loss)	$ (5,721)	$ (12,193)	$ (7,248)	$ (38,356)
Net income (loss)	$ (5,547)	$ (12,025)	$ (7,137)	$ (38,831)
Basic income (loss) per share(1)	$ (0.18)	$ (0.38)	$ (0.23)	$ (1.24)
Diluted income (loss) per share (1)	$ (0.18)	$ (0.38)	$ (0.23)	$ (1.24)
Weighted average shares outstanding	31,308,798	31,356,470	31,372,818	31,406,365
Weighted average sharesand equivalents
outstanding	31,308,798	31,356,470	31,372,818	31,406,365
______________

(1) Earnings per share were calculated for each three-month period on a stand-alone basis. Earnings per share for each of the quarters ended from March 31, 2002 through December 31, 2003 do not include the impact of common stock equivalents as inclusion would be anti-dilutive.

The Company's sales and operating results may fluctuate from quarter-to-quarter and from year-to-year due to the following factors: (i) the ability to obtain funding for working capital needs to allow the Company to procure inventory in sufficient supplies to meet customer demand (ii) announced capital expenditure cutbacks by customers within the telecommunications industry, (iii) limited number of major customers, (iv) the product mix, volume, timing and number of orders received from customers, (v) the long sales cycle for obtaining new orders, (vi) the timing of introduction and market acceptance of new products, (vii) success in developing, introducing and shipping product enhancements and new products, (viii) pricing changes by our competitors, (ix) the ability to enter into long term agreements or blanket purchase orders with customers, (x) the ability to obtain sufficient supplies of sole or limited source components for products, (xi) the ability to attain and maintain production volumes and quality levels for current and future products, and (xii) changes in costs of materials, labor and overhead. Any unfavorable changes in these or other factors could have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not anticipate that its backlog at the beginning of each quarter will be sufficient to achieve expected revenue for that quarter. To achieve its revenue objectives, the Company expects that it will have to obtain orders during a quarter for shipment in that quarter. During 2002 and 2003, the industry experienced a continued economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers.

DIGITAL LIGHTWAVE, INC.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
Dollars in thousands

COL. A	COL. B	COL. C		COL. D			COL. E

		Additions

		(1)	(2)
	Balance at	Charged to	Charged to				Balance
	Beginning	Costs and	Other				at End
Description	Of Period	Expenses	Accounts	Deductions			of Period

Year 2003
Reserve for uncollectible accounts	2,394	(444)		1,419	(a	)	531
Reserve for excess and obsolete inventory	10,938	4,022		405	(b	)	14,555
Year 2002
Reserve for uncollectible accounts	5,900	1,154	-	4,660	(a	)	2,394
Reserve for excess and obsolete inventory	3,833	12,964	-	5,859	(b	)	10,938
_____________

(a)    Amounts written off as uncollectible, payments or recoveries.
(b)    Amounts written off upon disposal of inventory.

Exhibit Index

Exhibit Number		Exhibit Description
10.99	-	Secured Promissory Note, dated March 12, 2004, between the Company and Optel Capital, LLC.
10.100	-	Twelfth Amended and Restated Security Agreement, dated as of March 12, 2004, between the Company and Optel Capital, LLC., and Optel LLC.
10.101	-	Secured Promissory Note, dated March 30, 2004, between the Company and Optel Capital, LLC.
10.102	-	Thirteenth Amended and Restated Security Agreement, dated as of March 30, 2004, between the Company and Optel Capital, LLC., and Optel LLC.
10.103	-	Settlement agreement between the Company and Tektronix, Inc. dated December 30, 2003.
10.104	-	Settlement agreement between the Company and Micron Optics, Inc. dated December 9, 2003.
10.105	-	Settlement agreement between the Company and Arrow Electronics, Inc. dated January 24,2004.
10.107	-	Secured Promissory Note, dated June 12, 2003, between the Company and Optel, LLC.
10.108	-	Ninth Amended and Restated Security Agreement, dated as of June 12, 2003, between the Company and Optel, LLC.
14.1	-	Digital Lightwave, Inc. Code of Business Conduct and Ethics.
21.1(4)	-	Subsidiaries of the Registrant.
23.1	-	Consent of PricewaterhouseCoopers LLP.
23.2	-	Consent of Grant Thornton LLP.
24.1	-	Power of Attorney (included as part of signature page)
31.1	-	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	-	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.