Form 10-Q
period 2004-03-31
DIGITAL LIGHTWAVE INC
filed 2004-05-17
CIK 1016100

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004, or

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

YES ☒NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐NO ☒

The number of shares outstanding of the Registrant's Common Stock as of May 11, 2004 was 31,648,696.

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q
For the Period Ended March 31, 2004

PART I

FINANCIAL INFORMATION

Item 1.    Consolidated Condensed Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$258	$312
Restricted cash and cash equivalents	1,392	1,994
Accounts receivable, less allowance of $564 and $531 in 2004 and 2003, respectively	2,535	1,204
Notes receivable	366	366
Inventories, net	6,948	8,268
Prepaid expenses and other current assets	1,214	473

Total current assets	12,713	12,617
Property and equipment, net	3,760	4,247
Other assets	987	1,060

Total assets	$17,460	$17,924

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$5,748	$5,123
Accrued litigation charge	13,601	14,203
Notes payable to related party	15,600	13,635
Notes payable	5,586	5,586

Total current liabilities	40,535	38,547
Other long-term liabilities	482	517

Total liabilities	41,017	39,064

Stockholders' equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000
shares; no shares issued or outstanding	-	-
Common stock, $.0001 par value; authorized 200,000,000
shares; issued and outstanding 31,625,786 and
31,591,890 shares in 2004 and 2003, respectively	3	3
Additional paid-in capital	81,309	81,261
Accumulated deficit	(104,869)	(102,404)

Total stockholders' equity (deficit)	(23,557)	(21,140)

Total liabilities and stockholders' equity (deficit)	$17,460	$17,924

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per-share data)

	Three Months Ended
	March 31,

	2004	2003

Net sales	$4,392	$1,616
Cost of goods sold	2,252	1,281

Gross profit	2,140	335

Operating expenses:
Engineering and development	1,511	2,963
Sales and marketing	1,775	2,809
General and administrative	901	2,862
Restructuring charges	40	991
Impairment of long-lived assets	-	3,302

Total operating expenses	4,227	12,927

Operating loss	(2,087)	(12,592)
Other loss, net	(379)	(615)

Loss before income taxes	(2,466)	(13,207)
Benefit from income taxes	-	-

Net loss	$(2,466)	$(13,207)
Per share of common stock:
Basic net loss per share	$(0.08)	$(0.42)

Diluted net loss per share	$(0.08)	$(0.42)

Weighted average common shares outstanding	31,609,216	31,427,606

Weighted average common and common equivalent shares outstanding	31,609,216	31,427,606

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,

	2004	2003

Cash flows from operating activities:
Net (loss)	$(2,466)	$(13,207)
Adjustments to reconcile net loss to cash used in provided
by operating activities:
Depreciation and amortization	619	1,068
(Gain) loss on disposal of property	(77)	47
Provision for uncollectible accounts	33	13
Impairment of long lived assets	-	3,302
Restructuring charges	40	991
Compensation expense for stock option grants	-	37
Settlement of accounts payable and accrued litigation	(29)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,364)	1,643
Decrease in inventories	1,351	770
Increase in prepaid expenses and other assets	(747)	(3,251)
Increase in accounts payable and accrued expenses	579	4,001
Decrease in accrued litigation charge	(602)	-

Net cash used in operating activities	(2,663)	(4,586)

Cash flows from investing activities:
Proceeds from sale of short-term investments	-	388
Proceeds from the maturity of short-term investments	-	1,058
Decrease in restricted cash and cash equivalents	602	223
Purchases of property and equipment	(6)	(114)
Repayment of notes receivable	-	800

Net cash provided by investing activities	596	2,355

Cash flows from financing activities:
Proceeds from notes payable to related party	1,965	2,862
Principal payments on notes payable to related party	-	(962)
Proceeds from sale of common stock, net of expense	48	42
Principal payments on capital lease obligations	-	(199)

Net cash provided by financing activities	2,013	1,743

Net decrease in cash and cash equivalents	(54)	(488)

Cash and cash equivalents at beginning of period	312	612

Cash and cash equivalents at end of period	$258	$124

Other supplemental disclosures:
Cash paid for interest	$-	$100

Non-cash Transaction
Deferred compensation associated with stock option grants was $0 and $99 for the three months ended March 31, 2004 and 2003, respectively.

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Digital Lightwave, Inc. (the "Company") designs, develops and markets a portfolio of portable and network based products for installing, maintaining and monitoring fiber optic circuits and networks. Network operators and telecommunications service providers use fiber optics to provide increased network bandwidth to transmit voice and other non-voice traffic such as internet, data and multimedia video transmissions. The Company provides telecommunications service providers and equipment manufacturers with product capabilities to cost-effectively deploy and manage fiber optic networks. The Company’s product lines include: Network Information Computers (“NIC”), Network Access Agents (“NAA”), Optical Test Systems (“OTS”), and Optical Wavelength Managers (“OWM”). The Company's wholly-owned subsidiaries are Digital Lightwave (UK) Limited (“DLL”), Digital Lightwave Asia Pacific Pty, Ltd. (“DLAP”), and Digital Lightwave Latino Americana Ltda. (“DLLA”). DLL, DLAP, and DLLA provide international sales support. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company”, “Digital Lightwave”, “us,” “we,” “our,” etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three month period ending March 31, 2004, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave's Annual Report on Form 10-K for the year ended December 31, 2003.

Operational Matters

As of March 31, 2004, the Company’s unrestricted cash and cash equivalents was approximately $258,000, a decrease of approximately $54,000 from December 31, 2003. As of March 31, 2004, the Company’s working capital deficit was $27.8 million as compared to a working capital deficit of $25.9 million at December 31, 2003. For the three months ended March 31, 2004, the Company reported net loss of approximately $2.5 million and cash flows used by operations of approximately $2.7 million.   The Company had an accumulated deficit of approximately $104.9 million at March 31, 2004.

Beginning in the third quarter of 2001 and continuing through March 31, 2004, the Company has experienced significant losses.  The Company expects to continue to incur operating losses through at least the first half of 2004. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues.

As of the date of this report, the Company has insufficient short-term resources for the payment of its current liabilities.    In order to alleviate the Company’s working capital shortfall, the Company is attempting to raise financing.  Since February 2003, the Company has raised approximately $18.5 million from Optel, LLC and Optel Capital, LLC, entities controlled by the Company’s majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan (collectively “Optel”), pursuant to several secured promissory notes (the “Optel Notes”) (as further described in Note 8 – Related Party Transactions), of which approximately $17.5 million was outstanding at May 13, 2004.  The Optel Notes bear interest at a rate of 10%, mature on July 31, 2004, unless certain specified events occur accelerating their maturity, and are secured by a first priority security interest in substantially all of the assets of the Company pursuant to a separate security agreement between Optel and the Company.

On March 29, 2004, the Company received a letter from Optel confirming that Optel intends to continue to consider requests for funding and to make advances to the Company during the second fiscal quarter of 2004, on substantially similar terms and applying the same course of dealing as Optel has considered and advanced funds to the Company during the past six months.

Further, on May 12, 2004, the Company received a non-binding financing proposal from Optel, which the Company is reviewing. If consummated, this financing would provide funds to the Company for settlement of its remaining outstanding liabilities and for working capital purposes.

On April 7, 2003, CIT Technologies Corporation (“CIT”), the Company’s largest unsecured creditor, served the Company with a complaint in connection with a lawsuit commenced in the Circuit Court for Pinellas County, Florida.  This complaint was filed in connection with the non-payment of monies due for equipment provided under various lease agreements between CIT and the Company.  The complaint seeks, among other things, damages in excess of $16.5 million as well as the return of all leased equipment.  The Company disputes certain of the amounts claimed by CIT. The Company is attempting to resolve its disputes with CIT and the parties have exchanged settlement documents.  However there can be no assurances the Company will be successful in resolving its dispute with CIT.  (See Note 4– Legal Proceedings).

The Company’s ability to meet cash requirements and maintain sufficient liquidity over the next twelve months is dependent on its ability to raise additional capital from Optel or raise additional capital from other sources, resolve the CIT legal action brought against it, restructure its outstanding indebtedness with Optel, which matures on July 31, 2004, maintain tight controls over spending, successfully negotiate extended payment terms with certain vendors, successfully achieve product release schedules, and attain forecasted sales objectives.

 If the Company is unable to secure adequate financing on terms acceptable to it, to successfully renegotiate trade payables, or resolve the outstanding legal action brought against it by CIT, or restructure its outstanding indebtedness with Optel, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term.  As of the date of this report, the Company is unaware of any funding source other than Optel that would be willing to provide future financing to the Company prior to the Company’s successful resolution of its litigation with CIT.

The Company cannot assure you that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable, that it will be able to resolve its litigation with CIT, that it will be able to avoid seeking bankruptcy protection, or that it will continue as a going concern.  As a result, our independent certified public accountants have included an explanatory paragraph for a going concern in their report for the year ending December 31, 2003 that was included in our Annual Report on Form 10-K filed on April 14, 2004.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  During the first quarter of 2003, the Company performed an impairment analysis related to the long-lived assets associated with the OTS product line. The impairment was calculated in accordance with the guidelines set forth in Financial Accounting Standards Board Statement Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and indicated future cash flows from the Company’s OTS product line were insufficient to cover the carrying value of the long-lived assets supporting the OTS product line. During the first quarter of 2004, no impairment charges were recorded as there were no events which occurred that required a measurement for impairment.

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

The reconciliation of the warranty reserve is as follows:

	Three Months Ended
	March 31,

	2004	2003

Beginning balance	$678	$1,192
Adjustment to warranty provision	(72)	80
Cost of warranty services	(67)	(67)

Ending balance	$539	$1,205

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

At the time of the transaction, the Company assesses whether the price associated with its revenue transactions is fixed and determinable and whether or not collection is reasonably assured. The Company assesses whether the price is fixed and determinable based on the payment terms associated with the transaction. Standard payment terms for domestic customers are 30 days from the invoice date. Distributor contracts provide standard payment terms of 60 days from the invoice date. The Company does not generally offer extended payment terms.

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

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the quarters ended March 31, 2004 and 2003, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 937,292 for the three months ended March 31, 2004. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

	Three Months Ended
	March 31,

	2004	2003

Basic:
Weighted average common shares outstanding	31,609,216	31,427,606
Total basic	31,609,216	31,427,606

Diluted:
Incremental shares for common stock equivalents	-	-

Total dilutive	31,609,216	31,427,606

Stock Based Compensation

At March 31, 2004, the Company had two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The stock-based compensation recorded in 2003 resulted from options issued to the Company’s Strategic Restructuring Advisor that is more fully described in Note 8 – Related Party Transactions. The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended
	March 31,

	2004	2003

	(in thousands except per share)

Net income (loss), as reported	$(2,466)	$(13,207)
Add: Stock-based employee
compensation included in
reported net income, net of
related tax effects	-	37
Deduct: Total stock - based
employee compensation
expense determined under
fair value based method for
all awards	(991)	801

Pro forma net income (loss)	$(3,457)	$(12,369)

Earnings (loss) per share:
Basic-as reported	$(0.08)	$(0.42)
Basic pro-forma	$(0.11)	$(0.39)

Diluted-as reported	$(0.08)	$(0.42)
Diluted-proforma	$(0.11)	$(0.39)

During the quarter ended March 31, 2004, the Company issued options totaling 3,052,500 to purchase shares of the Company’s common stock at an average price of $2.27. These options, which vest quarterly over three years, were granted to employees and Directors under the Digital Lightwave, Inc. 2001 Stock Option Plan.

New Accounting Pronouncements

In January 2003, FASB Interpretation 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51(“FIN 46”) was issued. This Interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interests. All enterprises with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.

In December 2003, a revision to FIN 46 (“FIN 46R”) was published to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Under FIN 46R, a legal entity is considered a variable interest entity or “VIE”, with some exceptions if specific criteria are met, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if the reporting entity is not obligated to consolidate the VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. The effective date of the interpretation was modified under FIN 46R. A reporting entity is required to apply the provisions of FIN 46R to all VIEs that previously were subject to certain previously issued special purpose entity, or SPE, accounting pronouncements for all reporting periods ending after December 14, 2003. For all other VIEs, a reporting entity is required to adopt the provisions of FIN 46R for all reporting periods after May 15, 2004. The Company does not believe it has ownership in any variable interest entities as of March 31, 2004. The Company will apply the consolidation or disclosure requirements of this interpretation in future periods if it should own any interest deemed to be a variable interest entity.

In November 2002, the Emerging Issues Task Force (the “EITF”) reached a consensus opinion on EITF 00-21, Revenue Arrangements with Multiple Deliverables. The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. Implementation of EITF 00-21 did not have a material impact on the Company’s financial statements.

Reclassifications

Certain amounts relating primarily to accrued liabilities and warranty reserve and disclosures regarding proceeds from the sale and maturity of short-term investments in the March 31, 2003 financial statements have been reclassified to conform to the March 31, 2004 financial statement presentation.

2. BRANCH OFFICE CLOSINGS

During the quarter ended March 31, 2003, the Company closed sales offices located in Brazil, Singapore, India and Australia as part of restructuring efforts more fully described in Note 5 – Restructuring Charges. There were no branch office closings in the first quarter of 2004.

3. INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2004	2003

	(In thousands)

Raw materials	$4,542	$4,925
Work-in-process	19	72
Finished goods	2,387	3,271

	$6,948	$8,268

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

On February 27, 2003, Jabil terminated the manufacturing services agreement and on March 19, 2003, commenced an arbitration proceeding against the Company seeking damages in excess of $6.8 million. See Note 4–Legal Proceedings. On December 5, 2003, the Company entered into a manufacturing services letter agreement with Jabil specifying the terms under which Jabil would provide the Company with certain manufacturing services. The manufacturing services letter agreement expired on December 30, 2003, and the term of such letter agreement was extended through March 31, 2004. On May 12, 2004, the Company and Jabil entered into a settlement agreement to resolve and settle certain disputes between them. For further discussion of this settlement, see Note 4 – Legal Proceedings.

As of March 31, 2004 and 2003, inventories included approximately $1.6 million and $2.1 million, respectively of trade-in products.

In 2003, the Company recorded approximately $4.0 million in provisions for excess and obsolete inventory (primarily in the second and fourth quarters) relating principally to its OTS and OWM inventory. No additional reserves were taken in the first quarter of 2004. When evaluating the adequacy of the reserve for excess and obsolete inventory the Company analyzes current and expected sales trends, the amount of parts on-hand, the market value of parts on-hand and the viability and technical obsolescence of products and components.

4. LEGAL PROCEEDINGS

CIT Technologies Corporation

The Company and CIT Technologies Corporation (“CIT”) are in active discussions to settle their disputes and dismiss the pending litigation between them.  The parties have exchanged settlement documents and are in active negotiations.  However, there can be no assurance that the Company and CIT will settle their disputes and dismiss the litigation.

On April 7, 2003, CIT Technologies Corporation (“CIT”), the Company’s largest unsecured creditor, served the Company with a complaint in connection with a lawsuit commenced in the Circuit Court for Pinellas County, Florida.  This complaint was filed in connection with the non-payment of monies due for equipment provided under various lease agreements between CIT and the Company.  The complaint seeks, among other things, damages in excess of $16.5 million as well as the return of all leased equipment.

The Company disputes certain of the amounts claimed by CIT and is proceeding with the defense of its position in court.  The Company filed its Amended Answer, Affirmative Defenses, and Counterclaim wherein the Company asserted, among other things, that CIT is violating usury laws in connection with the agreements subject of the suit.  The Company is attempting to discuss and resolve its disputes with CIT.  A mediation was held on November 3, 2003, but the mediation was unsuccessful.  The state court issued an order directing the clerk of court to enter a writ of replevin in favor of CIT.  The writ of replevin entitles CIT to secure possession of the equipment subject of the agreements pending the outcome of the lawsuit.  To date, the Company has provided CIT approximately 80% of the units under lease with the remaining approximately 20% yet to be provided to CIT.

As stated above, the Company is in active negotiations to resolve its disputes with CIT and dismiss all litigation, and the parties have exchanged settlement documents.  However, there can be no assurances that the Company will be successful in resolving its disputes with CIT.  At December 31, 2003 and March 31, 2004, the Company’s financial statements reflected a liability of $13.6 million as an accrued litigation charge relating to this dispute.

Lightwave Drive, LLC

As described below, litigation between Lightwave Drive LLC and the Company has been dismissed.

As previously reported, in April 2003, Lightwave Drive, L.L.C. ("Landlord"), the landlord for the headquarters of the Company located at 15550 Lightwave Drive, Clearwater, Florida 33760 (the "Leased Property"), filed a complaint against the Company in the Sixth Judicial Circuit for Pinellas County, Florida, Case No. 0300241CI-15 (the "Lawsuit"), seeking eviction and monetary damages for unpaid rent and real estate taxes under the Lease Agreement between Landlord and the Company dated as of January 14, 1998, as amended (the "Lease").   In connection with the foregoing, on July 22, 2003, the Company and the Landlord entered into a Settlement and Lease Modification Agreement (the "Lease Modification Agreement" and together with the Lease, the “Lease Agreement”).  Under the terms of the Lease Modification Agreement, the Landlord agreed to forbear from pursuing the relief requested in the Lawsuit and the parties agreed to amend the Lease pursuant to the Lease Modification Agreement.  In connection with the foregoing settlement, the Landlord filed a Notice of Voluntary Dismissal Without Prejudice with respect to the lawsuit.  A detailed discussion of the Lease Modification Agreement is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed April 14, 2004.

The Company has paid its rent through March 2004. However, the Company currently has not made any further payments under the Lease as modified by the Lease Agreement.  As of May 13, 2004, the Company owes the rent for the months of April 2004 and May 2004, and as a result, the Company is in default under the Lease Agreement.  Under the terms of the Lease Agreement, the landlord has the right to draw down on the irrevocable standby letter of credit that secures the Lease, in the amount due and payable under the Lease.

The Company has received written notification from the Landlord that the Landlord is not presently claiming that the Company has committed an Event of Default under the Lease Agreement.  However, as a result of the Company’s non-payment of rent for April and May, the Landlord has the right, at any time, to declare an Event of Default under the Lease Agreement and exercise any of its rights and remedies thereunder.

Jabil Circuit, Inc.

As described below, litigation between Jabil Circuit, Inc. and the Company has been dismissed.

Effective as of May 11, 2004, the Company entered into a settlement agreement with Jabil Circuit, Inc. (“Jabil”) (the “Settlement Agreement”), which supersedes and controls over prior agreements, and resolves and settles certain disputes between them. Under the Settlement Agreement, the Company and Jabil have agreed to dismiss the two lawsuits filed by Jabil in 2003 and Jabil agreed to continue to provide manufacturing services to the Company.

As previously reported, in February 2003, Jabil terminated the manufacturing services agreement with the Company, and in March 2003, Jabil commenced an arbitration proceeding against the Company with the American Arbitration Association.  The arbitration was commenced in connection with the non-payment by the Company of amounts due under the manufacturing services agreement.  On May 21, 2003 (but effective as of May 1, 2003), the Company and Jabil entered into a forbearance agreement (the “Forbearance Agreement”) relating to Jabil’s claims against the Company in connection with the manufacturing services agreement. In addition, the company executed and delivered to Jabil two promissory notes in the aggregated original principal amount of approximately $5.6 million for certain unpaid accounts receivable and inventory for which the Company had not yet paid Jabil (the “Notes”).  A detailed discussion of the Forbearance Agreement is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.   Because the Company did not timely perform its obligations and defaulted under the Forbearance Agreement and the Notes, on October 7, 2003, Jabil filed two complaints in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, Case No. 03 9331 DIV 1 and Case No. 03 9332 DIV B with respect to the Notes seeking payment in full of the Notes (the “Jabil Actions”).

As stated above, effective as of May 11, 2004, the Company entered into a settlement agreement with Jabil (the “Settlement Agreement”), which supersedes and controls over the Forbearance Agreement, to resolve and settle certain disputes between them and to renew and modify the terms of the Notes.  Under the Settlement Agreement, the Company and Jabil have agreed to dismiss the two lawsuits filed by Jabil in 2003 and Jabil agreed to continue to provide manufacturing services to the Company.

 In addition, the Company (i) executed a renewal promissory note in the original principal amount of $3,011,404 to renew an existing promissory note in favor of Jabil for unpaid accounts receivable (the “Renewal A/R Note”) and (ii) executed a renewal promissory note in the original principal amount of $2,227,500 to renew a second existing promissory note in favor of Jabil for certain inventory for which the Company had not paid Jabil (the “Renewal Inventory Note” and, together with the Renewal A/R Note, the “Renewal Notes”).  Each of the Renewal Notes bears interest at a rate of six percent (6.0%) per year.  Under the Renewal A/R Note, Digital made a payment to Jabil of $100,000 on May 13, 2004 on the Renewal A/R Note, and is required to make a payment of $150,000 on each of July 1, 2004, October 1, 2004, January 1, 2005, April 1, 2005, July 1, 2005 and October 1, 2005 and a payment of all outstanding principal and interest on December 31, 2005.  Under the Renewal Inventory Note, Digital is required to make a payment of $400,000 on July 1, 2004, a $400,000 payment on October 1, 2004 and a payment of all outstanding principal and interest on December 31, 2005. If Digital or a third party pays for any amount due by Digital to Jabil for component inventory, work-in-process inventory, or finished goods inventory that exists and is in Jabil’s possession as of May 11, 2004, (the “Existing Inventory”), the amounts paid to Jabil will be credited to reduce the amount owed by Digital under the Renewal Inventory Note. Each of the Renewal Notes may be prepaid at any time and each of the Renewal Notes provides for the acceleration of all amounts due upon the occurrence of certain events of default described in the Renewal Notes.

Pursuant to the Settlement Agreement, the Company also placed a $1,121,000 purchase order with Jabil (the “Initial Purchase Order”) and made a cash payment on May 13, 2004 to Jabil in the amount of $1,391,000 for the following: (a) $170,000 for amounts due for recent purchase orders; (b) $100,000 as payment on the Renewal A/R Note; (c) $617,000 as a payment on the Renewal Inventory Note, provided that Digital will be given credit on the amount due on the Initial Purchase Order up to $617,000 to the extent that Existing Inventory is used to complete the Initial Purchase Order; and (d) $504,000 as a deposit on the Initial Purchase Order; provided, that if $617,000 of Existing Inventory is not used by Jabil to complete the Initial Purchase Order, Digital is required to pay an additional amount to Jabil on the Initial Purchase Order equal to $617,000 less the value of the Existing Inventory used by Jabil to complete the Initial Purchase Order.

Under the terms of the Settlement Agreement, Jabil agreed to reevaluate the Company’s financial condition as of January 2005 and to offer the Company credit terms similar to those offered by Jabil to other customers with a similar financial condition and business relationship with Jabil.  The Settlement Agreement also provides that the Company is required to prepay any non-cancelable portion of new inventory purchased by Jabil based on purchase orders issued by the Company for all purchase orders dated prior to January 1, 2005.

Plaut Sigma Solutions, Inc.

The Company has no litigation with Plaut Sigma Solutions, Inc.; however, the Company received in October 2003 notification of default on payments due, as described below. The Company is actively seeking to reach a settlement with Plaut Sigma Solutions, Inc. (“Plaut”) and has recently reached an informal verbal agreement with Plaut with respect to settlement terms.  As of the date of this report, the Company and Plaut have exchanged settlement documents.

On July 15, 2003, the Company entered into letter agreements with Plaut with respect to outstanding payments due to Plaut under that certain document entitled “ Plaut Sigma Solutions, Inc. Presents a MYSAP.com Business Solution for Digital Lightwave, Inc.” dated May 30, 2002 in the amount of $360,630 (the “Consulting Letter Agreement”) and that certain Software End-User License Agreement dated May 30, 2002 in the amount of $83,120 (the “Maintenance Letter Agreement”, and together with the Consulting Letter Agreement, the “Letter Agreements”).  Under the Consulting Letter Agreement, the Company agreed to pay Plaut the full amount of the debt as follows: (i) upon execution of the Consulting Letter Agreement, a payment of $36,063 and (ii) on the first day of each calendar month beginning on October 1, 2003 through November 1, 2004, a payment equal to $23,183.  Under the Maintenance Letter Agreement, the Company agreed to pay Plaut the full amount of the debt as follows: (i) upon execution of the Maintenance Letter Agreement, a payment of $8,312 and (ii) on the first day of each calendar month beginning on August 1, 2003 through December 1, 2003, a payment equal to $14,962.  The Company was unable to make the October and November payments and is currently in default under the Letter Agreements.  On October 9, 2003, the Company received notification of default under the Letter Agreements from Plaut.  No further action has been taken by Plaut with respect to the notification of default.

As stated above, the Company is actively seeking to reach a settlement with Plaut and has recently reached an informal verbal agreement with Plaut with respect to settlement terms.

Other

The Company from time to time may be involved in various other lawsuits and actions by third parties arising in the ordinary course of business.  The Company is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company's business, financial condition and results of operations.

5. RESTRUCTURING CHARGES

In January 2002, the board of directors approved cost reduction initiatives aimed at reducing operating costs. These included a reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production for our product lines. All affected employees were terminated in January 2002 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of approximately $1.3 million in the first quarter of 2002. As of December 31, 2003, approximately $55,000 of this charge was payable to a former officer under the terms of the severance agreement. On January 1, 2004, an additional $100,000 of this charge became payable to the former officer. As a result of the Company’s working capital deficit, this $155,000 remained unpaid. This outstanding liability is classified in the financial statements in accounts payable and notes payable at March 31, 2004. Effective April 30, 2004, the Company entered into a settlement agreement related to this outstanding liability. See Note 9 – Subsequent Events. All other liabilities associated with this charge have been satisfied at amounts approximating the original charge.

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

At March 31, 2004, approximately $32,000 of the January 2003 charge was due and payable to a former officer under the terms of the severance agreement. As a result of the Company’s working capital deficit, this liability remained unpaid. This liability is reflected in accounts payable at March 31, 2004. On May 6, 2004, the Company entered into a settlement agreement related to this outstanding liability. See Note 9–Subsequent Events. With the exception of approximately $20,000, which is expected to be paid in 2004, the remaining liabilities associated with the 2003 restructuring charges have been satisfied. In the first quarter of 2004, the workforce was further reduced and an additional $40,000 was charged to restructuring. At March 31, 2004, $4,000 of this restructuring charge remained unpaid.

The following table sets forth a summary of activity associated with the restructuring charges for the three month period ended March 31, 2004:

	Balance at			Balance at
	December 31,		Payments/	March 31,
	2003	Additions	Reductions	2004

	(in thousands)
Severance	$15	$40	$(36)	$19
Legal and other expenses	5	-	-	5

	$20	$40	$(36)	$24

6. COMMITMENTS

At March 31, 2004, the Company had non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $54,000.

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

At March 31, 2004, there were approximately $1,391,750 of letters of credit outstanding under this facility collateralized by approximately $1,391,750 of the Company’s cash and cash equivalents which were classified as restricted at March 31, 2004. The Company currently has no additional borrowing capacity under this facility.

8. RELATED PARTY TRANSACTIONS

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

In April 2002, Mr. Green borrowed an additional $175,000 from the Company. On April 12, 2002, this borrowing was combined with the previous note of $200,000 plus accrued interest of approximately $16,000 into one note with a principal balance of approximately $391,000, which is classified in notes receivable. This note accrues interest at 8.0% with the principal and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of the officer’s stock holdings or on the date of termination of the officer’s employment with the Company. This note is collateralized by the chief executive officer’s stock holdings in the Company, future cash bonuses which may become payable and a second lien on the officer’s residence. As of March 31, 2004, the outstanding balance was approximately $366,000 excluding accrued interest of approximately $26,000.

Effective August 1, 2003, $50,000 a year of Mr. Green’s annual salary will be used to repay the note discussed above. This repayment will be deducted proportionally each pay period. The repayments are first being applied to accrued interest.

On January 23, 2003, Robert Hussey, a director of the Company, was appointed Strategic Restructuring Advisor, effective as of December 1, 2002. In connection with such appointment, Mr. Hussey was granted options to purchase 100,000 shares of the Company’s common stock, vesting quarterly over a three-year period, at an exercise price of $1.28 per share, which was the market price of the Company’s common stock on the date of the grant. In addition, Mr. Hussey received service fees of $182,500 for the period from December, 2002 through December 31, 2003. As of December 2003, Mr. Hussey no longer receives a monthly service fee.

Beginning in fiscal year 2003 and through May 13, 2004 the Company has borrowed approximately $18.5 million from Optel, LLC and Optel Capital, LLC, entities controlled by the Company’s majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan (collectively “Optel”) pursuant to several secured promissory notes (the "Optel Notes") of which approximately $17.5 million remains outstanding. All of the Optel Notes bear interest at an annual rate of 10%, mature on July 31, 2004, unless specified events occur accelerating their maturity, are secured by a first priority interest in substantially all of the assets of the Company pursuant to a security agreement and may be prepaid at any time. The following table shows the dates and principal amounts of each Optel Note.

Date	Principal Amount of Note

February 14, 2003	$ 800,000
February 26, 2003	650,000
February 28, 2003(1)	961,710
March 28, 2003	450,000
April 2, 2003	60,000
April 29, 2003	500,000
May 14, 2003	400,000
May 19, 2003	620,000
May 29, 2003	520,000
June 12, 2003	500,000
June 26, 2003	2,000,000
July 14, 2003	500,000
July 22, 2003	1,000,000
July 29, 2003	500,000
August 14, 2003	1,000,000
September 11, 2003	350,000
November 13, 2003	500,000
November 24, 2003	900,000
December 10, 2003	240,000
December 12, 2003	480,000
December 19, 2003	500,000
December 30, 2003	165,000
December 31, 2003	1,000,000
January 14, 2004	300,000
February 13, 2004	665,000
March 12, 2004	350,000
March 30, 2004	650,000
April 19, 2004	500,000
May 13, 2004	1,400,000
______________
(1) On March 5, 2003, the Company repaid the entire balance due under this note.

On March 29, 2004, Optel notified the Company that it intends to consider the Company’s requests for further funding and to make advances to the Company through the second quarter of 2004 on substantially similar terms and applying the same course of dealing as Optel has considered and advanced funds to the Company during the past six months.

On May 12, 2004, the Company received a non-binding financing proposal from Optel, which the Company is reviewing. If consummated, this financing would provide funds to the Company for settlement of its remaining outstanding liabilities and for working capital purposes.

9. SUBSEQUENT EVENTS

At March 31, 2004, the Company had outstanding obligations to two former officers, George Matz and Dr. Glenn Dunlap, related to severance payments approximating $155,000 and $32,000, respectively.  Effective April 30, 2004, the Company entered into a settlement agreement with Mr. Matz. Under the terms of the settlement agreement, the Company agreed to engage Mr. Matz as a consultant through March 31, 2006 for a consulting fee of $50,000, of which $15,000 was paid on May 6, 2004, and the remainder of which is payable in  (i) eleven monthly payments of $1,000 beginning May 31, 2004 and  on the last day of each month thereafter through March 31, 2005, and (ii) twelve monthly payments of $2,000 beginning April 30, 2005 and on the last day of each month thereafter through March 31, 2006.   In the event that the Company fails to make any monthly payment to Mr. Matz and the Company fails to cure such default within ten days from receipt of written notice of such default, then the total remaining unpaid amount of the consulting fee may be declared immediately due and payable at Mr. Matz’s option, and such unpaid amount shall bear interest from the date of occurrence of such default until such default is cured at a rate of 10% per annum.  In addition, the Company granted Mr. Matz options to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.92 per share which was the closing price of the Company’s common stock on April 30, 2004.  These options were granted under the Company’s 2001 Stock Option Plan and vest quarterly over three years.  The Company also agreed to provide Mr. Matz medical insurance coverage through April 30, 2006 at the Company’s expense. Further, the Company agreed Mr. Matz can apply for standard COBRA benefits for the coverage after April 30, 2006 at Mr. Matz’s expense.  In addition, the settlement agreement contained mutual releases.

On May 6, 2004, the Company entered into a settlement agreement with Dr. Dunlap whereby all claims, demands, liabilities and causes of action between Dr. Dunlap and the Company were settled for a lump sum payment of $25,000, which was paid upon execution of the settlement agreement.  This settlement agreement terminated all previous agreements between Dr. Dunlap and the Company, but Dr. Dunlap retained the right to exercise the option to purchase 66,666 shares of the Company’s common stock at an exercise price of $1.42 per share through August 16, 2004. In addition, the settlement agreement contained mutual releases.

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

This information should be read in conjunction with (i) the consolidated condensed financial statements and notes thereto included in Item 1of Part I of this quarterly report on Form 10-Q, (ii) the consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, for the years ended December 31, 2003 and 2002 included in our Annual Reports on Form 10-K.

OVERVIEW

Executive Summary

We have insufficient short-term resources for the payment of our current liabilities.  On April 7, 2003, CIT Technologies Corporation commenced legal proceedings against the Company seeking approximately $16.5 million in damages.   We are attempting to resolve this outstanding legal action brought against us.  In 2003 and in the first quarter of 2004, we entered into settlement agreements with several of our creditors settling approximately $12.7 million of debt and claims for approximately $1.4 million.  As a result, we have recognized the impact of these savings in the Consolidated Statements of Operations for the fiscal year ended December 31, 2003 as reported in our Annual Report on Form 10-K filed on April 14, 2004. For a detailed description of the Company's ongoing litigation and settlement agreements with its creditors, see Part II - Item 1, "Legal Proceedings".

Since February 2003, we have raised approximately $18.5 million from Optel, LLC and Optel Capital, LLC, entities controlled by our majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan (collectively “Optel”), pursuant to several secured promissory notes (the “Optel Notes”) (as further described in Note 8 to the Consolidated Condensed Financial Statements – Related Party Transactions) of which approximately $17.5 million is currently outstanding.  The Optel Notes bear interest at a rate of 10.0% per annum, mature on July 31, 2004, unless certain specified events occur accelerating their maturity, and are secured by a first priority security interest in substantially all of the assets of the Company pursuant to a separate security agreement between Optel and the Company.  In order to alleviate our working capital shortfall, we are attempting to raise additional financing.

On March 29, 2004, Optel notified the Company that it intends to continue to consider the Company’s requests for funding and to make advances to the Company during the second quarter of 2004 on terms substantially similar to the loans made by Optel to the Company during the past six months.

Further, on May 12, 2004, the Company received a non-binding financing proposal from Optel, which the Company is reviewing. If consummated, this financing would provide funds to the Company for settlement of its remaining outstanding liabilities and for working capital purposes.  As of the date of this report, we are unaware of any funding source other than Optel that would be willing to provide future financing to us prior to the Company’s successful resolution of its litigation with CIT.

Our industry continues to experience an economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers which began in 2001.  Our customers’ declining business resulted in a significant decrease in sales of our products during the years 2002 and 2003.  We are beginning to see some recovery in the telecommunications sector and we have had some success in penetrating the government segment.  Our bookings rate has increased and our revenues for the first quarter of 2004 increased 172% over first quarter 2003 levels.  However, we anticipate the recovery of the fiber optic test equipment market will occur slowly.

Fiscal year 2003 was a year of continued restructuring of our company as we continued to rescale our business in response to the current market environment.  During 2003, we reduced our workforce by 119 employees and we focused on controlling expenses by reducing operating expenses in all areas.  The results of these efforts are seen in our 2004 first quarter results; engineering and development expenses were 49% lower than 2003 first quarter levels, sales and marketing expenses were 37% lower than 2003 first quarter levels, and general and administrative expenses were 69% lower than 2003 first quarter levels.

In spite of the increase in revenues and the reduction in operating expenses, we continued to incur net operating losses that started in the third quarter of 2001.  The Company can give no assurance as to whether its revenues will return to previous levels, when it will generate positive cash flows from operations, when it will return to profitability, whether it will be able to avoid bankruptcy protection or whether it will be able to continue as a going concern.

Overview

The Company provides the global fiber-optic communications industry with products and technology used to develop, install, maintain, monitor and manage fiber-optic based networks. Telecommunications service providers and equipment manufacturers deploy the Company’s products to provide quality assurance and ensure optimum performance of advanced optical communications networks and network equipment. The Company’s product lines include: Network Information Computers (“NIC”), Network Access Agents (“NAA”), Optical Test Systems (“OTS”), and Optical Wavelength Managers (“OWM”). The Company’s products are sold worldwide to leading and emerging telecommunications service providers, telecommunications equipment manufacturers, equipment leasing companies and international distributors.

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

For the three months ended March 31, 2004, two (2) customers accounted for approximately 30.9% and 12.4% of total sales, respectively. No other customers accounted for more than 10% of sales.

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

We are concentrating on the products and technologies that we believe are most important to our customers. Subject to resolution of our working capital constraints, we plan to introduce enhancements to our product lines to support the telecommunications network evolution of the next generation protocols and services. These plans include the introduction of enhancements that support the convergence of the telecommunications and data communications networks and enhance our data communications network analysis capabilities. These enhancements will position us to meet growing global needs including global high-speed data service requirements.

During the fourth quarter of 2002, we acquired certain assets related to the OWM product line of LightChip, Inc., a Salem, N.H. based provider of components and subsystems for optical networks. We plan to complement the OWM product line of remote wavelength management solutions for dense wavelength division multiplexed ("DWDM") systems with our own NAA product line for centralized network testing and monitoring.

On November 5, 2002 we acquired certain assets related to the OTS product line of Tektronix, Inc. Since the acquisition, we have integrated this technology into our NIC product line.

We believe that these new products and product enhancements, strategic partnerships, and third-party distribution agreements will further complement our product portfolio and enable us to offer a broader range of products to our global customers.

Critical Accounting Policies

We believe that estimating valuation allowances and accrued liabilities are critical in that they are important to the portrayal of our financial conditions and results and they require difficult, subject and complex judgments that are often the result of estimates that are inherently uncertain. Specifically, we believe the following estimates to be critical:

- sales returns and other allowances;
- reserve for uncollectible accounts;
- reserve for excess and obsolete inventory;
- impairment of long-lived assets;
- warranty accrual; and
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

We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of March 31, 2004 was $0.3 million.

We also estimate the collectability of our accounts receivables. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of March 31, 2004 was $2.5 million, net of our estimated reserve for uncollectible accounts of approximately $0.6 million.

We estimate the amount of excess and obsolete inventory. We consider many factors when making our estimates, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products when evaluating the adequacy of the reserve for excess and obsolete inventory. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $6.9 million as of March 31, 2004, net of our estimated reserve for excess and obsolete inventory of $14.6 million.

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. These events and circumstances include decrease in market price of a long-lived asset, change in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize an impairment when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. We could be required to take an additional impairment charge in the future should our actual cash flows be less than forecasted. For the three months ended March 31, 2003 we recognized an impairment of long-lived assets totaling $3.3 million. As of March 31, 2004 a review of the carrying value of our long-lived assets and the probability of recovering such value indicated that no additional impairment charge was required.

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of March 31, 2004 was approximately $0.5 million.

We estimate the amount of liability the Company may incur as a result of pending litigation. Our estimate of legal liability is uncertain and is based on the size of the outstanding claims and an assessment of the merits of the claims. We have accrued $13.6 million for liability resulting from pending litigation as of March 31, 2004. See Part II Item 1 “Legal Proceedings” for information about certain legal proceedings.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. The following sets forth certain financial data as a percent of net sales:

	Percent of
	Net Sales for the
	Quarter Ended March 31,

	2004	2003

Net sales	100%	100%
Cost of goods sold	51	79

Gross profit	49	21

Operating expenses:
Engineering and development	34	183
Sales and marketing	40	174
General and administrative	21	177
Restructuring charges	1	61
Impairment of long-lived assets	-	204

Total operating expenses	96	799

Operating (loss)	(47)	(778)
Other (loss), net	(9)	(38)

Loss before income taxes	(56)	(816)
Benefit from income taxes	-

Net loss	(56)%	(816)%

Net Sales

Net sales for the quarter ended March 31, 2004, increased $2.8 million, or 172%, to $4.4 million from $1.6 million for the quarter ended March 31, 2003. The sales increase relates primarily to improved average selling prices as well as increased volume reflecting increased strength in the telecommunications market as well as a penetration into the government segment.

International sales for the quarter ended March 31, 2004, were approximately $1.6 million, or 36% of total sales as compared to approximately $86,000, or 5% of total sales for the quarter ended March 31, 2003.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2004 increased by approximately $1.0 million, or 76%, to approximately $2.3 million as compared to approximately $1.3 million for the quarter ended March 31, 2003. The increase in cost of goods sold for the quarter ended March 31, 2004 was primarily attributable to an increase in volume of units sold.

Gross Profit

Gross profit for the quarter ended March 31, 2004 increased by approximately $1.8 million, or 539%, to approximately $2.1 million from $335,000 for the quarter ended March 31, 2003. Gross margins for the first quarter of 2004 were 49% as compared to 21% for the first quarter ended March 31, 2003. The increased gross profit and gross margins are attributable to increased average selling prices as well as increased volume.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended March 31, 2004 decreased by approximately $1.5 million to $1.5 million from approximately $3.0 million for the quarter ended March 31, 2003. This decrease was primarily due to reductions in force implemented in 2003 and decreased spending on development efforts on the Company’s product lines resulting from the Company’s working capital constraints.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows, promotional materials, depreciation of demonstration units, and warranty expenses. Sales and marketing expenses for the quarter ended March 31, 2004 were $1.8 million, reflecting a decrease of approximately $1.0 million from the quarter ended March 31, 2003. This decrease was primarily related to reductions in force implemented in 2002 and 2003, closing of the branch offices in the first quarter of 2003 as well as decreased spending on travel and entertainment and marketing programs resulting from the Company’s cost containment efforts. Additionally, there was a decrease in depreciation expense. This decrease resulted from the return to CIT Technologies Corporation of 80% of the units, which were principally sales demonstration units, capitalized primarily under the 2002 sale-leaseback arrangements. For further discussion refer to Part II Item 1 “Legal Proceedings”. There was also a favorable adjustment in the first quarter of 2004 to sales and marketing expenses resulting from a favorable adjustment to the warranty reserve. In the quarter ended March 31, 2004 , the number of units under warranty decreased driving the favorable adjustment to the reserve. Other expenses that increased for the quarter ended March 31, 2004 versus 2003, included increased freight, and license fees associated with the shipment of units internationally for purposes of customer demonstrations.

General and Administrative

General and administrative expenses principally include salaries, professional fees, facility rentals, compensation and information systems related to general management functions. General and administrative expenses for the quarter ended March 31, 2004 decreased by approximately $2.0 million to $0.9 million from $2.9 million for the quarter ended March 31, 2003. The decrease is primarily attributable to reductions in force implemented 2003, reduced legal and professional fees, reduced business insurance expenses, reduced rent expense as a result of relocating the Massachusetts facility, and reductions in other discretionary spending resulting from the Company’s cost containment efforts. These decreases were offset in part by an increase in costs associated with the 2003 Annual Meeting of Shareholders held in the first quarter of 2004. No such expenses were incurred in the first quarter of 2003.

Restructuring Charges

In January 2002, the board of directors approved cost reduction initiatives aimed at reducing operating costs. These included a reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production for our product lines. All affected employees were terminated in January 2002 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of approximately $1.3 million in the first quarter of 2002. As of December 31, 2003, approximately $55,000 of this charge was payable to a former officer under the terms of the severance agreement. On January 1, 2004, an additional $100,000 of this charge became payable to the former officer. As a result of the Company’s working capital deficit, this $155,000 remained unpaid. This outstanding liability is classified in the financial statements in accounts payable and notes payable at March 31, 2004. Effective April 30, 2004, the Company entered into a settlement agreement related to this outstanding liability. See Note 9 to the Consolidated Condensed Financial Statements – Subsequent Events. All other liabilities associated with this charge have been satisfied at amounts approximating the original charge.

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

At March 31, 2004, approximately $32,000 of the January 2003 charge was due and payable to a former officer under the terms of the severance agreement. As a result of the Company’s working capital deficit, this liability remained unpaid. This liability is reflected in accounts payable at March 31, 2004. On May 6, 2004, the Company entered into a settlement agreement related to this outstanding liability. See Note 9 to the Consolidated Condensed Financial Statements – Subsequent Events. With the exception of approximately $20,000, which is expected to be paid in 2004, the remaining liabilities associated with the 2003 restructuring charges have been satisfied. In the first quarter of 2004, the workforce was further reduced and an additional $40,000 was charged to restructuring. At March 31, 2004, $4,000 of this restructuring charge remained unpaid.

The following table sets forth a summary of activity associated with the restructuring charges for the three month period ended March 31, 2004:
	Balance at			Balance at
	December 31,		Payments/	March 31,
	2003	Additions	Reductions	2004

	(in thousands)
Severance	$-	$40	$(36)	$4
Legal and other expenses	20	-	-	20

	$20	$40	$(36)	$24

Impairment of Property and Equipment

For the quarter ended March 31, 2003, the Company recorded a non-cash asset impairment charge of $3.3 million related to certain intangible assets and property and equipment acquired from Tektronix, Inc. in November 2002. The amount of the impairment was determined using estimates of future cash flows expected to be generated from sales of the OTS product line. The Company did not record a non-cash asset impairment charge during the three months ended March 31, 2004 as there were no events which occurred that required a measurement for impairment.

Other Income (Expense), net

Other expense for the quarter ended March 31, 2004 was $379,000 as compared to $615,000 for the quarter ended March 31, 2003. The decrease of approximately $236,000 is primarily attributable to a realized loss on investments in the quarter ended March 31, 2003 that did not occur in 2004 and income recognized in the quarter ended March 31, 2004 resulting from the forgiveness of debt associated with certain vendor settlements.

Provision for Income Taxes

No provision for income taxes was made for the three months ended March 31, 2004 or 2003 due to the Company’s net losses. Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief it is more likely than not that future tax benefits will not be realized as a result of current and future income.

Net Loss

Net loss for the quarter ended March 31, 2004 was approximately $2.5 million or $0.08 per diluted share compared with net loss of approximately $13.2 million or $0.42 per diluted share for the quarter ended March 31, 2003, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company’s unrestricted cash and cash equivalents was approximately $258,000, a decrease of approximately $54,000 from December 31, 2003. As of March 31, 2004, the Company’s working capital deficit was $27.8 million as compared to a working capital deficit of $25.9 million at December 31, 2003. For the three months ended March 31, 2004, the Company reported net loss of approximately $2.5 million and cash flows used by operations of approximately $2.7 million.   The Company had an accumulated deficit of approximately $104.9 million at March 31, 2004.

Beginning in the third quarter of 2001 and continuing through March 31, 2004, the Company has experienced significant losses.  The Company expects to continue to incur operating losses through at least the first half of 2004. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues.

As of the date of this report, the Company has insufficient short-term resources for the payment of its current liabilities.    In order to alleviate the Company’s working capital shortfall, the Company is attempting to raise financing.  Since February 2003, the Company has raised approximately $18.5 million from Optel, LLC and Optel Capital, LLC, entities controlled by the Company’s majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan (collectively “Optel”), pursuant to several secured promissory notes (the “Optel Notes”) (as further described in Note 8 – to the Consolidated Condensed Financial Statements – Related Party Transactions), of which approximately $17.5 million was outstanding at May 13, 2004.  The Optel Notes bear interest at a rate of 10%, mature on July 31, 2004, unless certain specified events occur accelerating their maturity, and are secured by a first priority security interest in substantially all of the assets of the Company pursuant to a separate security agreement between Optel and the Company.

On March 29, 2004, the Company received a letter from Optel confirming that Optel intends to continue to consider requests for funding and to make advances to the Company during the second fiscal quarter of 2004, on substantially similar terms and applying the same course of dealing as Optel has considered and advanced funds to the Company during the past six months.

Further, on May 12, 2004, the Company received a non-binding financing proposal from Optel, which the Company is reviewing. If consummated, this financing would provide funds to the Company for settlement of its remaining outstanding liabilities and for working capital purposes.

On April 7, 2003, CIT Technologies Corporation (“CIT”), the Company’s largest unsecured creditor, served the Company with a complaint in connection with a lawsuit commenced in the Circuit Court for Pinellas County, Florida.  This complaint was filed in connection with the non-payment of monies due for equipment provided under various lease agreements between CIT and the Company.  The complaint seeks, among other things, damages in excess of $16.5 million as well as the return of all leased equipment.  The Company disputes certain of the amounts claimed by CIT. The Company is attempting to resolve its disputes with CIT, however there can be no assurances the Company will be successful in resolving its dispute with CIT.  (See Part II – Item 1 "Legal Proceedings").

During 2003 and in the first quarter of 2004, the Company entered into settlement agreements with several of its creditors settling an aggregate of approximately $12.7 million of debts and claims for approximately $1.4 million.

The Company’s ability to meet cash requirements and maintain sufficient liquidity over the next twelve months is dependent on its ability to raise additional capital from Optel or raise additional capital from other sources, resolve the CIT legal action brought against it, restructure its outstanding indebtedness with Optel, which matures on Jul 31, 2004, maintain tight controls over spending, successfully negotiate extended payment terms with certain vendors, successfully achieve product release schedules, and attain forecasted sales objectives.

 If the Company is unable to secure adequate financing on terms acceptable it, to successfully renegotiate trade payables, resolve the outstanding legal action brought against it by CIT, or restructure its outstanding indebtedness with Optel, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term.  As of the date of this report, the Company is unaware of any funding source other than Optel that would be willing to provide future financing to the Company prior to the Company’s successful resolution of its litigation with CIT.

The Company cannot assure you that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability, that the profitability will be sustainable, that it will be able to resolve its litigation with CIT, that it will be able to avoid seeking bankruptcy protection, or that it will continue as a going concern.  As a result, our independent certified public accountants have included an explanatory paragraph for a going concern in their report for the year ending December 31, 2003 that was included in our Annual Report on Form 10-K filed on April 14, 2004.

Operating Activities

Net cash used by operating activities for the three months ended March 31, 2004 was approximately $2.7 million. This was primarily the result of the net loss of approximately $2.5 million on revenues of approximately $4.4 million. After adjusting the net loss for the three months ended March 31, 2004 in the amount of $586,000 for non-cash items that impacted the Consolidated Condensed Statement of Operations, including but not limited to depreciation and amortization, provision for uncollectible accounts, and restructuring charges, the result is a negative impact to cash of approximately $2.1 million. Accounts receivable, and prepaid expenses and other assets used operating cash for the three months ended March 31, 2004. Accounts receivable used operating cash of approximately $1.4 million on revenues of approximately $4.4 million. New billings to customers outpaced cash collections from customers which totaled approximately $3.0 million during the quarter. Prepaid expenses and other assets used operating cash of approximately $0.7 million which is attributable to an increase of approximately $0.2 million in prepaid inventory purchases, as well as an increase on approximately $0.5 million for prepaid business insurance. Accrued litigation charges used operating cash of approximately $0.6 million during the quarter as a result of settlement payments made in January to Arrow Electronics ($371,000) and in February to Zurich American ($231,000). Inventories, and accounts payable and accrued expenses provided operating cash for the three months ended March 31, 2004. Usage of on hand inventory provided operating cash of approximately $1.4 million. The cash provided by accounts payable and accrued expenses totaled approximately $0.6 million and resulted primarily from accrued but unpaid interest expenses totaling approximately $0.4 million, and an increase in accounts payable to vendors totaling approximately $0.2 million.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2004 was approximately $0.6 million. This was primarily the result of the payment of accrued litigation settlements discussed above which released restricted cash.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2004 was approximately $2.0 million. This was primarily the result of proceeds of $1.965 million from borrowings from Optel and proceeds of approximately $48,000 from the sale of common stock under the Company’s 2001 Stock Option Plan and the 1997 Employee Stock Purchase Plan.

Revolving Credit Facility

In April 2002, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Wachovia Bank (the “Bank”). The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company’s cash and cash equivalents and short-term investments. The advance rate varies between 80% and 95% and is dependent upon the composition and maturity of the available collateral. An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement has an initial term of three years. The Agreement may be terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank may terminate the Agreement at any time, without notice upon or after the occurrence of an event of default. At March 31, 2004, there were approximately $1.4 million of letters of credit outstanding under this facility secured by approximately $1.4 million of the Company’s cash and cash equivalents which were classified as restricted at March 31, 2004. The Company currently has no additional borrowing capacity under this facility.

Legal Proceedings

While the Company continues to attempt to resolve its outstanding litigation with CIT on terms favorable to the Company, and to make the payments required under its settlement agreements with other creditors, the Company currently has insufficient resources for the payment of its remaining outstanding liabilities and settlements owed to such creditors.

However, on March 29, 2004, Optel notified the Company that it intends to continue to consider the Company’s requests for further funding and to make advances to the Company through the second quarter of 2004.

Further, on May 12, 2004, the Company received a non-binding financing proposal from Optel, which the Company is reviewing. If consummated, this financing would provide funds to the Company for settlement of its remaining outstanding liabilities and for working capital purposes.

The Company currently has no source of financing other than Optel. There can be no assurance that the Company can raise additional financing, or that the Company will be able to resolve its litigation with CIT. If the Company is unable to obtain additional financing, is unable to resolve its litigation with CIT, or is unable to restructure its outstanding indebtedness with Optel, which matures on July 31, 2004, the Company expects that it will not have sufficient cash to fund its current working capital and capital expenditure requirements and may have no alternative but to seek bankruptcy protection. In addition, while the Company has successfully compromised and restructured its obligations with certain creditors, if the Company is unable to meet such restructured obligations on a timely basis, such compromised and restructured obligations may revert to their original amounts and terms. For a detailed description of the Company's ongoing litigation and settlement agreements with its creditors, see Part II – Item 1, "Legal Proceedings".

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are not exposed to material fluctuations in currency exchange rates because the majority of our sales and expenses are denominated in U.S. dollars. We are exposed to the impact of interest rate changes on our restricted cash investments, consisting of U.S. Treasury obligations and other investments in institutions with the highest credit ratings, all of which have maturities of three months or less. These short-term investments carry a degree of interest rate risk. We believe that the impact of a 10% increase or decline in interest rates would not be material to our investment income.

Item 4.   Controls and Procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

CIT Technologies Corporation

The Company and CIT Technologies Corporation (“CIT”) are in active discussions to settle their disputes and dismiss the pending litigation between them.  The parties have exchanged settlement documents and are in active negotiations.  However, there can be no assurance that the Company and CIT will settle their disputes and dismiss the litigation.

On April 7, 2003, CIT Technologies Corporation (“CIT”), the Company’s largest unsecured creditor, served the Company with a complaint in connection with a lawsuit commenced in the Circuit Court for Pinellas County, Florida.  This complaint was filed in connection with the non-payment of monies due for equipment provided under various lease agreements between CIT and the Company.  The complaint seeks, among other things, damages in excess of $16.5 million as well as the return of all leased equipment.

The Company disputes certain of the amounts claimed by CIT and is proceeding with the defense of its position in court.  The Company filed its Amended Answer, Affirmative Defenses, and Counterclaim wherein the Company asserted, among other things, that CIT is violating usury laws in connection with the agreements subject of the suit.  The Company is attempting to discuss and resolve its disputes with CIT.  A mediation was held on November 3, 2003, but the mediation was unsuccessful.  The state court issued an order directing the clerk of court to enter a writ of replevin in favor of CIT.  The writ of replevin entitles CIT to secure possession of the equipment subject of the agreements pending the outcome of the lawsuit.  To date, the Company has provided CIT approximately 80% of the units under lease with the remaining approximately 20% yet to be provided to CIT.

As stated above, the Company is in active negotiations to resolve its disputes with CIT and dismiss all litigation and the parties have exchanged settlement documents.   However, there can be no assurances that the Company and CIT will be successful in reaching a settlement and a dismissal of litigation.  At December 31, 2003 and March 31, 2004, the Company’s financial statements reflected a liability of   $13.6 million as an accrued litigation charge relating to this dispute.

Lightwave Drive, LLC

As described below, litigation between Lightwave Drive LLC and the Company has been dismissed.

As previously reported, in April 2003, Lightwave Drive, L.L.C. ("Landlord"), the landlord for the headquarters of the Company located at 15550 Lightwave Drive, Clearwater, Florida 33760 (the "Leased Property"), filed a complaint against the Company in the Sixth Judicial Circuit for Pinellas County, Florida, Case No. 0300241CI-15 (the "Lawsuit"), seeking eviction and monetary damages for unpaid rent and real estate taxes under the Lease Agreement between Landlord and the Company dated as of January 14, 1998, as amended (the "Lease").   In connection with the foregoing, on July 22, 2003, the Company and the Landlord entered into a Settlement and Lease Modification Agreement (the "Lease Modification Agreement" and together with the Lease, the “Lease Agreement”).  Under the terms of the Lease Modification Agreement, the Landlord agreed to forbear from pursuing the relief requested in the Lawsuit and the parties agreed to amend the Lease pursuant to the Lease Modification Agreement.  In connection with the foregoing settlement, the Landlord filed a Notice of Voluntary Dismissal Without Prejudice with respect to the lawsuit.  A detailed discussion of the Lease Modification Agreement is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The Company has paid its rent through March 2004. However, the Company currently has not made any further payments under the Lease as modified by the Lease Agreement.  As of May 13, 2004, the Company owes the rent for the months of April 2004 and May 2004, and as a result, the Company is in default under the Lease Agreement.  Under the terms of the Lease Agreement, the landlord has the right to draw down on the irrevocable standby letter of credit that secures the Lease, in the amount due and payable under the Lease.

The Company has received written notification from the Landlord that the Landlord is not presently claiming that the Company has committed an Event of Default under the Lease Agreement.  However, as a result of the Company’s non-payment of rent for April and May, the Landlord has the right, at any time, to declare an Event of Default under the Lease Agreement and exercise any of its rights and remedies thereunder.

Jabil Circuit, Inc.

As described below, litigation between Jabil Circuit, Inc. and the Company has been dismissed.

Effective as of May 11, 2004, the Company entered into a settlement agreement with Jabil Circuit, Inc. (“Jabil”) (the “Settlement Agreement”), which supersedes and controls over prior agreements, and resolves and settles certain disputes between them. Under the Settlement Agreement, the Company and Jabil have agreed to dismiss the two lawsuits filed by Jabil in 2003 and Jabil agreed to continue to provide manufacturing services to the Company.

As previously reported, in February 2003, Jabil terminated the manufacturing services agreement with the Company, and in March 2003, Jabil commenced an arbitration proceeding against the Company with the American Arbitration Association.  The arbitration was commenced in connection with the non-payment by the Company of amounts due under the manufacturing services agreement.  On May 21, 2003 (but effective as of May 1, 2003), the Company and Jabil entered into a forbearance agreement (the “Forbearance Agreement”) relating to Jabil’s claims against the Company in connection with the manufacturing services agreement. In addition, the company executed and delivered to Jabil two promissory notes in the aggregated original principal amount of approximately $5.6 million for certain unpaid accounts receivable and inventory for which the Company had not yet paid Jabil (the “Notes”).  A detailed discussion of the Forbearance Agreement is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.   Because the Company did not timely perform its obligations and defaulted under the Forbearance Agreement and the Notes, on October 7, 2003, Jabil filed two complaints in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, Case No. 03 9331 DIV 1 and Case No. 03 9332 DIV B with respect to the Notes seeking payment in full of the Notes (the “Jabil Actions”).

As stated above, effective as of May 11, 2004, the Company entered into a settlement agreement with Jabil (the “Settlement Agreement”), which supersedes and controls over the Forbearance Agreement, to resolve and settle certain disputes between them and to renew and modify the terms of the Notes.  Under the Settlement Agreement, the Company and Jabil have agreed to dismiss the two lawsuits filed by Jabil in 2003 and Jabil agreed to continue to provide manufacturing services to the Company.

 In addition, the Company (i) executed a renewal promissory note in the original principal amount of $3,011,404 to renew an existing promissory note in favor of Jabil for unpaid accounts receivable (the “Renewal A/R Note”) and (ii) executed a renewal promissory note in the original principal amount of $2,227,500 to renew a second existing promissory note in favor of Jabil for certain inventory for which the Company had not paid Jabil (the “Renewal Inventory Note” and, together with the Renewal A/R Note, the “Renewal Notes”).  Each of the Renewal Notes bears interest at a rate of six percent (6.0%) per year.  Under the Renewal A/R Note, Digital made a payment to Jabil of $100,000 on May 13, 2004 on the Renewal A/R Note, and is required to make a payment of $150,000 on each of July 1, 2004, October 1, 2004, January 1, 2005, April 1, 2005, July 1, 2005 and October 1, 2005 and a payment of all outstanding principal and interest on December 31, 2005.  Under the Renewal Inventory Note, Digital is required to make a payment of $400,000 on July 1, 2004, a $400,000 payment on October 1, 2004 and a payment of all outstanding principal and interest on December 31, 2005. If Digital or a third party pays for any amount due by Digital to Jabil for component inventory, work-in-process inventory, or finished goods inventory that exists and is in Jabil’s possession as of May 11, 2004, (the “Existing Inventory”), the amounts paid to Jabil will be credited to reduce the amount owed by Digital under the Renewal Inventory Note. Each of the Renewal Notes may be prepaid at any time and each of the Renewal Notes provides for the acceleration of all amounts due upon the occurrence of certain events of default described in the Renewal Notes.

Pursuant to the Settlement Agreement, the Company also placed a $1,121,000 purchase order with Jabil (the “Initial Purchase Order”) and made a cash payment on May 13, 2004 to Jabil in the amount of $1,391,000 for the following: (a) $170,000 for amounts due for recent purchase orders; (b) $100,000 as payment on the Renewal A/R Note; (c) $617,000 as a payment on the Renewal Inventory Note, provided that Digital will be given credit on the amount due on the Initial Purchase Order up to $617,000 to the extent that Existing Inventory is used to complete the Initial Purchase Order; and (d) $504,000 as a deposit on the Initial Purchase Order; provided, that if $617,000 of Existing Inventory is not used by Jabil to complete the Initial Purchase Order, Digital is required to pay an additional amount to Jabil on the Initial Purchase Order equal to $617,000 less the value of the Existing Inventory used by Jabil to complete the Initial Purchase Order.

Under the terms of the Settlement Agreement, Jabil agreed to reevaluate the Company’s financial condition as of January 2005 and to offer the Company credit terms similar to those offered by Jabil to other customers with a similar financial condition and business relationship with Jabil.  The Settlement Agreement also provides that the Company is required to prepay any non-cancelable portion of new inventory purchased by Jabil based on purchase orders issued by the Company for all purchase orders dated prior to January 1, 2005.

Plaut Sigma Solutions, Inc.

The Company has no litigation with Plaut Sigma Solutions, Inc.; however, the Company received, in October 2003, notification of default on payments due, as described below. The Company is actively seeking to reach a settlement with Plaut Sigma Solutions, Inc. (“Plaut”) and has recently reached an informal verbal agreement with Plaut with respect to settlement terms.  As of the date of this report, the Company and Plaut have exchanged settlement documents.

On July 15, 2003, the Company entered into letter agreements with Plaut with respect to outstanding payments due to Plaut under that certain document entitled “ Plaut Sigma Solutions, Inc. Presents a MYSAP.com Business Solution for Digital Lightwave, Inc.” dated May 30, 2002 in the amount of $360,630 (the “Consulting Letter Agreement”) and that certain Software End-User License Agreement dated May 30, 2002 in the amount of $83,120 (the “Maintenance Letter Agreement”, and together with the Consulting Letter Agreement, the “Letter Agreements”).  Under the Consulting Letter Agreement, the Company agreed to pay Plaut the full amount of the debt as follows: (i) upon execution of the Consulting Letter Agreement, a payment of $36,063 and (ii) on the first day of each calendar month beginning on October 1, 2003 through November 1, 2004, a payment equal to $23,183.  Under the Maintenance Letter Agreement, the Company agreed to pay Plaut the full amount of the debt as follows: (i) upon execution of the Maintenance Letter Agreement, a payment of $8,312 and (ii) on the first day of each calendar month beginning on August 1, 2003 through December 1, 2003, a payment equal to $14,962.  The Company was unable to make the October and November payments and is currently in default under the Letter Agreements.  On October 9, 2003, the Company received notification of default under the Letter Agreements from Plaut.  No further action has been taken by Plaut with respect to the notification of default.

As stated above, the Company is actively seeking to reach a settlement with Plaut and has recently reached an informal verbal agreement with Plaut with respect to settlement terms.

Other

The Company from time to time may be involved in various other lawsuits and actions by third parties arising in the ordinary course of business.  The Company is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders.

At the 2003 Annual Meeting of Stockholders of the Company held on February 12, 2004, the stockholders voted on two proposals. The first proposal was to re-elect Dr. Bryan J. Zwan, Gerald A. Fallon, and Robert F. Hussey and to elect Robert Moreyra to the board of directors of the Company. The following table sets forth the votes in such election:

Director	Votes For	Votes Withheld

Dr. Bryan J. Zwan	18,633,082	510,894

Gerald A. Fallon	18,956,110	187,866

Robert F. Hussey	18,633,343	510,633

Robert Moreyra	19,079,397	64,579

The second proposal was to ratify the appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ended December 31, 2003. The proposal received 19,076,364 affirmative votes, 26,485 votes against, and 41,127 abstentions.

Item 5.    Other Information

On April 19, 2004, the Company borrowed $500,000 from Optel Capital, LLC pursuant to a Secured Promissory Note (the “Note”). The Note bears interest at an annual rate of 10%, is secured by a first priority security interest in substantially all of the assets of the Company pursuant to the Fourteenth Amended and Restated Security Agreement dated as of April 19, 2004 and may be prepaid at any time. The Company intends to use the proceeds for general corporate and working capital purposes. The Note matures on July 31, 2004, unless certain specified events occur accelerating its maturity. The Company’s total indebtedness to Optel, LLC and Optel Capital, LLC, including the $1,400,00 borrowed by the Company from Optel Capital, LLC on May 13, 2004, as reported in the Company's current report on From 8-K filed with the Securities and Exchange Commission on May 13, 2004, is now approximately $17.5 million exclusive of accrued interest.

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits

A list of exhibits is set forth in the Exhibit Index found on page 30 of the report.

(b) Reports on Form 8-K.

(i)
Current Report on Form 8-K dated as of December 10, 2003, filed on January 28, 2004 pursuant to Item 5, reporting settlement with various unsecured creditors and claimants including ,among others, Arrow Electronics, Inc., Tektronix, Inc., and Micron Optics, Inc., loans from Optel Capital, LLC for the period December 31, 2003 through January 14, 2004 totaling $1,300,000.

(ii)
Current Report on Form 8-K dated as of February 13, 2004, filed on February 23, 2004 pursuant to Item 5, reporting the settlement with Zurich American Insurance Company f/k/a Fidelity and Deposit Company of Maryland, and a $665,000 loan from Optel Capital, LLC.

(iii)	Current Report on Form 8-K dated as of February 26, 2004, filed on March 15, 2004 pursuant to Item 5, reporting the appointment of Jeffrey S. Chisholm to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Digital Lightwave, Inc.
(Registrant)

By: /s/ JAMES GREEN

Chief Executive Officer and President
(Principal Executive Officer)

Date: May 17, 2004

By: /s/PATRICIA HAYES

Patricia Hayes
Chief Accounting Officer
(Principal Financial Officer)

Date: May 17, 2004

EXHIBIT INDEX

Exhibit Number	Description

10.1+	Secured Promissory Note dated April 19, 2004 between Digital Lightwave, Inc. and Optel Capital, LLC.
10.2+	Amended and Restated Security Agreement dated April 19, 2004 between Digital Lightwave, In. and Optel Capital, LLC.
10.3*+	Settlement Agreement between George J. Matz and Digital Lightwave, Inc. dated as of April 30, 2004.
10.4*+	Settlement Agreement between Glenn Dunlap and Digital Lightwave, Inc. dated as of May 6, 2004.

31.1+	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.
31.2+	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
32.1+	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.
+ Indicates such exhibit is filed herewithin.

