Form 10-Q
period 2004-06-30
DIGITAL LIGHTWAVE INC
filed 2004-08-16
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004,

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

000-21669

(Commission File Number)

Digital Lightwave, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	95-4313013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15550 Lightwave Drive Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)

(727) 442-6677

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the Registrant’s Common Stock as of August 10, 2004 was 34,172,602.

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2004

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50	$312
Restricted cash and cash equivalents	1,392	1,994
Accounts receivable, less allowance of $564 and $531 in 2004 and 2003, respectively	6,267	1,204
Notes receivable	366	366
Inventories, net	5,237	8,268
Prepaid expenses and other current assets	1,407	473

Total current assets	14,719	12,617
Property and equipment, net	3,236	4,247
Other assets	949	1,060

Total assets	$18,904	$17,924

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$5,493	$5,123
Accrued litigation charge	—	14,203
Notes payable to related party	24,850	13,635
Notes payable - current portion	1,694	5,586
Deferred gain on debt settlement	3,701	—

Total current liabilities	35,738	38,547
Notes payable other - long-term	3,227	—
Other long-term liabilities	417	517

Total liabilities	39,382	39,064

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued and outstanding 34,162,608 and 31,499,555 shares in 2004 and 2003, respectively	3	3
Additional paid-in capital	86,052	81,261
Accumulated deficit	(106,533)	(102,404)

Total stockholders’ equity (deficit)	(20,478)	(21,140)

Total liabilities and stockholders’ equity (deficit)	$18,904	$17,924

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Three Months Ended June 30,
	2004	2003
Net sales	$5,796	$1,673
Cost of goods sold	2,553	4,690

Gross profit (loss)	3,243	(3,017)

Operating expenses:
Engineering and development	1,681	1,956
Sales and marketing	2,259	2,317
General and administrative	899	2,155
Restructuring charges	—	80

Total operating expenses	4,839	6,508

Operating loss	(1,596)	(9,525)
Other loss, net	(67)	(572)

Loss before income taxes	(1,663)	(10,097)
Benefit from income taxes	—	—

Net loss	$(1,663)	$(10,097)

Per share of common stock:
Basic net loss per share	$(0.05)	$(0.32)

Diluted net loss per share	$(0.05)	$(0.32)

Weighted average common shares outstanding	32,278,334	31,469,415

Weighted average common and common equivalent shares outstanding	32,278,334	31,469,415

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Six Months Ended June 30,
	2004	2003
Net sales	$10,189	$3,289
Cost of goods sold	4,805	5,971

Gross profit (loss)	5,384	(2,682)

Operating expenses:
Engineering and development	3,193	4,919
Sales and marketing	4,034	5,126
General and administrative	1,800	5,017
Restructuring charges	40	1,071
Impairment of long-lived assets	—	3,302

Total operating expenses	9,067	19,435

Operating loss	(3,683)	(22,117)
Other loss, net	(447)	(1,187)

Loss before income taxes	(4,130)	(23,304)
Benefit from income taxes	—	—

Net loss	$(4,130)	$(23,304)

Per share of common stock:
Basic net loss per share	$(0.13)	$(0.74)

Diluted net loss per share	$(0.13)	$(0.74)

Weighted average common shares outstanding	31,943,775	31,445,581

Weighted average common and common equivalent shares outstanding	31,943,775	31,445,581

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(4,130)	$(23,304)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,205	1,946
Loss on disposal of property	34	16
Provision for uncollectible accounts	33	13
Provision for excess and obsolete inventory	—	3,400
Impairment of long lived assets	—	3,302
Restructuring charges	40	80
Compensation expense for stock option grants	—	75
Settlement of accounts payable and accrued litigation	(386)	—
Gain on settlement of debt	(207)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,096)	2,618
Decrease in inventories	3,062	1,397
Increase in prepaid expenses and other assets	(980)	(1,307)
Increase in accounts payable and accrued expenses	893	4,763
Decrease in accrued litigation charge	(5,802)	(2,510)

Net cash used in operating activities	(11,334)	(9,511)

Cash flows from investing activities:
Purchases of short-term investments	—	(2,400)
Proceeds from sale of short-term investments	—	1,002
Proceeds from the maturity of short-term investments	—	3,006
Decrease in restricted cash and cash equivalents	602	788
Purchases of property and equipment	(102)	(148)
Repayment of notes receivable	—	800

Net cash provided by investing activities	500	3,048

Cash flows from financing activities:
Proceeds from notes payable - related party	11,215	7,462
Principal payments on notes payable - related party	—	(962)
Proceeds from notes payable - other	—	47
Payments/settlements on notes payable - other	(734)	—
Proceeds from sale of common stock, net of expense	91	90
Principal payments on capital lease obligations	—	(199)

Net cash provided by financing activities	10,572	6,438

Net decrease in cash and cash equivalents	(262)	(25)
Cash and cash equivalents at beginning of period	312	612

Cash and cash equivalents at end of period	$50	$587

Other supplemental disclosures:
Cash paid for interest	$—	$100

Non-cash Transactions:
See Note 10 - Non-Cash Transactions

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Digital Lightwave, Inc. (the “Company”) designs, develops and markets a portfolio of portable and network-based products for installing, maintaining and monitoring fiber optic circuits and networks. Network operators and telecommunications service providers use fiber optics to provide increased network bandwidth to transmit voice and other non-voice traffic such as internet, data and multimedia video transmissions. The Company provides telecommunications service providers and equipment manufacturers with product capabilities to cost-effectively deploy and manage fiber optic networks. The Company’s product lines include: Network Information Computers (“NIC”), Network Access Agents (“NAA”), Optical Test Systems (“OTS”), and Optical Wavelength Managers (“OWM”). The Company’s wholly owned subsidiaries are Digital Lightwave (UK) Limited (“DLL”), Digital Lightwave Asia Pacific Pty, Ltd. (“DLAP”), and Digital Lightwave Latino Americana Ltda. (“DLLA”). DLL, DLAP, and DLLA provide international sales support. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company”, “Digital Lightwave”, “us,” “we,” “our,” etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the six month period ending June 30, 2004, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave’s Annual Report on Form 10-K for the year ended December 31, 2003.

Operational Matters

Through the six months ended June 30, 2004, the Company has entered into settlement agreements resolving substantially all of its previously reported litigation issues and disputes. These settlements include significant litigation actions with CIT Technologies Corporation and Jabil Circuits, Inc. and previously delinquent trade accounts payable. The Company obtained financing from Optel, LLC and Optel Capital, LLC, entities controlled by the majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan (collectively “Optel”) to fund these settlements and is currently in negotiations with Optel to restructure and consolidate such debt.

As of June 30, 2004, the Company’s unrestricted cash and cash equivalents totaled approximately $50,000, a decrease of approximately $262,000 from December 31, 2003. As of June 30, 2004, the Company’s working capital deficit was $21.0 million as compared to a working capital deficit of $25.9 million at December 31, 2003. For the six months ended June 30, 2004, the Company reported net loss of approximately $4.1 million and cash flows used by operations of approximately $11.3 million. The Company had an accumulated deficit of approximately $106.5 million at June 30, 2004.

Beginning in the third quarter of 2001 and continuing through June 30, 2004, the Company experienced significant operating losses. During this period, management undertook actions to reduce operating expenses and capital expenditures. These actions included restructuring operations to more closely align operating costs with revenues. Beginning in the second quarter of 2004, management initiated controlled spending plans to strengthen engineering and marketing and sales, consistent with the increase in net sales experienced during the first half of 2004.

Effective as of June 8, 2004, the Company entered into a settlement agreement (the “Mediation Settlement Agreement”) with CIT Technologies Corporation (“CIT”), which resolves and settles certain disputes between the Company and CIT. Under the Mediation Settlement Agreement, CIT received $5.2 million in cash, 2,500,000 shares of common stock of the Company and certain equipment subject to the original lease agreements between the Company and CIT. Further, CIT dismissed the lawsuit it filed in April 2003. CIT was previously the Company’s largest unsecured creditor and had been seeking damages in excess of $15.6 million. (See Note 4 – Legal Proceedings)

As of the date of this report, the Company continues to have insufficient short-term resources for the payment of its current liabilities. To alleviate this shortfall, during the first half of 2004, the Company consolidated its debt and creditors, and obtained financing to execute certain settlement agreements to resolve substantially all outstanding legal disputes, in addition to providing working capital financing. Since February 2003, the Company has borrowed approximately $26.2 million from Optel, pursuant to a series of secured promissory notes (the “Optel Notes”), of which approximately $25.3 million was outstanding at the date of this report. The Optel Notes are secured by a first priority security interest in substantially all of the assets of the Company and bear an interest rate of 10% per annum. As of July 31, 2004, the Optel Notes matured and became due and payable in full upon demand by Optel at any time. (See Note 8 – Related Party Transactions) On August 5, 2004, Optel provided written notice to the Company that it currently did not intend to demand payment under the Optel Notes, but that it reserved its right to demand payment at any time. (See Note 9 – Subsequent Events)

On May 12, 2004, the Company received a non-binding financing proposal from Optel to restructure its outstanding indebtedness with Optel. As of the date of this report, the Company and Optel are continuing to negotiate the terms of definitive agreements pursuant to the non-binding financing proposal received from Optel.

The Company’s ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on its ability to restructure its outstanding indebtedness with Optel. If the Company is unable to restructure its outstanding indebtedness with Optel, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term. As of the date of this report, Optel is the principal source of additional financing for the Company. Further, the Company is unaware of any funding source other than Optel that would be willing to provide current or future financing to the Company.

The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable or that it will continue as a going concern. As a result, our independent certified public accountants have included an explanatory paragraph for a going concern in their report for the year ending December 31, 2003, that was included in our Annual Report on Form 10-K filed on April 14, 2004.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the first quarter of 2003, the Company performed an impairment analysis related to the long-lived assets associated with the OTS product line. The impairment was calculated in accordance with the guidelines set forth in Financial Accounting Standards Board Statement Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and indicated future cash flows from the Company’s OTS product line were insufficient to cover the carrying value of the long-lived assets supporting the OTS product line. During the six months ended 2004, no impairment charges were recorded because there were no events which occurred that required a measurement for impairment.

Accrued Warranty

The Company provides its customers a warranty with each product sold which guarantees the reliability of the product for a period of one to three years. The Company’s policy for product warranties is to review the warranty reserve on a quarterly basis for specifically identified or new matters and to review the reserve for estimated future costs associated with any open warranty years. The reserve amount is an estimate based on historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. A change in these factors could result in a change in the reserve balance. Warranty costs are charged against the reserve when incurred.

The reconciliation of the warranty reserve is as follows:

	Six Months Ended June 30,
(In thousands)	2004	2003
Beginning balance	$678	$1,191
Adjustment to warranty provision	113	(248)
Cost of warranty services	(245)	(96)

Ending balance	$546	$847

Revenue Recognition

The Company derives its revenue from product sales. The Company recognizes revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured.

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

For sales made under an original equipment manufacturer (“OEM”) arrangement, delivery generally occurs when the product is delivered to a common carrier. OEM sales are defined as sales of Company products to a third party that will market the products under the third party’s brand.

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

Most sales arrangements do not generally include acceptance clauses. However, if a sales arrangement includes an acceptance clause, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the six-month periods ended June 30, 2003 and 2004, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 435,043 and 1,549,627 for the three months and six months ended June 30, 2004, respectively. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

	Three Months Ended June 30,
	2004	2003
Basic:
Weighted average common shares outstanding	32,278,334	31,469,415
Total basic	32,278,334	31,469,415

Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	32,278,334	31,469,415

	Six Months Ended June 30,
	2004	2003
Basic:
Weighted average common shares outstanding	31,943,775	31,445,581
Total basic	31,943,775	31,445,581

Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	31,943,775	31,445,581

Stock Based Compensation

At June 30, 2004, the Company had two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The stock-based compensation recorded in 2003 resulted from options issued to the Company’s Strategic Restructuring Advisor that is more fully described in Note 8 – Related Party Transactions. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 148, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share data)	2004	2003	2004	2003
Net Income (loss), as reported	$(1,663)	$(10,097)	$(4,130)	$(23,304)
Add: Stock-based employee compensation included in reported net income, net of related tax effects	—	38	—	75
Deduct: Total stock - based employee compensation expense determined under fair value based method for all awards	(855)	(2,369)	(1,846)	(1,646)

Pro forma net income (loss)	$(2,518)	$(12,428)	$(5,976)	$(24,875)

Earnings (loss) per share:
Basic-as reported	$(0.05)	$(0.32)	$(0.13)	$(0.74)
Basic pro-forma	$(0.08)	$(0.39)	$(0.19)	$(0.79)

Diluted-as reported	$(0.05)	$(0.32)	$(0.13)	$(0.74)
Diluted-proforma	$(0.08)	$(0.39)	$(0.19)	$(0.79)

During the quarter ended June 30, 2004, the Company granted options to purchase an aggregate of 387,500 shares of the Company’s common stock at a weighted average exercise price of $1.75 per share. These options, which vest quarterly over three years, were granted to employees and Directors under the Digital Lightwave, Inc. 2001 Stock Option Plan.

New Accounting Pronouncements

In January 2003, FASB Interpretation 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 (“FIN 46”) was issued. This Interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interests. All enterprises with variable interests in variable interest entities created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. A public entity with a variable interest in a variable interest entity created before February 1, 2003, shall apply the provisions of this Interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.

In December 2003, a revision to FIN 46 (“FIN 46R”) was published to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Under FIN 46R, a legal entity is considered a variable interest entity (“VIE”), with some exceptions if specific criteria are met, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if the reporting entity is not obligated to consolidate the VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. The effective date of the interpretation was modified under FIN 46R. A reporting entity is required to apply the provisions of FIN 46R to all VIEs that previously were subject to certain previously issued special purpose entity, or SPE, accounting pronouncements for all reporting periods ending after December 14, 2003. For all other VIEs, a reporting entity is required to adopt the provisions of FIN 46R for all reporting periods after May 15, 2004. The Company does not believe it has ownership in any variable interest entities as of June 30, 2004. The Company will apply the consolidation or disclosure requirements of this interpretation in future periods if it should own any interest deemed to be a VIE.

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

Reclassifications

Certain amounts relating primarily to accrued liabilities and warranty reserve and disclosures regarding proceeds from the sale and maturity of short-term investments in the March 31, 2003 financial statements have been reclassified to conform to the June 30, 2004 financial statement presentation.

2. BRANCH OFFICE CLOSINGS

During the quarter ended March 31, 2003, the Company closed sales offices located in Brazil, Singapore, India and Australia as part of restructuring efforts. There were no branch office closings in the first six months of 2004. (See Note 5 – Restructuring Charges)

3. INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
(In thousands)	2004	2003
Raw materials	$4,245	$4,925
Work-in-process	51	72
Finished goods	941	3,271

	$5,237	$8,268

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

On May 11, 2004, the Company and Jabil entered into a settlement agreement to resolve and settle certain disputes between the Company and Jabil, and Jabil agreed to continue to provide manufacturing services to the Company. As previously reported, on February 27, 2003, Jabil terminated the manufacturing services agreement and on March 19, 2003, commenced an arbitration proceeding against the Company seeking damages in excess of $6.8 million. On December 5, 2003, the Company entered into a manufacturing services letter agreement with Jabil specifying the terms under which Jabil would provide the Company with certain manufacturing services. The manufacturing services letter agreement expired on December 30, 2003, and the term of such letter agreement was extended through December 31, 2004. (See Note 4 – Legal Proceedings)

As of June 30, 2004 and 2003, inventories included approximately $1.4 million and $2.0 million, respectively, of trade-in products.

In 2003, the Company recorded approximately $4.0 million in provisions for excess and obsolete inventory (primarily in the second and fourth quarters) relating principally to its OTS and OWM inventory. When evaluating the adequacy of the reserve for excess and obsolete inventory, the Company analyzes current and expected sales trends, the amount of parts on-hand, the market value of parts on-hand and the viability and technical obsolescence of products and components. No additional reserves were taken in the first six months of 2004.

4. LEGAL PROCEEDINGS

CIT Technologies Corporation

As described below, litigation between CIT Technologies Corporation (“CIT”) and the Company has been dismissed.

Effective as of June 8, 2004, the Company entered into a settlement agreement (the “Mediation Settlement Agreement”) with CIT, which resolves and settles certain disputes between the Company and CIT. At December 31, 2003 and March 31, 2004, the Company’s financial statements reflected a liability of $13.6 million as an accrued litigation charge relating to this dispute. Under the Mediation Settlement Agreement, and in full satisfaction of all claims by CIT against the Company, CIT received $5.2 million in cash, 2,500,000 shares of common stock of the Company and certain equipment subject to the original lease agreements between the Company and CIT. Further, CIT dismissed the lawsuit it filed in April 2003.

As a result of the Mediation Settlement Agreement, the Company realized a gain of $3.7 million from debt forgiveness. This gain is contingent upon the timing of certain events the Company does not believe will occur and will expire during the third quarter of 2004. Accordingly, at June 30, 2004, the Company has reported in the balance sheet a deferred gain of $3.7 million, which will be recognized as income in the quarter ended September 30, 2004.

As previously reported, in April 2003, CIT, which had been the Company’s largest unsecured creditor, served the Company with a complaint in connection with a lawsuit commenced in the Circuit Court for Pinellas County, Florida. This complaint was filed in connection with the non-payment of monies due for equipment provided under various lease agreements between CIT and the Company. The complaint sought, among other things, damages in excess of $15.6 million as well as the return of all leased equipment. The Company disputed certain of the amounts claimed by CIT and proceeded with the defense of its position in court. The Company filed its Amended Answer, Affirmative Defenses, and Counterclaim wherein the Company asserted, among other things, that CIT violated usury laws in connection with the agreements subject of the suit. Mediation was held on November 3, 2003, but the mediation was unsuccessful. The state court issued an order directing the clerk of the court to enter a writ of replevin in favor of CIT. The writ of replevin entitled CIT to secure possession of the equipment subject of the agreements pending the outcome of the lawsuit. Through June 30, 2004, the Company had provided CIT approximately 80% of the units under lease. The Mediation Settlement Agreement satisfied any requirement to return any other equipment to CIT.

Lightwave Drive, LLC

As described below, litigation between Lightwave Drive, LLC (“Landlord”) for the headquarters of the Company located at 15550 Lightwave Drive, Clearwater, Florida 33760 (the “Leased Property”) and the Company has been dismissed.

As of the date of this report, the Company is current on all of its rental payment and real estate tax obligations owed in connection with the Leased Property.

As previously reported, in April 2003, the Landlord for the headquarters of the Company located at the Leased Property, filed a complaint against the Company in the Sixth Judicial Circuit for Pinellas County, Florida, Case No. 0300241CI-15 (the “Lawsuit”), seeking eviction and monetary damages for unpaid rent and real estate taxes under the Lease Agreement between the Landlord and the Company dated as of January 14, 1998, as amended (the “Lease”). In connection with the foregoing, on July 22, 2003, the Company and the Landlord entered into a Settlement and Lease Modification Agreement (the “Lease Modification Agreement” and together with the Lease, the “Lease Agreement”). Under the terms of the Lease Modification Agreement, the Landlord agreed to forbear from pursuing the relief requested in the Lawsuit and the parties agreed to amend the Lease pursuant to the Lease Modification Agreement. In connection with the foregoing settlement, the Landlord filed a Notice of Voluntary Dismissal Without Prejudice with respect to the lawsuit. A detailed discussion of the Lease Modification Agreement is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed April 14, 2004.

Jabil Circuit, Inc.

As described below, litigation between Jabil Circuit, Inc. (“Jabil”) and the Company has been dismissed.

Effective as of May 11, 2004, the Company entered into a settlement agreement (the “Settlement Agreement”) with Jabil, which supersedes and controls over prior agreements, and resolves and settles certain disputes between the Company and Jabil. Under the Settlement Agreement, the Company and Jabil have agreed to dismiss the two lawsuits filed by Jabil in 2003, and Jabil agreed to continue to provide manufacturing services to the Company. As part of the Settlement Agreement, the Company executed renewal promissory notes in favor of Jabil for unpaid accounts and certain inventory for which the Company had not paid. Further, the Company also placed additional purchase orders with Jabil and made cash payments to Jabil in conjunction with new purchase orders and as payments on the renewal notes.

At June 30, 2004, the combined value of notes payable to Jabil are reported in the balance sheet as current and long term portions of those notes payable approximating $1.6 million and $3.2 million, respectively. As a result of the Settlement Agreement, the Company realized a gain from debt forgiveness of approximately $0.5 million, of which $0.2 million is recognized in the current quarter as other income. The remaining $0.3 million is included as part of the restructured Jabil Notes (defined below) and is reported in the balance sheet as a component of debt, and will be amortized monthly as a reduction to interest expense through December 31, 2005.

In conjunction with the Settlement Agreement, the Company (i) executed a renewal promissory note in the original principal amount of $3,011,404 to renew an existing promissory note in favor of Jabil for unpaid accounts (the “Renewal A/R Note”) and (ii) executed a renewal promissory note in the original principal amount of $2,227,500 to renew a second existing promissory note in favor of Jabil for certain inventory for which the Company had not paid Jabil (the “Renewal Inventory Note” and, together with the Renewal A/R Note, the “Renewal Notes”). Each of the Renewal Notes bears interest at a rate of six percent (6.0%) per year. Under the Renewal A/R Note, Digital made a payment to Jabil of $100,000 on May 13, 2004, and is required to make a payment of $150,000 on each of July 1, 2004, October 1, 2004, January 1, 2005, April 1, 2005, July 1, 2005 and October 1, 2005 and a payment of all outstanding principal and interest on December 31, 2005. Under the Renewal Inventory Note, Digital is required to make a payment of $400,000 on July 1, 2004, a $400,000 payment on October 1, 2004 and a payment of all outstanding principal and interest on December 31, 2005. If Digital or a third party pays for any amount due by Digital to Jabil for component inventory, work-in-process inventory, or finished goods inventory that exists and is in Jabil’s possession as of May 11, 2004, (the “Existing Inventory”), the amounts paid to Jabil will be credited to reduce the amount owed by Digital under the Renewal Inventory Note. Each of the Renewal Notes may be prepaid at any time and each of the Renewal Notes provides for the acceleration of all amounts due upon the occurrence of certain events of default described in the Renewal Notes.

On July 1, 2004, the Company made a payment to Jabil of $550,000 to meet the requirement for the first installments due under the Renewal A/R Note and Renewal Inventory Note of $150,000 and $400,000, respectively.

Pursuant to the Settlement Agreement, the Company also placed a $1,121,000 purchase order with Jabil (the “Initial Purchase Order”) and made a cash payment on May 13, 2004 to Jabil in the amount of $1,391,000 for the following: (a) $170,000 for amounts due for recent purchase orders; (b) $100,000 as payment on the Renewal A/R Note; (c) $617,000 as a payment on the Renewal Inventory Note, provided that Digital will be given credit on the amount due on the Initial Purchase Order up to $617,000 to the extent that Existing Inventory is used to complete the Initial Purchase Order; and (d) $504,000 as a deposit on the Initial Purchase Order; provided, that if $617,000 of Existing Inventory is not used by Jabil to complete the Initial Purchase Order, Digital is required to pay an additional amount to Jabil on the Initial Purchase Order equal to $617,000 less the value of the Existing Inventory used by Jabil to complete the Initial Purchase Order. At June 30, 2004, the Company had obtained at least $0.6 million of existing inventory from Jabil.

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

As previously reported, in February 2003, Jabil terminated the manufacturing services agreement with the Company, and in March 2003, Jabil commenced an arbitration proceeding against the Company with the American Arbitration Association. The arbitration was commenced in connection with the non-payment by the Company of amounts due under the manufacturing services agreement. On May 21, 2003 (but effective as of May 1, 2003), the Company and Jabil entered into a forbearance agreement (the “Forbearance Agreement”) relating to Jabil’s claims against the Company in connection with the manufacturing services agreement. In addition, the company executed and delivered to Jabil two promissory notes in the aggregated original principal amount of approximately $5.6 million for certain unpaid accounts receivable and inventory for which the Company had not yet paid Jabil (the “Jabil Notes”). A detailed discussion of the Forbearance Agreement is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Because the Company did not timely perform its obligations and defaulted under the Forbearance Agreement and the Jabil Notes, on October 7, 2003, Jabil filed two complaints in the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, Case No. 03 9331 DIV 1 and Case No. 03 9332 DIV B with respect to the Jabil Notes seeking payment in full of the Jabil Notes.

As detailed above, on February 27, 2003, Jabil terminated the manufacturing services agreement and on March 19, 2003, commenced an arbitration proceeding against the Company seeking damages in excess of $6.8 million. On December 5, 2003, the Company entered into a manufacturing services letter agreement with Jabil specifying the terms under which Jabil would provide the Company with certain manufacturing services. The manufacturing services letter agreement expired on December 30, 2003, and the term of such letter agreement was extended through December 31, 2004.

Plaut Sigma Solutions, Inc.

As described below, the dispute between Plaut Sigma Solutions, Inc. and the Company has been resolved.

Effective as of May 26, 2004, the Company entered into a settlement agreement (the “Settlement and Renewal Agreement”) with Plaut Sigma Solutions, Inc. (“Plaut”), which resolves and settles certain disputes between the Company and Plaut. Under the Settlement and Renewal Agreement, the Company made a lump sum payment of $210,000 to Plaut in full and final satisfaction of all amounts owed by the Company to Plaut, which were previously included in accounts payable, and Plaut agreed to provide SAP Maintenance Services to the Company through December 31, 2004.

As previously reported, the Company had no litigation with Plaut; however, the Company received in October 2003 notification of default on payments due. On July 15, 2003, the Company entered into letter agreements with Plaut with respect to outstanding payments due to Plaut under that certain document entitled “Plaut Sigma Solutions, Inc. Presents a MYSAP.com Business Solution for Digital Lightwave, Inc.” dated May 30, 2002 in the amount of $360,630 (the “Consulting Letter Agreement”) and that certain Software End-User License Agreement dated May 30, 2002 in the amount of $83,120 (the “Maintenance Letter Agreement”, and together with the Consulting Letter Agreement, the “Letter Agreements”). Under the Consulting Letter Agreement, the Company agreed to pay Plaut the full amount of the debt as follows: (i) upon execution of the Consulting Letter Agreement, a payment of $36,063 and (ii) on the first day of each calendar month beginning on October 1, 2003 through November 1, 2004, a payment equal to $23,183. Under the Maintenance Letter Agreement, the Company agreed to pay Plaut the full amount of the debt as follows: (i) upon execution of the Maintenance Letter Agreement, a payment of $8,312 and (ii) on the first day of each calendar month beginning on August 1, 2003 through December 1, 2003, a payment equal to $14,962. The Company was unable to make the October and November payments and defaulted under the Letter Agreements. On October 9, 2003, the Company received notification of default under the Letter Agreements from Plaut. No further action was taken by Plaut with respect to the notification of default.

Employee Matters

As described below, the disputes between certain former employees and the Company have been resolved.

During the quarter ended June 30, 2004, the Company entered into settlement agreements with two former officers, George Matz and Dr. Glenn Dunlap. The settlements related to obligations outstanding and accrued for at March 31, 2004 for previously negotiated severance agreements approximating $155,000 and $32,000 for Mr. Matz and Dr. Dunlap, respectively.

Effective as of April 30, 2004, the Company entered into a settlement agreement with Mr. Matz. Under the terms of the settlement agreement, the Company agreed to engage Mr. Matz as a consultant through March 31, 2006 for a consulting fee of $50,000, of which $15,000 was paid on May 6, 2004, and the remainder of which is payable in (i) eleven monthly payments of $1,000 beginning May 31, 2004 and on the last day of each month thereafter through March 31, 2005, and (ii) twelve monthly payments of $2,000 beginning April 30, 2005 and on the last day of each month thereafter through March 31, 2006. In the event that the Company fails to make any monthly payment to Mr. Matz and the Company fails to cure such default within ten days from receipt of written notice of such default, then the total remaining unpaid amount of the consulting fee may be declared immediately due and payable at Mr. Matz’s option, and such unpaid amount shall bear interest from the date of occurrence of such default until such default is cured at a rate of 10% per annum. In addition, the Company granted Mr. Matz options to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.92 per share, which was the closing price of the Company’s common stock on April 30, 2004. These options were granted under the Company’s 2001 Stock Option Plan and vest quarterly over three years. The Company also agreed to provide Mr. Matz medical insurance coverage through April 30, 2006 at the Company’s expense. Further, the Company agreed Mr. Matz can apply for standard COBRA benefits for coverage after April 30, 2006 at Mr. Matz’s expense. In addition, the settlement agreement contained mutual releases.

Effective as of May 6, 2004, the Company entered into a settlement agreement with Dr. Dunlap whereby all claims, demands, liabilities and causes of action between Dr. Dunlap and the Company were settled for a lump sum payment of $25,000, which was paid upon execution of the settlement agreement. This settlement agreement terminated all previous agreements between Dr. Dunlap and the Company, but Dr. Dunlap retained the right to exercise an option to purchase 66,666 shares of the Company’s common stock at an exercise price of $1.42 per share through August 16, 2004. In addition, the settlement agreement contained mutual releases.

Other

The Company from time to time may be involved in various other lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations.

5. RESTRUCTURING CHARGES

In January 2002, the board of directors approved cost reduction initiatives aimed at reducing operating costs. These included a reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production for our product lines. All affected employees were terminated in January 2002 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of approximately $1.3 million in the first quarter of 2002 and reported it as an accrued liability. As of December 31, 2003, approximately $55,000 of this charge was payable to a former officer under the terms of the severance agreement. On January 1, 2004, an additional $100,000 of this charge became payable to the former officer. As a result of the Company’s working capital deficit, this $155,000 remained unpaid. Effective as of April 30, 2004, the Company entered into a settlement agreement related to this outstanding liability. (See Note 4 – Legal Proceedings, Employee Matters) All other liabilities associated with this charge have been satisfied at amounts approximating the original charge.

In January 2003, the board of directors approved two reductions in workforce totaling an additional 85 positions, or approximately 45% of the Company’s employment base. This included closing the Company’s sales offices in Brazil, Singapore, India and Australia. The Company recorded a restructuring charge of approximately $1.3 million related to the employment reduction. The total costs associated with the restructuring were expected to be paid by July 2003. Approximately $300,000 of previously recorded restructuring charges related to certain executive severance agreements were reversed in the first quarter of 2003 as the timeframe for the reimbursement of these costs expired. In March 2003, the board of directors approved another reduction in workforce of 12 positions and no restructuring charge was taken. In each of April 2003 and June 2003, the board of directors approved further reductions in workforce of five positions. As a result of these reductions, the Company recorded a restructuring charge of $80,000 for the second quarter of 2003. In September 2003, five positions were eliminated and in October 2003, an additional seven positions were eliminated.

At December 31, 2003, approximately $32,000 of the January 2003 charge was due and payable to a former officer under the terms of the severance agreement and was reflected in accounts payable. Effective as of May 6, 2004, the Company entered into a settlement agreement related to this outstanding liability. (See Note 4 – Legal Proceedings, Employee Matters) In the first quarter of 2004, the workforce was further reduced and an additional $40,000 was charged to restructuring. At March 31, 2004, $4,000 of this restructuring charge remained unpaid. The remaining $4,000 restructuring charges were paid during the quarter ended June 30, 2004. With the exception of approximately $20,000, which is expected to be paid in 2004, the remaining liabilities associated with the 2003 restructuring charges have been satisfied. The following table sets forth a summary of activity associated with the restructuring charges for the six-month period ended June 30, 2004:

(In thousands)	Balance at December 31, 2003	Additions	Payments & Reductions	Balance at June 30, 2004

Severance	$15	$40	$(40)	$15
Legal and other expenses	5	—	—	5

	$20	$40	$(40)	$20

6. COMMITMENTS

At June 30, 2004, the Company had non-cancelable purchase order commitments, which have been paid, to purchase certain inventory items totaling approximately $1.2 million, substantially all placed with Jabil Circuits, Inc. in conjunction with contract manufacturing services.

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

At June 30, 2004, there was approximately $1.4 million of letters of credit outstanding under this facility collateralized by approximately $1.4 million of the Company’s cash and cash equivalents, which were classified as restricted at June 30, 2004. The Company currently has no additional borrowing capacity under this facility.

8. RELATED PARTY TRANSACTIONS

In February 2001, James Green, the current chief executive officer of the Company, borrowed $200,000 from the Company. This loan bears interest at the prime rate plus one percent (1.0%) with the principal sum and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of Mr. Green’s stock holdings or on the date of termination of Mr. Green’s employment with the Company. This loan is collateralized by Mr. Green’s stock holdings in the Company and future cash bonuses which may become payable.

In April 2002, Mr. Green borrowed an additional $175,000 from the Company. On April 12, 2002, this borrowing was combined with the previous note of $200,000 plus accrued interest of approximately $16,000 into one note with a principal balance of approximately $391,000, which is classified in notes receivable. This loan bears interest at 8.0% with the principal and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of Mr. Green’s stock holdings or on the date of termination of Mr. Green’s employment with the Company. This loan is collateralized by Mr. Green’s stock holdings in the Company, future cash bonuses which may become payable and a second lien on Mr. Green’s residence.

Effective August 1, 2003, $50,000 a year of Mr. Green’s annual salary is being used to repay the April 12, 2002 note discussed above. This repayment is deducted proportionally each pay period. The repayments are first being applied to accrued interest. As of June 30, 2004, the outstanding balance, reflecting a voluntary prepayment of $25,000 made during the fourth quarter of 2002 and regular monthly payments beginning August 2003, was approximately $366,000 exclusive of accrued interest of approximately $20,500.

On January 23, 2003, Robert Hussey, a director of the Company, was appointed Strategic Restructuring Advisor, effective as of December 1, 2002. In connection with such appointment, Mr. Hussey was granted options to purchase 100,000 shares of the Company’s common stock, vesting quarterly over a three-year period, at an exercise price of $1.28 per share, which was the market price of the Company’s common stock on the date of the grant. In addition, Mr. Hussey received service fees of $182,500 for the period from December 2002 through December 31, 2003. As of December 2003, Mr. Hussey no longer receives a monthly service fee.

From February 2003 and through the date of this report, the Company has borrowed approximately $26.2 million from Optel, LLC and Optel Capital, LLC, entities controlled by the Company’s majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan (collectively “Optel”) pursuant to several secured promissory notes (the “Optel Notes”) of which approximately $25.3 million plus accrued and unpaid interest remains outstanding. All of the Optel Notes bear interest at an annual rate of 10%, are secured by a first priority interest in substantially all of the assets of the Company pursuant to a security agreement and may be prepaid at any time. The Optel Notes matured and became due and payable in full upon demand by Optel at any time beginning on July 31, 2004. The following table shows the dates and principal amounts of each Optel Note.

Date	Principal Amount of Note
February 14, 2003	$800,000
February 26, 2003	650,000
March 28, 2003	450,000
February 28, 2003 (1)	961,710
April 2, 2003	60,000
April 29, 2003	500,000
May 14, 2003	400,000
May 19, 2003	620,000
May 29, 2003	520,000
June 12, 2003	500,000
June 26, 2003	2,000,000
July 14, 2003	500,000
July 22, 2003	1,000,000
July 29, 2003	500,000
August 14, 2003	1,000,000
September 11, 2003	350,000
November 13, 2003	500,000
November 24, 2003	900,000
December 10, 2003	240,000
December 12, 2003	480,000
December 19, 2003	500,000
December 30, 2003	165,000
December 31, 2003	1,000,000
January 14, 2004	300,000
February 13, 2004	665,000
March 12, 2004	350,000
March 30, 2004	650,000
April 19, 2004	500,000
May 13, 2004	1,400,000
May 19, 2004	900,000
June 8, 2004	5,200,000
June 11, 2004	250,000
June 15, 2004	1,000,000
August 12, 2004	400,000

(1)	On March 5, 2003, the Company repaid the entire balance due under this note.

As of July 31, 2004, the Optel Notes matured and became due and payable in full upon demand by Optel at any time. On August 5, 2004, Optel provided the Company written notice that it currently did not intend to demand payment under the Optel Notes, but that it has reserved its right to demand payment at any time. (See Note 9 – Subsequent Events)

On May 12, 2004, the Company received a non-binding financing proposal from Optel to restructure its outstanding indebtedness with Optel. As of the date of this report, the Company and Optel are continuing to negotiate the terms of definitive agreements pursuant to the non-binding financing proposal received from Optel.

9. SUBSEQUENT EVENTS

Maturity of Optel Notes Payable

On July 31, 2004, all of the outstanding debt owed by the Company to Optel, LLC and Optel Capital, LLC (collectively, “Optel”) pursuant to those certain several secured promissory notes issued by the Company in favor of Optel (the “Optel Notes”), equal to approximately $25.3 million plus accrued and unpaid interest, matured and became due and payable in full upon demand by Optel at any time. On August 5, 2004, Optel provided the Company written notice that it currently did not intend to demand payment under the Optel Notes, but that it reserved its right to demand payment at any time. Optel and the Company are currently in negotiations to restructure its outstanding debt evidenced by the Optel Notes.

10. NON-CASH TRANSACTIONS

During the six months ending June 30, 2004, the Company completed litigation settlements representing $14.2 million of accrued litigation liabilities reported at December 31, 2003. Related to the CIT settlement, the Company paid $5.2 million in cash and recorded a non-cash deferred gain of $3.7 million, and an increase of $4.7 million to additional paid-in capital related to the issuance of 2,500,000 shares of common stock to CIT. The Company paid $0.4 million in cash related to certain other litigation settlements.

Further, the Jabil settlement, also completed in the six months ending June 30, 2004, resulted in a $0.3 reduction in accounts payable and accrued expenses and a net increase of $0.1 million to notes payable. In the six months ended June 30, 2003, a settlement completed with Jabil resulted in a $1.1 million increase to prepaid assets for future inventory purchases, a reduction of $4.5 million in accounts payable, and a $5.6 million increase in notes payable.

During the six months ending June 30, 2003, the Company incurred deferred compensation expenses associated with stock option grants of approximately $62,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Executive Summary

Through the six months ended June 30, 2004, the Company has entered into settlement agreements resolving substantially all of its previously reported litigation issues and disputes. The Company obtained financing from Optel, LLC and Optel Capital, LLC, entities controlled by the majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan (collectively “Optel”) to fund these settlements.

As of the date of this report, the Company has insufficient short-term resources for the payment of its current liabilities. Since February 2003, the Company has borrowed approximately $26.2 million from Optel, pursuant to several secured promissory notes (the “Optel Notes”), of which approximately $25.3 million plus accrued and unpaid interest was outstanding. The Optel Notes are secured by a first priority security interest in substantially all of the assets of the Company pursuant to a separate security agreement between Optel and the Company and bear an interest rate of 10% per annum. (See Note 8 – Related Party Transactions)

As of July 31, 2004, the Optel Notes matured and became due and payable in full upon demand by Optel at any time. On August 5, 2004, Optel provided the Company written notice that it currently did not intend to demand payment under the Optel Notes, but that it reserved its right to demand payment at any time. (See Note 9 – Subsequent Events)

The industry downturn, which began in 2001, is continuing its recovery. For the six months of 2004, Company sales increased 210% as compared to same period in 2003. During the first half of 2004, new order bookings more than doubled when compared with each of the first two quarters from the prior year. Further, new order bookings for the quarter ended June 30, 2004 exceeded revenue, representing the sixth consecutive quarter where bookings exceeded revenue. We believe these results reflect the general improvement in capital spending by the telecommunications carriers and equipment manufacturers.

During 2003, the Company reduced its workforce by 119 employees and focused on controlling expenses by reducing operating expenses in all areas. The results of these efforts are seen in 2004 first half results as compared to the first six months of 2003; general and administrative expenses were down 64%, engineering and development expenses were lower by 35%, and sales and marketing expenses were reduced 21%.

Despite the increase in revenue and the reduction in operating expenses, net operating losses that started in the third quarter of 2001 have continued. Accordingly, the Company can give no assurance as to whether its revenues will return to previous levels, when it will generate positive cash flows from operations, when it will return to profitability or whether it will be able to continue as a going concern.

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

The Company’s net sales are generated from sales of its products less an estimate for customer returns. We expect that the average selling price (“ASP”) of our products will fluctuate based on a variety of factors, including market demand, product configuration, potential volume discounts to customers, the timing of new product introductions and enhancements and the introduction of competitive products. Because the cost of goods sold tends to remain relatively stable for any given product, fluctuations in the ASP may have a material adverse effect on our business, financial condition and results of operations.

For the six months ended June 30, 2004, two (2) customers accounted for approximately 24.5% and 12.4% of total sales, respectively. No other customers accounted for more than 10% of sales.

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

During the fourth quarter of 2002, we acquired certain assets related to the OWM product line of LightChip, Inc., a Salem, New Hampshire-based provider of components and subsystems for optical networks. Since that time, we have complemented the OWM product line of remote wavelength management solutions for dense wavelength division multiplexed (“DWDM”) systems with our own NAA product line for centralized network testing and monitoring.

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

Critical Accounting Policies

We believe that estimating valuation allowances and accrued liabilities are critical in that they are important to the portrayal of our financial conditions and results and they require difficult, subject and complex judgments that are often the result of estimates that are inherently uncertain. Specifically, we believe the following estimates to be critical:

•	sales returns and other allowances;

•	reserve for uncollectible accounts;

•	reserve for excess and obsolete inventory;

•	impairment of long-lived assets;

•	warranty accrual; and

•	assessment of the probability of the outcome of any litigation.

We make significant judgments and estimates and assumptions in connection with establishing the above-mentioned valuation allowances. If we made different judgments or used different estimates or assumptions for establishing such amounts, it is likely that the amount and timing of our revenue or operating expenses for any period would be materially different.

We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of June 30, 2004 was $0.3 million.

We also estimate the collectability of our accounts receivables. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of June 30, 2004 was $6.3 million, net of our estimated reserve for uncollectible accounts of approximately $0.6 million.

We estimate the amount of excess and obsolete inventory. When evaluating the reserve for excess and obsolete inventory, we consider many factors, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $5.2 million as of June 30, 2004, net of our estimated reserve for excess and obsolete inventory of $16.4 million.

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. These events and circumstances include decrease in market price of a long-lived asset, change in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize an impairment when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. We could be required to take an additional impairment charge in the future should our actual cash flows be less than forecasted. For the three months ended March 31, 2003 we recognized an impairment of long-lived assets totaling $3.3 million. As of June 30, 2004 a review of the carrying value of our long-lived assets and the probability of recovering such value indicated that no additional impairment charge was required.

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of June 30, 2004 was approximately $0.5 million.

We estimate the amount of liability the Company may incur as a result of pending litigation. As of June 30, 2004, substantially all previously reported litigation and disputes have been settled and resolved. Accordingly, there is no accrual for pending litigation at June 30, 2004. See Part II Item 1 “Legal Proceedings” for information about certain legal proceedings.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter and six months ended June 30, 2004 compared to the quarter and six months ended June 30, 2003. The following sets forth certain financial data as a percent of net sales:

	Percent of Net Sales for the Quarter Ended June 30,		Percent of Net Sales for the Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	100%	100%	100%	100%
Cost of goods sold	44	280	47	182

Gross profit (loss)	56	(180)	53	(82)

Operating expenses:
Engineering and development	29	117	31	150
Sales and marketing	39	138	40	156
General and administrative	16	129	18	153
Restructuring charges	—	5	—	33
Impairment of long-lived assets	—	—	—	100

Total operating expenses	84	389	89	592

Operating (loss)	(28)	(569)	(36)	(674)
Other income (loss), net	(1)	(34)	(4)	(36)

Income (loss) before income taxes	(29)	(603)	(40)	(710)
Benefit from income taxes	—	—	—	—

Net Income (loss)	(29)%	(603)%	(40)%	(710)%

Net Sales

Net sales for the quarter ended June 30, 2004, increased $4.1 million, or 246%, to $5.8 million from $1.7 million for the quarter ended June 30, 2003. The sales increase related primarily to increased volume reflecting increased strength in the telecommunications market, as well as improved average selling prices for new technology features.

International sales for the quarter ended June 30, 2004, were approximately $2.3 million or 40% of net sales as compared to approximately $0.4 million, or 24% of net sales for the quarter ended June 30, 2003.

Net sales for the six months ended June 30, 2004, increased $6.9 million, or 210%, to $10.2 million from $3.3 million for the six months ended June 30, 2003. The sales increase related primarily to increased volume reflecting increased strength in the telecommunications market, as well as improved average selling prices for new technology features.

International sales for the six months ended June 30, 2004, were approximately $3.9 million, or 38% of net sales as compared to approximately $0.5 million, or 15% of net sales for the six months ended June 30, 2003.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2004 totaled approximately $2.6 million or 44% of net sales as compared to $4.7 million or 280 % of net sales for the quarter ended June 30, 2003. During the quarter, the Company recognized a benefit of $0.6 million as part of the legal settlement with Jabil Circuits, Inc., whereby inventory that was written off at December 31, 2003 was shipped in the period, which reduced cost of sales by that amount. This benefit was offset by an inventory adjustment of $0.6 million. Cost of sales in the comparable prior year period included reserve adjustments totaling $3.4 million for the quarter ended June 30, 2003. The increase in cost of sales of approximately $1.3 million, excluding charges for inventory adjustments and reserves, reflects the corresponding increase in product shipments. The reduction in cost of sales as a percent of net sales, excluding charges for inventory adjustments and reserves, from 77% to 45% for the quarters ended June 30, 2003 and 2004, respectively, was due primarily to higher volumes, the corresponding overhead absorption and improved average selling prices for new technology features.

Cost of goods sold for the six months ended June 30, 2004 totaled approximately $4.8 million, or 47% of net sales as compared to $6.0 million, or 182% of net sales for the six months ended June 30, 2003. During the six months ended June 30, 2004, the Company recognized a benefit of $0.6 million resulting from the settlement with Jabil Circuits, Inc. as described above, offset by an inventory adjustment of $0.6 million. During the prior year, cost of sales included charges for inventory reserve adjustments totaling $3.4 million for the six months ended June 30, 2003. The increase in cost of sales of approximately $2.2 million, excluding charges for inventory adjustments and reserves, reflects the corresponding increase in product shipments. The reduction in cost of sales as a percent of net sales, excluding charges for inventory adjustments and reserves, from 78% to 48% for the six months ended June 30, 2003 and 2004, respectively, was due primarily to higher volumes, the corresponding overhead absorption and improved average selling prices for new technology features.

Gross Profit

Gross profit for the second quarter ended June 30, 2004 increased by approximately $6.2 million to approximately $3.2 million or 56% of net sales, from a loss of $3.0 million for the quarter ended June 30, 2003. Gross profit for the second quarter of 2004 was impacted by a benefit of $0.6 million resulting from the settlement with Jabil Circuits, Inc., whereby inventory that was written off at December 31, 2003 was shipped in the period, which increase gross profit by that amount. This benefit was offset by an inventory adjustment of $0.6 million. During the quarter ended June 30, 2003, gross profit was negatively impacted by a $3.4 million provision for excess and obsolete inventory. The increase in gross profit of approximately $2.8 million, excluding charges for inventory adjustments and reserves, reflects the corresponding increase in product shipments. The increase in gross margin, excluding charges for inventory adjustments and reserves, from 23% to 55% for the quarters ended June 30, 2003 and 2004, respectively, was due primarily to higher volumes, the corresponding overhead absorption and improved average selling prices for new technology features.

Gross profit for the six-month period ended June 30, 2004 increased by approximately $8.0 million to approximately $5.4 million or 53% of sales from a loss of $2.7 million for the six months ended June 30, 2003. Gross profit for the second quarter of 2004 was impacted by a benefit of $0.6 million resulting from the settlement with Jabil Circuits, Inc., offset by an inventory adjustment of $0.6 million. During the quarter ended June 30, 2003, gross profit was negatively impacted by a $3.4 million provision for excess and obsolete inventory. The increase in gross profit of approximately $4.6 million, excluding charges for inventory adjustments and reserves, reflects the corresponding increase in product shipments. The increase in gross margin, excluding charges for inventory adjustments and reserves, from 21% to 52% for the quarters ended June 30, 2003 and 2004, respectively, was due primarily to higher volumes, the corresponding overhead absorption and improved average selling prices for new technology features.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended June 30, 2004 decreased by approximately $0.3 million to $1.7 million from approximately $2.0 million for the quarter ended June 30, 2003. Engineering and development expenses for the six months ended June 30, 2004 decreased by approximately $1.7 million to $3.2 million from $4.9 million for the six months ended June 30, 2003. This decrease was primarily due to reductions in force implemented in 2003 and decreased spending resulting from the Company’s working capital constraints. As net sales increased for the second consecutive quarter for the six months ending June 30, 2004, the Company began implementing controlled spending initiatives to further the development of technologies and corresponding new products.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows, promotional materials, depreciation of demonstration units, and warranty expenses. Sales and marketing expenses for the quarter ended June 30, 2004 were $2.3 million, approximating the same spending level for the quarter ended June 30, 2003. Sales and marketing expenses for the six months ended June 30, 2004 totaled $4.0 million, a decline of approximately $1.1 million from $5.1 million for the six-month period ending June 30, 2003. The decrease from 2003 reflects lower spending related to reductions in force implemented in 2002 and 2003, the closing of branch offices in 2003 and decreased spending on travel and entertainment and marketing programs resulting from the Company’s cost containment efforts. There was also a favorable adjustment in the first quarter of 2004 to sales and marketing expenses resulting from a reduction in the warranty reserve. Other expenses that increased for the six months ended June 30, 2004 versus 2003, reflecting the increase in sales volume included increased freight, sales commissions and trade show costs.

General and Administrative

General and administrative expenses principally include salaries, professional fees, facility rentals, compensation and information systems related to general management functions. General and administrative expenses for the quarter ended June 30, 2004 decreased by approximately $1.3 million to $0.9 million from $2.2 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004, general and administrative expenses decreased $3.2 million to $1.8 million from $5.0 million for the six-month period ended June 30, 2003.

The decreases in spending are primarily attributable to reductions in force implemented during 2003, reduced legal and professional fees, reduced business insurance expenses, reduced rent expense as a result of relocating the Massachusetts facility, and reductions in other discretionary spending resulting from the Company’s cost containment efforts. These decreases were offset in part by an increase in costs associated with the occurrence of the 2003 Annual Meeting of Stockholders, which was held in the first quarter of 2004. No such expenses were incurred in the first quarter of 2003.

Impairment of Long-Lived Assets

For the quarter ended March 31, 2003, the Company recorded a non-cash asset impairment charge of $3.3 million related to certain intangible assets and property and equipment acquired from Tektronix, Inc. in November 2002. The amount of the impairment was determined using estimates of future cash flows expected to be generated from sales of the OTS product line. The Company did not record a non-cash asset impairment charge during the six months ended June 30, 2004, because there were no events which occurred that required a measurement for impairment during that period.

Other Loss, net

Other loss, net for the quarter ended June 30, 2004 was $67,000 as compared to an other loss, net of $0.6 million for the quarter ended June 30, 2003. The decrease of approximately $0.5 million is primarily attributable to the forgiveness of debt associated with certain vendor settlements, including Jabil Circuits, Inc. for approximately $0.2 million and settlements resulting in debt forgiveness for various trade accounts payable of $0.3 million.

Other loss, net for the six months ended June 30, 2004 totaled $0.4 million, a decrease of $0.7 million as compared to an other loss, net of $1.2 million for the six months ended June 30, 2003.

As a result of the settlement agreement with CIT Technologies Corporation, the Company realized a gain of $3.7 million from debt forgiveness. This gain was deferred as it is contingent upon the timing of certain events that will be completed during the third quarter of 2004. Accordingly, the $3.7 million gain will be recognized as other income, net in the quarter ended September 30, 2004.

Provision for Income Taxes

No provision for income taxes was made for the three and six-month periods ending June 30, 2004 and 2003 due to the Company’s expected annual net losses. Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief it is more likely than not that future tax benefits will not be realized as a result of future income.

Net Loss

Net loss for the quarter ended June 30, 2004 was approximately $1.7 million or $0.05 per diluted share compared with net loss of approximately $10.1 million or $0.32 per diluted share for the quarter ended June 30, 2003, for the reasons discussed above. Net loss for the six months ended June 30, 2004 approximated $4.1 million or $0.13 on a per diluted share basis compared to a net loss for the six months ended June 30, 2004 of $23.3 million or $0.74 per diluted share, for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company’s unrestricted cash and cash equivalents totaled approximately $50,000, a decrease of approximately $262,000 from December 31, 2003. As of June 30, 2004, the Company’s working capital deficit was $21.0 million as compared to a working capital deficit of $25.9 million at December 31, 2003. For the six months ended June 30, 2004, the Company reported net loss of approximately $4.1 million and cash flows used by operations of approximately $11.3 million. The Company had an accumulated deficit of approximately $106.5 million at June 30, 2004.

Beginning in the third quarter of 2001 and continuing through June 30, 2004, the Company experienced significant operating losses. During this period, management undertook actions to reduce operating expenses and capital expenditures. These actions included restructuring operations to more closely align operating costs with revenues. Beginning in the second quarter of 2004, management initiated controlled spending plans to strengthen engineering and marketing and sales, consistent with the increase in net sales experienced during the first half of 2004.

As of the date of this report, the Company continues to have insufficient short-term resources for the payment of its current liabilities. To alleviate this shortfall, during the first half of 2004, the Company consolidated its debts and creditors, and obtained financing to execute certain settlement agreements to resolve substantially all outstanding legal disputes, in addition to providing working capital financing. Since February 2003, the Company has borrowed approximately $26.2 million from Optel, pursuant to a series of secured promissory notes (the “Optel Notes”), of which approximately $25.3 million plus accrued and unpaid interest was outstanding at the date of this report. The Optel Notes are secured by a first priority security interest in substantially all of the assets of the Company and bear an interest rate of 10% per annum. (See Note 8 – Related Party Transactions)

As of July 31, 2004, the Optel Notes matured and became due and payable in full upon demand by Optel at any time. On August 5, 2004, Optel provided the Company written notice that it currently did not intend to demand payment under the Optel Notes, but that it reserved its right to demand payment at any time. (See Note 9 – Subsequent Events)

On May 12, 2004, the Company received a non-binding financing proposal from Optel to restructure its outstanding indebtedness with Optel. As of the date of this report, the Company and Optel are continuing to negotiate the terms of definitive agreements pursuant to the non-binding financing proposal received from Optel.

The Company’s ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on its ability to restructure its outstanding indebtedness with Optel. If the Company is unable to restructure its outstanding indebtedness with Optel, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term. As of the date of this report, Optel is the principal source of additional financing for the Company. Further, the Company is unaware of any funding source other than Optel that would be willing to provide current or future financing to the Company.

Effective as of June 8, 2004, the Company entered into a settlement agreement (the “Mediation Settlement Agreement”) with CIT Technologies Corporation (“CIT”), which resolves and settles certain disputes between the Company and CIT. Under the Mediation Settlement Agreement, CIT received $5.2 million in cash, 2,500,000 shares of common stock of the Company and certain equipment subject to the original lease agreements between the Company and CIT. Further, CIT dismissed the lawsuit it filed in April 2003. CIT was previously the Company’s largest unsecured creditor and had been seeking damages in excess of $15.6 million. (See Note 4 – Legal Proceedings)

The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable or that it will continue as a going concern. As a result, our independent certified public accountants have included an explanatory paragraph for a going concern in their report for the year ending December 31, 2003, that was included in our Annual Report on Form 10-K filed on April 14, 2004.

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2004 was approximately $11.3 million. This was primarily the result of funds disbursed in connection with settlements of certain disputes and litigation of $5.8 million, an increase in prepaid and other assets of $1.0 million and an increase in accounts receivable of $5.1 million. Accrued litigation charges used operating cash of approximately $5.8 million during the quarter as a result of settlement payments made in January to Arrow Electronics for $0.4 million, in February to Zurich American for $0.2 million and in June to CIT

Technologies Corporation for $5.2 million. Prepaid expenses and other assets used operating cash of approximately $1.0 million, which is attributable to an increase of approximately $0.4 million in prepaid inventory purchases, as well as an increase of approximately $0.6 million for prepaid business insurance. Accounts receivable used operating cash of approximately $5.1 million on net sales of approximately $10.2 million, as new customer billings outpaced cash collections of approximately $5.1 million during the quarter. Settlements of accounts payable and accrued litigation, inventories, and accounts payable and accrued expenses provided operating cash for the six months ended June 30, 2004. Settlements of accounts payable and accrued litigation provided approximately $0.4 million in operating cash flow resulting from the settlement of various trade accounts payable. Usage of on-hand inventory provided operating cash of approximately $3.1 million. The cash provided by accounts payable and accrued expenses totaled approximately $0.9 million and resulted primarily from accrued but unpaid interest expenses totaling approximately $1.1 million, offset by a decrease in accounts payable to vendors totaling approximately $0.2 million.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2004 was approximately $0.5 million. This was primarily the result of the payment of accrued litigation settlements discussed above which released restricted cash.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2004 was approximately $10.6 million. This was primarily the result of proceeds of $11.2 million from borrowings from Optel and proceeds of approximately $0.1 million from the sale of common stock under the Company’s 2001 Stock Option Plan and the 1997 Employee Stock Purchase Plan, offset by payments of $0.7million made on notes payable, primarily to Jabil Circuits, Inc. in conjunction with the settlement agreement made with Jabil in May 2004. (See Note 4 – Legal Proceedings)

Revolving Credit Facility

In April 2002, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Wachovia Bank (the “Bank”). The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company’s cash and cash equivalents and short-term investments. The advance rate varies between 80% and 95% and is dependent upon the composition and maturity of the available collateral. An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement has an initial term of three years. The Agreement may be terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank may terminate the Agreement at any time, without notice upon or after the occurrence of an event of default. At June 30, 2004, there were approximately $1.4 million of letters of credit outstanding under this facility secured by approximately $1.4 million of the Company’s cash and cash equivalents which were classified as restricted at June 30, 2004. The Company currently has no additional borrowing capacity under this facility.

Legal Proceedings

The Company has settled and or resolved substantially all of its previously reported disputes and litigation, including the litigation with CIT Technologies Corporation and Jabil Circuits, Inc. and the dispute with Plaut Sigma Solutions, Inc. (See Note 4 – Legal Proceedings)

As of the date of this report, the Company continues to have insufficient short-term resources for the payment of its current liabilities. To alleviate this shortfall, during the first half of 2004, the Company consolidated its debt and creditors, and obtained financing to execute certain settlement agreements to resolve substantially all outstanding legal disputes, in addition to providing working capital financing. Since February 2003, the Company has borrowed approximately $26.2 million from Optel, pursuant to a series of secured promissory notes (the “Optel Notes”), of which approximately $25.3 million plus accrued and unpaid interest was outstanding at the date of this report. The Optel Notes are secured by a first priority security interest in substantially all of the assets of the Company and bear an interest rate of 10% per annum. (See Note 8 – Related Party Transactions)

As of July 31, 2004, the Optel Notes matured and became due and payable in full upon demand by Optel at any time. On August 5, 2004, Optel provided the Company written notice that it currently did not intend to demand payment under the Optel Notes, but that it reserved its right to demand payment at any time. (See Note 9 – Subsequent Events)

On May 12, 2004, the Company received a non-binding financing proposal from Optel to restructure its outstanding indebtedness with Optel. As of the date of this report, the Company and Optel are continuing to negotiate the terms of definitive agreements pursuant to the non-binding financing proposal received from Optel.

The Company’s ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on its ability to restructure its outstanding indebtedness with Optel. If the Company is unable to restructure its outstanding indebtedness with Optel, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term. As of the date of this report, Optel is the principal source of additional financing for the Company. Further, the Company is unaware of any funding source other than Optel that would be willing to provide current or future financing to the Company.

For a detailed description of the Company’s ongoing litigation and settlement agreements with its creditors, see Part II-Item 1, “Legal Proceedings”.

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

Item 4. Controls and Procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

CIT Technologies Corporation

As described below, litigation between CIT Technologies Corporation (“CIT”) and the Company has been dismissed.

Effective as of June 8, 2004, the Company entered into a settlement agreement (the “Mediation Settlement Agreement”) with CIT, which resolves and settles certain disputes between the Company and CIT. At December 31, 2003 and March 31, 2004, the Company’s financial statements reflected a liability of $13.6 million as an accrued litigation charge relating to this dispute. Under the Mediation Settlement Agreement, and in full satisfaction of all claims by CIT against the Company, CIT received $5.2 million in cash, 2,500,000 shares of common stock of the Company and certain equipment subject to the original lease agreements between the Company and CIT. Further, CIT dismissed the lawsuit it filed in April 2003.

As a result of the Mediation Settlement Agreement, the Company realized a gain of $3.7 million from debt forgiveness. This gain is contingent upon the timing of certain events that will be completed during the third quarter of 2004. Accordingly, at June 30, 2004, the Company has reported in the balance sheet a deferred gain of $3.7 million, which will be recognized as income in the quarter ended September 30, 2004.

As previously reported, in April 2003, CIT, who had been the Company’s largest unsecured creditor, served the Company with a complaint in connection with a lawsuit commenced in the Circuit Court for Pinellas County, Florida. This complaint was filed in connection with the non-payment of monies due for equipment provided under various lease agreements between CIT and the Company. The complaint sought, among other things, damages in excess of $15.6 million as well as the return of all leased equipment. The Company disputed certain of the amounts claimed by CIT and proceeded with the defense of its position in court. The Company filed its Amended Answer, Affirmative Defenses, and Counterclaim wherein the Company asserted, among other things, that CIT violated usury laws in connection with the agreements subject of the suit. Mediation was held on November 3, 2003, but the mediation was unsuccessful. The state court issued an order directing the clerk of the court to enter a writ of replevin in favor of CIT. The writ of replevin entitled CIT to secure possession of the equipment subject of the agreements pending the outcome of the lawsuit. Through June 30, 2004, the Company had provided CIT approximately 80% of the units under lease. The Mediation Settlement Agreement satisfies any requirement to return any other equipment to CIT.

Lightwave Drive, LLC

As described below, litigation between Lightwave Drive, LLC (“Landlord”) for the headquarters of the Company located at 15550 Lightwave Drive, Clearwater, Florida 33760 (the “Leased Property”) and the Company has been dismissed.

As of the date of this report, the Company is current on all of its rental payment and real estate tax obligations owed in connection with the Leased Property.

As previously reported, in April 2003, the Landlord for the headquarters of the Company located at the Leased Property, filed a complaint against the Company in the Sixth Judicial Circuit for Pinellas County, Florida, Case No. 0300241CI-15 (the “Lawsuit”), seeking eviction and monetary damages for unpaid rent and real estate taxes under the Lease Agreement between the Landlord and the Company dated as of January 14, 1998, as amended (the “Lease”). In connection with the foregoing, on July 22, 2003, the Company and the Landlord entered into a Settlement and Lease Modification Agreement (the “Lease Modification Agreement” and together with the Lease, the “Lease Agreement”). Under the terms of the Lease Modification Agreement, the Landlord agreed to forbear from pursuing the relief requested in the Lawsuit and the parties agreed to amend the Lease pursuant to the Lease Modification Agreement. In connection with the foregoing settlement, the Landlord filed a Notice of Voluntary Dismissal Without Prejudice with respect to the lawsuit. A detailed discussion of the Lease Modification Agreement is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed April 14, 2004.

Plaut Sigma Solutions, Inc.

As described below, the dispute between Plaut Sigma Solutions, Inc. and the Company has been resolved.

Effective as of May 26, 2004, the Company entered into a settlement agreement (the “Settlement and Renewal Agreement”) with Plaut Sigma Solutions, Inc. (“Plaut”), which resolves and settles certain disputes between the Company and Plaut. Under the Settlement and Renewal Agreement, the Company made a lump sum payment of $210,000 to Plaut in full and final satisfaction of all amounts owed by the Company to Plaut, which were included in accounts payable, and Plaut agreed to provide SAP Maintenance Services to the Company through December 31, 2004.

As previously reported, the Company had no litigation with Plaut; however, the Company received in October 2003 notification of default on payments due. On July 15, 2003, the Company entered into letter agreements with Plaut with respect to outstanding payments due to Plaut under that certain document entitled “Plaut Sigma Solutions, Inc. Presents a MYSAP.com Business Solution for Digital Lightwave, Inc.” dated May 30, 2002 in the amount of $360,630 (the “Consulting Letter Agreement”) and that certain Software End-User License Agreement dated May 30, 2002 in the amount of $83,120 (the “Maintenance Letter Agreement”, and together with the Consulting Letter Agreement, the “Letter Agreements”). Under the Consulting Letter Agreement, the Company agreed to pay Plaut the full amount of the debt as follows: (i) upon execution of the Consulting Letter Agreement, a payment of $36,063 and (ii) on the first day of each calendar month beginning on October 1, 2003 through November 1, 2004, a payment equal to $23,183. Under the Maintenance Letter Agreement, the Company agreed to pay Plaut the full amount of the debt as follows: (i) upon execution of the Maintenance Letter Agreement, a payment of $8,312 and (ii) on the first day of each calendar month beginning on August 1, 2003 through December 1, 2003, a payment equal to $14,962. The Company was unable to make the October and November payments and defaulted under the Letter Agreements. On October 9, 2003, the Company received notification of default under the Letter Agreements from Plaut. No further action was taken by Plaut with respect to the notification of default.

Other

The Company from time to time may be involved in various other lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

A list of exhibits is set forth in the Exhibit Index found on page 31 of the report.

(b)	Reports on Form 8-K.

(i)	Current Report on Form 8-K dated as of May 11, 2004, filed on May 13, 2004 pursuant to Item 5, reporting the settlement agreement with Jabil Circuit, Inc., renewal of promissory notes totaling $5,238,904 and cash payment of $1,391,000 and loan from Optel Capital, LLC totaling $1,400,000.

(ii)	Current Report on Form 8-K dated as of May 19, 2004, filed on May 25, 2004 pursuant to Item 5, reporting loan from Optel Capital, LLC totaling $900,000; dated as of May 21, 2004, filed on May 25, 2004 pursuant to Item 5, reporting approval and ratification by the board of directors of the Company, a non-binding term sheet with Optel Capital, LLC to provide financing and to restructure its outstanding debt with Optel.

(iii)	Current Report on Form 8-K dated as of May 14, 2004, filed on June 10, 2004 pursuant to Item 5, reporting the engagement of Sterling Management Resources, Inc. to provide interim financial services; dated as of May 19, 2004, filed on June 10, 2004 pursuant to Item 5, reported the resignation of Patricia Hayes, the Company’s Chief Accounting Officer; dated as of May 26, 2004, filed on June 10, 2004 pursuant to Item 5, reporting the Settlement and Renewal Agreement with Plaut Sigma Solutions, Inc. n/k/a IDS Scheer Smalland Medium Enterprises Southeast, Inc. and Optel Capital, LLC.

(iv)	Current Report on Form 8-K dated as of June 8, 2004, filed on June 14, 2004 pursuant to Item 5, reporting the settlement agreement with CIT Technologies Corporation for payment of $5,200,000, issuance of 2,500,000 shares of restricted common stock of the Company and release of certain equipment subject to the original lease agreements between the Company and CIT, and the borrowing of $5,200,000 by the Company from Optel Capital, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Digital Lightwave, Inc.
(Registrant)

By:	/s/ JAMES GREEN
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 16, 2004

By:	/s/ JAMES GREEN
Chief Accounting Officer
(Principal Financial Officer)

Date: August 16, 2004

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Settlement Agreement dated May 11, 2004 between Jabil Circuit, Inc. and Digital Lightwave, Inc.

10.2*	Settlement and Renewal Agreement dated May 26, 2004 between Plaut Sigma Solutions, Inc. and Digital Lightwave, Inc. and Optel Capital, LLC.

10.3*	Mediation Settlement Agreement dated June 8, 2004 between CIT Technologies Corporation and Digital Lightwave, Inc.

10.4+	Optel Capital, LLC letter to Digital Lightwave, Inc. dated August 5, 2004, regarding debt maturity.

31.1+	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2+	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Such exhibits are incorporated by reference.
+	Indicates such exhibit is filed herewithin.