Form 10-Q
period 2004-09-30
DIGITAL LIGHTWAVE INC
filed 2004-11-12
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004, or

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

The number of shares outstanding of the Registrant’s Common Stock as of November 9, 2004, was 34,183,204.

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2004

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$585	$312
Restricted cash and cash equivalents	1,392	1,994
Accounts receivable, less allowance of $1,774 and $1,622 in 2004 and 2003, respectively	3,144	1,204
Notes receivable	366	366
Inventories, net	5,357	8,268
Prepaid expenses and other current assets	719	473

Total current assets	11,563	12,617
Property and equipment, net	2,772	4,247
Other assets	853	1,060

Total assets	$15,188	$17,924

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$6,063	$5,123
Accrued litigation charge	—	14,203
Notes payable to related party	27,000	13,635
Notes payable - current portion	1,292	5,586

Total current liabilities	34,355	38,547
Notes payable other - long-term	3,025	—
Other long-term liabilities	368	517

Total liabilities	37,748	39,064

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued and outstanding 34,172,608 and 31,591,890 shares in 2004 and 2003, respectively	3	3
Additional paid-in capital	86,060	81,261
Accumulated deficit	(108,623)	(102,404)

Total stockholders’ equity (deficit)	(22,560)	(21,140)

Total liabilities and stockholders’ equity (deficit)	$15,188	$17,924

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Three Months Ended September 30,
	2004	2003
Net sales	$2,492	$2,583
Cost of goods sold	923	1,631

Gross profit	1,569	952

Operating expenses:
Engineering and development	1,975	1,546
Sales and marketing	3,582	2,401
General and administrative	964	1,469
Restructuring charges	—	4

Total operating expenses	6,521	5,420

Operating loss	(4,952)	(4,468)
Other income (expense), net	2,862	(252)

Loss before income taxes	(2,090)	(4,720)
Benefit from income taxes	—	—

Net loss	$(2,090)	$(4,720)

Per share of common stock:
Basic net loss per share	$(0.06)	$(0.15)

Diluted net loss per share	$(0.06)	$(0.15)

Weighted average common shares outstanding	34,169,531	31,527,149

Weighted average common and common equivalent shares outstanding	34,169,531	31,527,149

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Nine Months Ended September 30,
	2004	2003
Net sales	$12,681	$5,872
Cost of goods sold	5,728	7,602

Gross profit (loss)	6,953	(1,730)

Operating expenses:
Engineering and development	5,168	6,465
Sales and marketing	7,616	7,527
General and administrative	2,764	6,486
Restructuring charges	40	1,075
Impairment of long-lived assets	—	3,302

Total operating expenses	15,588	24,855

Operating loss	(8,635)	(26,585)
Other income (expense), net	2,415	(1,439)

Loss before income taxes	(6,220)	(28,024)
Benefit from income taxes	—	—

Net loss	$(6,220)	$(28,024)

Per share of common stock:
Basic net loss per share	$(0.19)	$(0.89)

Diluted net loss per share	$(0.19)	$(0.89)

Weighted average common shares outstanding	32,691,107	31,473,217

Weighted average common and common equivalent shares outstanding	32,691,107	31,473,217

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(6,220)	$(28,024)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,789	2,812
Loss on disposal of property	37	16
Provision for uncollectible accounts	1,299	13
Provision for excess and obsolete inventory	(53)	3,400
Impairment of long-lived assets	—	3,302
Restructuring charges	40	84
Compensation expense for stock option grants	—	112
Settlement of accounts payable and accrued litigation	(386)	(606)
Gain on settlement of debt	(259)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,239)	2,109
Decrease in inventories	3,001	2,584
Increase in prepaid expenses and other assets	(293)	(726)
Increase in accounts payable and accrued expenses	1,414	5,000
Decrease in accrued litigation charge	(5,802)	(3,379)
Decrease in deferred gain debt settlement	(3,701)	—

Net cash used in operating activities	(12,373)	(13,303)

Cash flows from investing activities:
Purchases of short-term investments	—	(2,400)
Proceeds from sale of short-term investments	—	1,002
Proceeds from the maturity of short-term investments	—	3,006
Decrease in restricted cash and cash equivalents	602	817
Purchases of property and equipment	(134)	(158)
Repayment of notes receivable	—	800

Net cash provided by investing activities	468	3,067

Cash flows from financing activities:
Proceeds from notes payable - related party	13,365	10,812
Principal payments on notes payable - related party	—	(962)
Payments/settlements on notes payable - other	(1,287)	(94)
Proceeds from sale of common stock, net of expense	100	205
Principal payments on capital lease obligations	—	(199)

Net cash provided by financing activities	12,178	9,762

Net increase (decrease) in cash and cash equivalents	273	(474)
Cash and cash equivalents at beginning of period	312	612

Cash and cash equivalents at end of period	$585	$138

Other supplemental disclosures:
Cash paid for interest	$—	$100

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

The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company,” “Digital Lightwave,” “us,” “we,” “our,” etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the nine-month period ended September 30, 2004, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave’s Annual Report on Form 10-K for the year ended December 31, 2003.

Operational Matters

As of November 12, 2004, the Company continues to have insufficient short-term resources for the payment of its current liabilities. During the first nine months of 2004, the Company has addressed this shortfall by obtaining financing from Optel, LLC and Optel Capital, LLC (collectively “Optel”), entities controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. The Company has used the financing provided by Optel (i) to fund the satisfaction of substantially all of its outstanding debt and liabilities owed to creditors other than Optel, (ii) to fund the settlement of all outstanding legal disputes, and (iii) to fund the Company’s short term working capital needs.

From February 2003 through September 16, 2004 the Company borrowed approximately $26.6 million from Optel pursuant to a series of secured promissory notes (the “Optel Notes”), of which approximately $25.65 million in principal and approximately $2.0 million in accrued interest was outstanding as of September 16, 2004. The Optel Notes were secured by a first priority security interest in substantially all of the assets of the Company, bore interest at a rate of 10% per annum and were due and payable in full upon demand by Optel at any time. On September 16, 2004, the Company and Optel executed definitive financing agreements to restructure all of the outstanding Optel Notes. Pursuant to the agreements, Optel extended the maturity of the outstanding principal amount until December 31, 2005 and extended the maturity of the outstanding accrued interest, plus additional interest that accrues in the future, until September 16, 2005. In connection with the restructuring, on September 17, 2004, Optel advanced to the Company an additional $1.35 million, bringing the total principal amount of debt owed by the Company to Optel to $27.0 million, plus accrued interest of approximately $2.0 million (collectively, the “Restructured Debt”). The Restructured Debt continues to bear interest at a rate of 10% per annum and is secured by a first priority security interest in substantially all of the assets of the Company.

In conjunction with the debt restructuring, the Company issued to Optel a Secured Convertible Promissory Note (the “Convertible Note”). Pursuant to the Convertible Note, the Company has agreed to make the Restructured Debt or any portion thereof convertible into common stock of the Company at the option of Optel at any time following approval of the conversion feature by the disinterested stockholders at a conversion price based on the volume-weighted average trading price of the stock during the five-day period preceding the date of any conversion. Stockholder approval will be determined at the next Annual Stockholders Meeting.

All of the foregoing transactions with Optel were approved by the Company’s board of directors on September 15, 2004, upon the recommendation of the special committee of the board. The special committee is composed solely of independent directors.

On October 1, October 14, October 15 and November 10, 2004, the Company borrowed an additional $360,000, $300,000, $1,000,000 and $2,300,000, respectively, from Optel to fund its ongoing working capital needs. Each of the new loans were evidenced by separate secured promissory notes, bear a rate of interest of 10.0% per annum and are secured by a security interest in substantially all of the Company’s assets. The total principal amount of $3.96 million and any accrued, but unpaid interest under each of the secured promissory notes is due and payable upon demand by Optel at any time after December 31, 2004.

As of November 12, 2004, the total principal owed by the Company to Optel approximates $31.0 million, plus accrued and unpaid interest of approximately $2.4 million.

On August 23, 2004, Optel entered into a guarantee agreement (the “Guarantee Agreement”) with Jabil Circuits, Inc. (“Jabil”), pursuant to which Optel guaranteed certain obligations of the Company owing to Jabil relating to purchase orders for production material issued by the Company to Jabil after June 30, 2004. Optel’s maximum obligation under the Guarantee Agreement is $1.88 million. Prior to the completion of the Guarantee Agreement, the Company was required to prepay Jabil for all orders of production material. With the Guarantee Agreement in place, the Company is now able to pay for production material purchased from Jabil upon receipt of that material. (See Note 8 – Related Party Transactions)

The Company’s ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on its ability to obtain additional financing from funding sources which may include, but may not be limited to Optel. If the Company is not able to obtain additional financing, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term. Optel currently continues to be the principal source of financing for the Company. Further, the Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company.

The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable or that it will continue as a going concern. As a result, our independent certified public accountants have included an explanatory paragraph for a going concern in their report for the year ended December 31, 2003, that was included in our Annual Report on Form 10-K filed on April 14, 2004.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the first quarter of 2003, the Company performed an impairment analysis related to the long-lived assets associated with the OTS product line. The impairment was calculated in accordance with the guidelines set forth in Financial Accounting Standards Board Statement Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and indicated future cash flows from the Company’s OTS product line were insufficient to cover the carrying value of the long-lived assets supporting the OTS product line. During the nine months ended September 30, 2004, no impairment charges were recorded because there were no events which occurred that required a measurement for impairment.

Accrued Warranty

The Company provides its customers a warranty with each product sold, which guarantees the reliability of the product for a period of one to three years. The Company’s policy for product warranties is to review the warranty reserve on a quarterly basis for specifically identified or new matters and to review the reserve for estimated future costs associated with any open warranty years. The reserve amount is an estimate based on historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. A change in these factors could result in a change in the reserve balance. Warranty costs are charged against the reserve when incurred.

The reconciliation of the warranty reserve is as follows:

	Nine Months Ended September 30,
(In thousands)	2004	2003
Beginning balance	$678	$1,191
Adjustment to warranty provision	258	(289)
Cost of warranty services	(393)	(174)

Ending balance	$543	$728

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

The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. Collateral is not requested from customers. If it is determined that collection of an account receivable is not reasonably assured, the amount of the account receivable is deferred and revenue is recognized at the time collection becomes reasonably assured.

Most sales arrangements do not generally include acceptance clauses. However, if a sales arrangement includes an acceptance clause, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the nine-month periods ended September 30, 2004 and 2003, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 101,207 and 318,339 for the three months and nine months ended September 30, 2004, respectively. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

		Three Months Ended September 30,
		2004	2003
Basic:
	Weighted average common shares outstanding	34,169,531	31,527,149
	Total basic	34,169,531	31,527,149

Diluted:
	Incremental shares for common stock equivalents	—	—

	Total dilutive	34,169,531	31,527,149

		Nine Months Ended September 30,
		2004	2003
Basic:
	Weighted average common shares outstanding	32,691,107	31,473,217
	Total basic	32,691,107	31,473,217

Diluted:
	Incremental shares for common stock equivalents	—	—

	Total dilutive	32,691,107	31,473,217

Stock Based Compensation

At September 30, 2004, the Company had two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss because all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The stock-based compensation recorded in 2003 resulted from options issued to the Company’s Strategic Restructuring Advisor as more fully described in Note 8 – Related Party Transactions. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 148, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share data)	2004	2003	2004	2003
Net (loss), as reported	$(2,090)	$(4,720)	$(6,220)	$(28,024)
Add: Stock-based employee compensation included in reported net (loss), net of related tax effects	—	37	—	112
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(872)	(2,063)	(2,715)	(3,731)

Pro forma net (loss)	$(2,962)	$(6,746)	$(8,935)	$(31,643)

Earnings (loss) per share:
Basic - as reported	$(0.06)	$(0.15)	$(0.19)	$(0.89)
Basic - pro forma	$(0.09)	$(0.21)	$(0.27)	$(1.01)

Diluted - as reported	$(0.06)	$(0.15)	$(0.19)	$(0.89)
Diluted - pro forma	$(0.09)	$(0.21)	$(0.27)	$(1.01)

During the quarter ended September 30, 2004, the Company granted options to purchase an aggregate of 345,000 shares of the Company’s common stock at a weighted average exercise price of $1.19 per share. These options, which vest quarterly over three years, were granted to employees and directors under the Digital Lightwave, Inc. 2001 Stock Option Plan.

New Accounting Pronouncements

In January 2003, FASB Interpretation 46, Consolidation of Variable Interest Entities an Interpretation of ARB No. 51 (“FIN 46”) was issued. This Interpretation clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve voting interests. All enterprises with variable interests in variable interest entities (“VIE’s”) created after January 31, 2003, shall apply the provisions of this Interpretation to those entities immediately. A public entity with a VIE created before February 1, 2003, shall apply the provisions of this Interpretation (other than the transition disclosure provisions in paragraph 26) to that entity no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.

In December 2003, a revision to FIN 46 (“FIN 46R”) was published to clarify some of the provisions of FIN 46 and exempt certain entities from its requirements. Under FIN 46R, a legal entity is considered a VIE, with some exceptions if specific criteria are met, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if the reporting entity is not obligated to consolidate the VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. The effective date of the interpretation was modified under FIN 46R. A reporting entity is required to apply the provisions of FIN 46R to all VIEs that previously were subject to certain previously issued special purpose entity, or SPE, accounting pronouncements for all reporting periods ending after December 14, 2003. For all other VIEs, a reporting entity is required to adopt the provisions of FIN 46R for all reporting periods after May 15, 2004. The Company does not believe it has ownership in any variable interest entities as of September 30, 2004. The Company will apply the consolidation or disclosure requirements of this interpretation in future periods if it should own any interest deemed to be a VIE.

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

Reclassifications

Certain amounts relating primarily to accrued liabilities and warranty reserve and disclosures regarding proceeds from the sale and maturity of short-term investments in the March 31, 2003 financial statements have been reclassified to conform to the September 30, 2004 financial statement presentation.

2. BRANCH OFFICE CLOSINGS

During the quarter ended March 31, 2003, the Company closed sales offices located in Brazil, Singapore, India and Australia as part of restructuring efforts. There were no branch office closings in the first nine months of 2004. (See Note 5 – Restructuring Charges)

3. INVENTORIES

Inventories are summarized as follows:

(In thousands)	September 30, 2004	December 31, 2003
Raw materials	$4,209	$4,925
Work-in-process	164	72
Finished goods	984	3,271

	$5,357	$8,268

In December 2001, the Company signed a manufacturing service agreement with Jabil Circuit, Inc. (“Jabil”), a leading provider of technology manufacturing services with a customer base of industry-leading companies. Under the terms of the agreement, Jabil purchased the Company’s existing inventory to fulfill orders until the Company’s inventory was depleted to safety stock levels. Under the terms of the agreement, Jabil served as the Company’s primary contract manufacturer for the Company’s circuit board and product assembly and provided engineering design services.

On May 11, 2004, the Company and Jabil entered into a settlement agreement to resolve and settle certain disputes between the Company and Jabil, and Jabil agreed to continue to provide manufacturing services to the Company. As previously reported, on February 27, 2003, Jabil terminated the manufacturing services agreement and on March 19, 2003, commenced an arbitration proceeding against the Company seeking damages in excess of $6.8 million. On December 5, 2003, the Company entered into a manufacturing services letter agreement with Jabil specifying the terms under which Jabil would provide the Company with certain manufacturing services. The manufacturing services letter agreement expired on December 30, 2003, and the term of such letter agreement was extended through December 31, 2004. (See Note 4 – Legal Proceedings)

In 2003, the Company recorded approximately $4.0 million in provisions for excess and obsolete inventory (primarily in the second and fourth quarters) relating principally to its OTS and OWM inventory. When evaluating the adequacy of the reserve for excess and obsolete inventory, the Company analyzes current and expected sales trends, the amount of parts on-hand, the market value of parts on-hand and the viability and technical obsolescence of products and components. No additional reserves were taken in the first nine months of 2004.

4. LEGAL PROCEEDINGS

CIT Technologies Corporation

As described below, litigation between CIT Technologies Corporation (“CIT”) and the Company has been dismissed.

Effective as of June 8, 2004, the Company entered into a settlement agreement (the “Mediation Settlement Agreement”) with CIT, which resolved and settled certain disputes between the Company and CIT. At December 31, 2003 and March 31, 2004, the Company’s financial statements reflected a liability of $13.6 million as an accrued litigation charge relating to this dispute. Under the Mediation Settlement Agreement, and in full satisfaction of all claims by CIT against the Company, CIT received $5.2 million in cash, 2,500,000 shares of common stock of the Company and certain equipment subject to the original lease agreements between the Company and CIT. Further, CIT dismissed the lawsuit it filed in April 2003.

As a result of the Mediation Settlement Agreement, the Company realized a gain of $3.7 million from debt forgiveness. This gain was contingent upon the timing of certain events which expired during the third quarter of 2004. Accordingly, at June 30, 2004, the Company reported in the balance sheet a deferred gain of $3.7 million. This gain was recognized as other income in the quarter ended September 30, 2004.

As previously reported, in April 2003, CIT, which had been the Company’s largest unsecured creditor, served the Company with a complaint in connection with a lawsuit commenced in the Circuit Court for Pinellas County, Florida. This complaint was filed in connection with the non-payment of monies due for equipment provided under various lease agreements between CIT and the Company. The complaint sought, among other things, damages in excess of $15.6 million as well as the return of all leased equipment. The Company disputed certain of the amounts claimed by CIT and proceeded with the defense of its position in court. The Company filed its Amended Answer, Affirmative Defenses, and Counterclaim wherein the Company asserted, among other things, that CIT violated usury laws in connection with the agreements subject of the suit. Mediation was held on November 3, 2003, but the mediation was unsuccessful. The state court issued an order directing the clerk of the court to enter a writ of replevin in favor of CIT. The writ of replevin entitled CIT to secure possession of the equipment subject of the agreements pending the outcome of the lawsuit. The Company returned to CIT approximately 80% of the units under lease. The Mediation Settlement Agreement satisfied any requirement to return any other equipment to CIT.

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

As previously reported, in April 2003, the Landlord, filed a complaint against the Company in the Sixth Judicial Circuit for Pinellas County, Florida, Case No. 0300241CI-15 (the “Lawsuit”), seeking eviction and monetary damages for unpaid rent and real estate taxes under the Lease Agreement between the Landlord and the Company dated as of January 14, 1998, as amended (the “Lease”). In connection with the foregoing, on July 22, 2003, the Company and the Landlord entered into a Settlement and Lease Modification Agreement (the “Lease Modification Agreement” and together with the Lease, the “Lease Agreement”). Under the terms of the Lease Modification Agreement, the Landlord agreed to forbear from pursuing the relief requested in the Lawsuit and the parties agreed to amend the Lease pursuant to the Lease Modification Agreement. In connection with the foregoing settlement, the Landlord filed a Notice of Voluntary Dismissal Without Prejudice with respect to the lawsuit. A detailed discussion of the Lease Modification Agreement is set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed April 14, 2004.

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

As of September 30, 2004, the combined value of notes payable to Jabil are reported in the balance sheet as current and long term portions of those notes payable approximating $1.2 million and $3.0 million, respectively. As a result of the Settlement Agreement, the Company realized a gain from debt forgiveness of approximately $0.5 million, of which $0.2 million has been recognized in the nine months ended September 30, 2004, as other income. The remaining $0.3 million is included as part of the restructured Jabil Notes (defined below), is reported in the balance sheet as a component of debt, and will be amortized monthly as a reduction to interest expense through December 31, 2005.

In conjunction with the Settlement Agreement, the Company (i) executed a renewal promissory note in the original principal amount of $3,011,404 to renew an existing promissory note in favor of Jabil for unpaid accounts (the “Renewal A/R Note”) and (ii) executed a renewal promissory note in the original principal amount of $2,227,500 to renew a second existing promissory note in favor of Jabil for certain inventory for which the Company had not paid Jabil (the “Renewal Inventory Note” and, together with the Renewal A/R Note, the “Renewal Notes”). Each of the Renewal Notes bears interest at a rate of six percent (6.0%) per annum. Under the Renewal A/R Note, Digital made a payment to Jabil of $100,000 on May 13, 2004, and is required to make a payment of $150,000 on each of July 1, 2004, October 1, 2004, January 1, 2005, April 1, 2005, July 1, 2005 and October 1, 2005 and a payment of all outstanding principal and interest on December 31, 2005. Under the Renewal Inventory Note, Digital is required to make a payment of $400,000 on July 1, 2004, a $400,000 payment on October 1, 2004 and a payment of all outstanding principal and interest on December 31, 2005. If Digital or a third party pays for any amount due by Digital to Jabil for component inventory, work-in-process inventory, or finished goods inventory that exists and is in Jabil’s possession as of May 11, 2004 (the “Existing Inventory”), the amounts paid to Jabil will be credited to reduce the amount owed by Digital under the Renewal Inventory Note. Each of the Renewal Notes may be prepaid at any time and each of the Renewal Notes provides for the acceleration of all amounts due upon the occurrence of certain events of default described in the Renewal Notes.

On October 1, 2004, the Company made a payment to Jabil of $550,000 to meet the requirement for installments due under the Renewal A/R Note and Renewal Inventory Note of $150,000 and $400,000, respectively.

Pursuant to the Settlement Agreement, the Company also placed a $1,121,000 purchase order with Jabil (the “Initial Purchase Order”) and made a cash payment on May 13, 2004 to Jabil in the amount of $1,391,000 for the following: (a) $170,000 for amounts due for recent purchase orders; (b) $100,000 as payment on the Renewal A/R Note; (c) $617,000 as a payment on the Renewal Inventory Note, provided that Digital will be given credit on the amount due on the Initial Purchase Order up to $617,000 to the extent that Existing Inventory is used to complete the Initial Purchase Order; and (d) $504,000 as a deposit on the Initial Purchase Order; provided, that if $617,000 of Existing Inventory is not used by Jabil to complete the Initial Purchase Order, Digital is required to pay an additional amount to Jabil on the Initial Purchase Order equal to $617,000 less the value of the Existing Inventory used by Jabil to complete the Initial Purchase Order. As of September 30, 2004, the Company had obtained approximately $756,000 of existing inventory from Jabil.

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

On August 23, 2004, Optel and Jabil entered into an agreement whereby Optel agreed to financially guarantee purchase commitments made by the Company to Jabil up to an amount not to exceed $1.88 million. As a result of Optel providing the guarantee, the Company is required to pay for new orders upon delivery of material by Jabil. The Company is required to prepay any non-cancelable portion of new inventory purchased by Jabil based on purchase orders issued by the Company for cumulative purchase orders exceeding $1.88 million dated prior to January 1, 2005.

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

As previously reported, the Company had no litigation with Plaut; however, the Company received in October 2003 notification of default on payments due. On July 15, 2003, the Company entered into letter agreements with Plaut with respect to outstanding payments due to Plaut under that certain document entitled “Plaut Sigma Solutions, Inc. Presents a MYSAP.com Business Solution for Digital Lightwave, Inc.” dated May 30, 2002 in the amount of $360,630 (the “Consulting Letter Agreement”) and that certain Software End-User License Agreement dated May 30, 2002 in the amount of $83,120 (the “Maintenance Letter Agreement,” and together with the Consulting Letter Agreement, the “Letter Agreements”). Under the Consulting Letter Agreement, the Company agreed to pay Plaut the full amount of the debt as follows: (i) upon execution of the Consulting Letter Agreement, a payment of $36,063 and (ii) on the first day of each calendar month beginning on October 1, 2003 through November 1, 2004, a payment equal to $23,183. Under the Maintenance Letter Agreement, the Company agreed to pay Plaut the full amount of the debt as follows: (i) upon execution of the Maintenance Letter Agreement, a payment of $8,312 and (ii) on the first day of each calendar month beginning on August 1, 2003 through December 1, 2003, a payment equal to $14,962. The Company was unable to make the October and November payments and defaulted under the Letter Agreements. On October 9, 2003, the Company received notification of default under the Letter Agreements from Plaut. No further action was taken by Plaut with respect to the notification of default.

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

5. RESTRUCTURING CHARGES

In January 2002, the Company’s board of directors approved cost reduction initiatives aimed at reducing operating costs. These included a reduction in force of 46 employees and contractors and the outsourcing of manufacturing and production for our product lines. All affected employees were terminated in January 2002 and given severance based upon years of service with the Company. The Company recorded a restructuring charge of approximately $1.3 million in the first quarter of 2002 and reported it as an accrued liability. As of December 31, 2003, approximately $55,000 of this charge was payable to a former officer under the terms of a severance agreement. On January 1, 2004, an additional $100,000 of this charge became payable to the former officer. As a result of the Company’s working capital deficit, this $155,000 remained unpaid. Effective as of April 30, 2004, the Company entered into a settlement agreement related to this outstanding liability. All other liabilities associated with this charge have been satisfied at amounts approximating the original charge. (See Note 4 – Legal Proceedings, Employee Matters)

In January 2003, the board of directors approved two reductions in workforce totaling an additional 85 positions, or approximately 45% of the Company’s employment base. This included closing the Company’s sales offices in Brazil, Singapore, India and Australia. The Company recorded a restructuring charge of approximately $1.3 million related to the employment reduction. The total costs associated with the restructuring were expected to be paid by July 2003. Approximately $300,000 of previously recorded restructuring charges related to certain executive severance agreements were reversed in the first quarter of 2003 as the timeframe for the reimbursement of these costs expired. In March 2003, the board of directors approved another reduction in workforce of 12 positions and no restructuring charge was taken. In each of April 2003 and June 2003, the board of directors approved further reductions in workforce of five positions. As a result of these reductions, the Company recorded a restructuring charge of $80,000 for the second quarter of 2003. In September 2003, five positions were eliminated and in October 2003, an additional seven positions were eliminated.

At December 31, 2003, approximately $32,000 of the January 2003 charge was due and payable to a former officer under the terms of the severance agreement and was reflected in accounts payable. Effective as of May 6, 2004, the Company entered into a settlement agreement related to this outstanding liability. (See Note 4 – Legal Proceedings, Employee Matters) In the first quarter of 2004, the workforce was further reduced and an additional $40,000 was charged to restructuring. As of March 31, 2004, $4,000 of this restructuring charge remained unpaid. The remaining $4,000 restructuring charges were paid during the quarter ended June 30, 2004. With the exception of approximately $20,000, which is expected to be paid in 2004, the remaining liabilities associated with the 2003 restructuring charges have been satisfied. The following table sets forth a summary of activity associated with the restructuring charges for the nine-month period ended September 30, 2004:

(In thousands)	Balance at December 31, 2003	Additions	Payments & Reductions	Balance at September 30, 2004
Severance	$15	$40	$(40)	$15
Legal and other expenses	5	—	—	5

	$20	$40	$(40)	$20

6. COMMITMENTS

At September 30, 2004, the Company had non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $2.3 million, with approximately $1.7 million of those purchase order commitments placed with Jabil Circuits, Inc. in conjunction with contract manufacturing services.

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

At September 30, 2004, there was approximately $1.4 million of letters of credit outstanding under this facility collateralized by approximately $1.4 million of the Company’s cash and cash equivalents, which were classified as restricted at September 30, 2004. The Company currently has no additional borrowing capacity under this facility.

8. RELATED PARTY TRANSACTIONS

In February 2001, James Green, the current chief executive officer of the Company, borrowed $200,000 from the Company. This loan had a stated interest rate at the prime rate plus one percent (1.0%) with the principal sum and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of Mr. Green’s stock holdings or on the date of termination of Mr. Green’s employment with the Company. This loan was collateralized by Mr. Green’s stock holdings in the Company and future cash bonuses which may become payable.

In April 2002, Mr. Green borrowed an additional $175,000 from the Company. On April 12, 2002, this borrowing was combined with the previous note of $200,000 plus accrued interest of approximately $16,000 into one note with a principal balance of approximately $391,000, which is classified in notes receivable. This loan bears interest at 8.0% per annum with the principal and accrued interest thereon payable on demand or, if earlier, from the proceeds of any sale of Mr. Green’s stock holdings or on the date of termination of Mr. Green’s employment with the Company. This loan is collateralized by Mr. Green’s stock holdings in the Company, future cash bonuses which may become payable and a second lien on Mr. Green’s residence.

Effective August 1, 2003, $50,000 a year of Mr. Green’s annual salary is being used to repay the April 12, 2002 note discussed above. This repayment is deducted proportionally each pay period. The repayments are first being applied to accrued interest. As of September 30, 2004, the outstanding balance, reflecting a voluntary prepayment of $25,000 made during the fourth quarter of 2002 and regular monthly payments beginning August 2003, was approximately $366,000 exclusive of accrued interest of approximately $15,400.

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

As described above in Note 1 under the paragraph entitled “Operational Matters,” since February 2003 and through the date of this report, the Company has borrowed approximately $31.9 million from Optel, entities controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, of which approximately $31.0 in principal and $2.4 million in accrued and unpaid interest remain outstanding.

Also as described above in Note 1 under the paragraph entitled “Operational Matters,” on August 23, 2004, Optel entered into a Guarantee Agreement with Jabil relating to purchase orders for production material issued by the Company to Jabil after June 30, 2004.

9. SUBSEQUENT EVENTS

As described above in Note 1 under the paragraph entitled “Operational Matters,” on October 1, October 14, October 15 and November 10, 2004, the Company borrowed an additional $360,000, $300,000, $1,000,000 and $2,300,000, respectively, from Optel to fund its ongoing working capital needs. Each of the new loans were evidenced by separate secured promissory notes, bear a rate of interest of 10.0% per annum and are secured by a security interest in substantially all of the Company’s assets. The total principal amount of $3.96 million and any accrued, but unpaid interest under each of the secured promissory notes is due and payable upon demand by Optel at any time after December 31, 2004.

10. NON-CASH TRANSACTIONS

During the nine months ended September 30, 2004, the Company completed litigation settlements representing $14.2 million of accrued litigation liabilities reported at December 31, 2003. Related to the CIT settlement, the Company paid $5.2 million in cash and recognized a non-cash other income of $3.7 million and an increase of $4.7 million to additional paid-in capital related to the issuance of 2,500,000 shares of common stock to CIT. The Company paid $0.4 million in cash related to certain other litigation settlements.

Further, the Jabil settlement, also completed in the nine months ending September 30, 2004, resulted in a $0.3 reduction in accounts payable and accrued expenses and a net increase of $0.1 million to notes payable. During the nine months ended September 30, 2003, a settlement completed with Jabil resulted in a $1.1 million increase to prepaid assets for future inventory purchases, a reduction of $4.5 million in accounts payable, and a $5.6 million increase in notes payable.

During the nine months ending September 30, 2003, the Company incurred deferred compensation expenses associated with stock option grants of approximately $112,000.

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

This information should be read in conjunction with (i) the consolidated condensed financial statements and notes thereto included in Item 1 of Part I of this quarterly report on Form 10-Q, (ii) the consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, for the years ended December 31, 2003 and 2002 included in our Annual Reports on Form 10-K.

OVERVIEW

Executive Summary

The telecommunications industry is continuing to recover from the industry-wide downturn that began in 2001. For the nine months of 2004, the Company’s net sales increased 116% as compared to same period in 2003. On a year-to-date basis, new order bookings in 2004 more than doubled when compared with the first three quarters of the prior year. Further, new order bookings for the quarter ended September 30, 2004 exceeded revenue, representing the seventh consecutive quarter where bookings exceeded revenue. We believe these results reflect the general improvement in capital spending by the telecommunications carriers and equipment manufacturers.

During the quarter ended September 30, 2004, net sales of approximately $2.5 million were lower than the comparable period in 2003 by approximately $0.1 million. Although new order bookings in the quarter were more than two-and-a-half times net sales, the Company experienced material shortages and weather-related production disruptions that negatively impacted net sales performance. The material shortages resulted from a combination of financing issues for purchased material and supply deficiencies of key components from certain vendors. On August 23, 2004, Optel agreed to guarantee purchase obligations of the Company to Jabil. Prior to the Optel guarantee, the Company was required to prepay Jabil for all orders of production material. Material shortages in the quarter resulted when the guarantee agreement was not completed in a timely manner to meet vendor purchase lead times and accommodate Company production cycle times to support sales for the quarter. Production disruptions were also experienced at the Company due to severe weather conditions in Florida during August and September of 2004.

During 2003, the Company reduced its workforce by 119 employees and focused on controlling expenses by reducing operating expenses in all areas. The results of these efforts are seen in the year-to-date 2004 results as compared to the same period of 2003; general and administrative expenses decreased by 57% and engineering and development expenses were lower by 20%.

Despite the increase in net sales and the reduction in operating expenses, net operating losses that started in the third quarter of 2001 have continued until the present and the Company has insufficient short-term resources for the payment of its current liabilities. During the first nine months of 2004, the Company has addressed this shortfall by obtaining financing from Optel, LLC and Optel Capital, LLC (collectively “Optel”), entities controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. As of the date of this report, the Company has used substantially all of the financing provided by Optel (i) to fund the satisfaction of substantially all of its outstanding debt and liabilities owed to creditors other than Optel, (ii) to fund the settlement of all outstanding legal disputes, and (iii) to fund the Company’s short term working capital needs.

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

For the nine months ended September 30, 2004, two customers accounted for approximately 20.7% and 10.7% of total sales, respectively. No other customers accounted for more than 10% of sales.

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

The Company has not entered into long-term agreements or blanket purchase orders for the sale of its products. It generally obtains purchase orders for immediate shipment. The Company does not expect to carry substantial backlog from quarter to quarter. Our sales during a particular quarter are highly dependent upon orders placed by customers during that quarter. Most of our operating expenses are fixed and cannot be easily reduced in response to decreased revenues. Variations in the timing of revenues could cause significant variations in results of operations from quarter to quarter and result in continuing quarterly losses. The deferral of any large order from one quarter to another would negatively affect the results of operations for the earlier quarter. The Company must obtain orders during each quarter for shipment in that quarter to achieve revenue and profit objectives.

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

We make significant judgments, estimates and assumptions in connection with establishing the above-mentioned valuation allowances. If we made different judgments or used different estimates or assumptions for establishing such amounts, it is likely that the amount and timing of our revenue or operating expenses for any period would be materially different.

We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of September 30, 2004 was $0.3 million.

We also estimate the collectability of our accounts receivables. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of September 30, 2004 was $3.1 million, net of our estimated reserve for uncollectible accounts of approximately $1.8 million.

We estimate the amount of excess and obsolete inventory. When evaluating the reserve for excess and obsolete inventory, we consider many factors, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $5.4 million as of September 30, 2004, net of our estimated reserve for excess and obsolete inventory of $16.4 million.

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. These events and circumstances include decrease in market price of a long-lived asset, change in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize impairments when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. We could be required to take an additional impairment charge in the future should our actual cash flows be less than forecasted. For the three months ended March 31, 2003 we recognized an impairment of long-lived assets totaling $3.3 million. As of September 30, 2004 a review of the carrying value of our long-lived assets and the probability of recovering such value indicated that no additional impairment charge was required.

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of September 30, 2004 was approximately $0.5 million.

We estimate the amount of liability the Company may incur as a result of pending litigation. As of September 30, 2004, substantially all previously reported litigation and disputes have been settled and resolved. Accordingly, there is no accrual for pending litigation at September 30, 2004. See Part II Item 1 “Legal Proceedings” for information about certain legal proceedings.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter and nine months ended September 30, 2004 compared to the quarter and nine months ended September 30, 2003. The following sets forth certain financial data as a percent of net sales:

	Percent of Net Sales for the Quarter Ended September 30,		Percent of Net Sales for the Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	100%	100%	100%	100%
Cost of goods sold	37	63	45	129

Gross profit (loss)	63	37	55	(29)

Operating expenses:
Engineering and development	79	60	41	110
Sales and marketing	144	93	60	128
General and administrative	39	57	22	111
Restructuring charges	—	—	—	18
Impairment of long-lived assets	—	—	—	56

Total operating expenses	262	210	123	423

Operating (loss)	(199)	(173)	(68)	(452)

Other income (loss), net	115	(10)	19	(25)

Income (loss) before income taxes	(84)	(183)	(49)	(477)
Benefit from income taxes	—	—	—	—

Net Income (loss)	(84)%	(183)%	(49)%	(477)%

Net Sales

Net sales for the quarter ended September 30, 2004, decreased $0.1 million, or 0.4%, to $2.5 million from $2.6 million for the quarter ended September 30, 2003. Although new order bookings in the quarter were more than two-and-one-half times net sales, the Company experienced material shortages and weather-related production disruptions that negatively impacted net sales performance. The material shortages resulted from a combination of financing issues for purchased material and supply deficiencies of key components from certain vendors. On August 23, 2004, Optel agreed to guarantee purchase obligations of the Company with Jabil. Prior to the Optel guarantee, the Company was required to prepay Jabil for all orders of production material. Material shortages in the quarter resulted when the guarantee agreement was not completed in a timely manner to meet vendor purchase lead times and Company production times to support sales for the quarter. Production disruptions were also experienced at the Company due to severe weather conditions in Florida during August and September of 2004.

International sales for the quarter ended September 30, 2004, were approximately $1.2 million or 48% of net sales as compared to approximately $1.0 million, or 38% of net sales for the quarter ended September 30, 2003.

Net sales for the nine months ended September 30, 2004, increased $6.8 million, or 116%, to $12.7 million from $5.9 million for the nine months ended September 30, 2003. The sales increase related primarily to increased volume reflecting increased strength in the telecommunications industry, as well as improved average selling prices for new technology features.

International sales for the nine months ended September 30, 2004, were approximately $5.1 million, or 40% of net sales as compared to approximately $1.5 million, or 25% of net sales for the nine months ended September 30, 2003.

Cost of Goods Sold

Cost of goods sold for the quarter ended September 30, 2004 totaled approximately $0.9 million or 37% of net sales as compared to $1.6 million or 63% of net sales for the quarter ended September 30, 2003. During the quarter, the Company recognized a benefit of $0.1 million as part of the legal settlement with Jabil Circuits, Inc., whereby inventory that was written off at December 31, 2003 was shipped in the period, which reduced cost of sales by that amount. Excluding inventory adjustments, the reduction in cost of sales of approximately $0.6 million and as a percent of net sales, from 63% to 43% for the quarters ended September 30, 2003 and 2004, respectively, was due primarily to lower product costs resulting from cost reduction efforts and improved average selling prices for new technology features.

Cost of goods sold for the nine months ended September 30, 2004 totaled approximately $5.7 million, or 45% of net sales as compared to $7.6 million, or 129% of net sales for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, the Company recognized a benefit of $0.8 million resulting from the settlement with Jabil Circuits, Inc. as described above, offset by an inventory adjustment of $0.6 million. During the prior year, cost of sales included charges for inventory reserve adjustments totaling $3.4 million for the nine months ended September 30, 2003. The increase in cost of sales of approximately $1.9 million, excluding charges for inventory adjustments and reserves, reflects the corresponding increase in product shipments. The reduction in cost of sales as a percent of net sales, excluding charges for inventory adjustments and reserves, from 72% to 47% for the nine months ended September 30, 2003 and 2004, respectively, was due primarily to higher volumes and improved average selling prices for new technology features.

Gross Profit

Gross profit for the third quarter ended September 30, 2004 increased by approximately $0.6 million to approximately $1.6 million or 63% of net sales, from a gross profit of $1.0 million for the quarter ended September 30, 2003. Gross profit for the third quarter of 2004 was impacted by a benefit of $0.1 million resulting from the settlement with Jabil Circuits, Inc., whereby inventory that was written off at December 31, 2003 was shipped in the period, which increased gross profit by that amount. Excluding inventory adjustments, the increase in gross profit of approximately $0.5 million, and increased gross margin from 37% to 57% for the quarters ended September 30, 2003 and 2004, respectively, reflects lower product costs resulting from cost reduction efforts and improved average selling prices for new technology features.

Gross profit for the nine-month period ended September 30, 2004 increased by approximately $8.7 million to approximately $7.0 million or 55% of sales from a loss of $1.7 million for the nine months ended September 30, 2003. Gross profit in 2004 was impacted by a benefit of approximately $0.8 million resulting from the settlement with Jabil Circuits, Inc., offset by a corresponding inventory adjustment of $0.6 million. During the nine-month period ended September 30, 2003, gross profit was negatively impacted by a $3.4 million provision for excess and obsolete inventory. The increase in gross profit of approximately $5.1 million, excluding charges for inventory adjustments and reserves, reflects the corresponding increase in product shipments. The increase in gross margin, excluding charges for inventory adjustments and reserves, from 28% to 53% for the nine-month periods ended September 30, 2003 and 2004, respectively, was due primarily to higher volumes, lower product costs resulting from cost reduction efforts and improved average selling prices for new technology features.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended September 30, 2004 increased by approximately $0.4 million to $2.0 million from approximately $1.5 million for the quarter ended September 30, 2003. The increased spending in the quarter ended September 30, 2004, reflects additional investment in product development through an increase in the engineering staff and the use of contract engineering services.

Engineering and development expenses for the nine months ended September 30, 2004 decreased by approximately $1.3 million to $5.2 million from $6.5 million for the nine months ended September 30, 2003. This decrease was primarily due to reductions in force implemented in 2003 and decreased spending resulting from the Company’s working capital constraints. As net sales increased for the nine months ending September 30, 2004, the Company has implemented controlled spending initiatives to further the development of technologies and corresponding new products.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows, and promotional materials, depreciation of demonstration units, bad debt and warranty expenses. Sales and marketing expenses for the quarter ended September 30, 2004 were $3.6 million, an increase of approximately $1.2 million over the quarter ended September 30, 2003, spending of $2.4 million. The increase over the third quarter of 2003 is primarily attributable to an increase in the bad debt reserve and corresponding non-cash expense of approximately $1.3 million. The bad debt reserve was increased due to slower than anticipated collections of international sales from the first half of 2004.

Sales and marketing expenses for the nine months ended September 30, 2004, totaled $7.6 million, an increase of approximately $0.1 million from $7.5 million for the nine-month period ending September 30, 2003. The increase over the comparative period in 2003 is primarily attributable to an increase in the bad debt reserve and corresponding non-cash expense of approximately $1.3 million in 2004. The 2004 increase in bad debt expense offset the benefits of the Company’s cost containment efforts and lower spending related to reductions in force implemented in 2002 and 2003, the closing of branch offices in 2003 and decreased spending on travel and entertainment and marketing programs.

General and Administrative

General and administrative expenses principally include salaries, other compensation, professional fees, facility rentals and information systems related to general management functions. General and administrative expenses for the quarter ended September 30, 2004 decreased by approximately $0.5 million to $1.0 million from $1.5 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, general and administrative expenses decreased $3.7 million to $2.8 million from $6.5 million for the nine-month period ended September 30, 2003.

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

Impairment of Long-Lived Assets

For the quarter ended March 31, 2003, the Company recorded a non-cash asset impairment charge of $3.3 million related to certain intangible assets and property and equipment acquired from Tektronix, Inc. in November 2002. The amount of the impairment was determined using estimates of future cash flows expected to be generated from sales of the OTS product line. The Company did not record a non-cash asset impairment charge during the nine months ended September 30, 2004, because there were no events which occurred that required a measurement for impairment during that period.

Other Income and Expense, net

Other income, net for the quarter ended September 30, 2004 was $2.9 million as compared to other expense, net of $0.3 million for the quarter ended September 30, 2003. The increase of approximately $3.2 million is primarily attributable to the forgiveness of debt associated with the vendor settlement of $3.7 million with CIT Technologies Corporation (“CIT”), offset by increased interest expense of approximately $0.6 million reflecting increased debt levels.

As a result of the Mediation Settlement Agreement with CIT, the Company realized a gain of $3.7 million from debt forgiveness during June 2004. This gain was contingent upon the timing of certain events that expired during the third quarter of 2004. Accordingly, at June 30, 2004, the Company reported in the balance sheet a deferred gain of $3.7 million, which was recognized as other income in the quarter ended September 30, 2004.

Other income, net for the nine months ended September 30, 2004 totaled $2.4 million, an increase of $3.9 million as compared to other expense, net of $1.4 million for the nine months ended September 30, 2003. The increase in other income, net was the result of the gain realized from the forgiveness of debt with certain vendors approximating $4.5 million, including the CIT settlement during the third quarter of 2004, offset by increased interest expense reflecting increased debt levels.

Provision for Income Taxes

No provision for income taxes was made for the three and nine-month periods ending September 30, 2004 and 2003 due to the Company’s expected annual net losses. Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief it is more likely than not that future tax benefits will not be realized as a result of future income.

Net Loss

Net loss for the quarter ended September 30, 2004 was approximately $2.1 million or $0.06 per diluted share compared with net loss of approximately $4.7 million or $0.15 per diluted share for the quarter ended September 30, 2003, for the reasons discussed above. Net loss for the nine months ended September 30, 2004 approximated $6.2 million or $0.19 on a per diluted share basis compared to a net loss for the nine months ended September 30, 2004 of $28.0 million or $0.89 per diluted share, for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company’s unrestricted cash and cash equivalents totaled approximately $585,000, an increase of approximately $273,000 from December 31, 2003. As of September 30, 2004, the Company’s working capital deficit was $22.8 million as compared to a working capital deficit of $25.9 million at December 31, 2003. For the nine months ended September 30, 2004, the Company reported net loss of approximately $6.2 million and cash flows used by operations of approximately $12.4 million. The Company had an accumulated deficit of approximately $108.6 million at September 30, 2004.

Beginning in the third quarter of 2001 and continuing through September 30, 2004, the Company experienced significant operating losses. During this period, management has addressed the shortfall in working capital caused by sustained operating losses by reducing operating expenses and capital expenditures and by borrowing funds from Optel.

With respect to cost reductions, management has taken actions to restructure the Company’s operations to more closely align operating costs with revenues. Beginning in the second quarter of 2004 and continuing in the third quarter of 2004, management implemented controlled spending plans to strengthen engineering and marketing and sales, consistent with the increases in net sales and new order bookings experienced during the first nine months of 2004.

From February 2003 through September 16, 2004 the Company borrowed approximately $26.6 million from Optel pursuant to a series of secured promissory notes (the “Optel Notes”), of which approximately $25.65 million in principal and approximately $2.0 million in accrued interest was outstanding as of September 16, 2004. On September 16, 2004, the Company and Optel executed definitive financing agreements to restructure all of the outstanding Optel Notes. Pursuant to the agreements, Optel extended the maturity of the outstanding principal amount until December 31, 2005 and extended the maturity of the outstanding accrued interest, plus additional interest that accrues in the future, until September 16, 2005. In connection with the restructuring, on September 17, 2004, Optel advanced to the Company an additional $1.35 million, bringing the total principal amount of debt owed by the Company to Optel to $27.0 million, plus accrued interest of approximately $2.0 million (collectively, the “Restructured Debt”). The Restructured Debt continues to bear interest at a rate of 10% per annum and is secured by a first priority security interest in substantially all of the assets of the Company.

In conjunction with the debt restructuring, the Company issued to Optel a Secured Convertible Promissory Note (the “Convertible Note”). Pursuant to the Convertible Note, the Company has agreed to make the Restructured Debt or any portion thereof convertible into common stock of the Company at the option of Optel at any time following approval of the conversion feature by the disinterested stockholders at a conversion price based on the volume-weighted average trading price of the stock during the five-day period preceding the date of any conversion. Stockholder approval will be determined at the next Annual Stockholders Meeting. All of the foregoing transactions with Optel were approved by the Company’s board of directors on September 15, 2004, upon the recommendation of the special committee of the board. The special committee is composed solely of independent directors.

Since the closing of the Optel restructuring, the Company has required additional loans from Optel to fund its ongoing working capital needs. On October 1, October 14, October 15 and November 10, 2004, the Company borrowed an additional $360,000, $300,000, $1,000,000 and $2,300,000, respectively, from Optel to fund its ongoing working capital needs. Each of the new loans were evidenced by separate secured promissory notes, bear a rate of interest of 10.0% per annum and are secured by a security interest in substantially all of the Company’s assets. The total principal amount of $3.96 million and any accrued, but unpaid interest under each of the secured promissory notes is due and payable upon demand by Optel at any time after December 31, 2004.

On August 23, 2004, Optel entered into a guarantee agreement (the “Guarantee Agreement”), whereby Optel guarantees certain obligations of the Company owing to Jabil Circuits, Inc. (“Jabil”) relating to purchase orders for production material issued by the Company to Jabil after June 30, 2004. The maximum amount of the Optel guarantee under the Guarantee Agreement is capped at $1.88 million. Prior to the completion of the Guarantee Agreement, the Company was required to prepay Jabil for all orders of production material. With the Guarantee Agreement in place, the Company is obligated to pay for production material purchased from Jabil upon receipt of that material.

The Company has used substantially all of the financing previously provided by Optel to fund the satisfaction of substantially all of its outstanding debt and liabilities owed to creditors other than Optel, to fund the settlement of all outstanding legal disputes and to fund its working capital needs. The Company has insufficient short-term resources to fund its working capital and capital expenditure requirements for the near term and does not have sufficient cash resources to to meet cash requirements and maintain sufficient liquidity over the next 12 months. The Company’s ability to satisfy its short term liquidity requirements and its liquidity requirements over the next 12 months is dependent on its ability to obtain additional financing from funding sources which may include, but will not be limited to Optel. Further, the Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company. The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable or that it will continue as a going concern. As a result, our independent certified public accountants have included an explanatory paragraph for a going concern in their report for the year ending December 31, 2003, that was included in our Annual Report on Form 10-K filed on April 14, 2004.

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2004 was approximately $12.4 million. This was primarily the result of funds disbursed in connection with settlements of certain disputes, litigation and other of $5.8 million, an increase in accounts receivable of $3.2 million, the loss from operations of $6.2 million, offset by a reduction in inventory of $3.0 million and an increase in accounts payable of $1.4 million. Accrued litigation charges used operating cash of approximately $5.8 million during the nine-month period as a result of settlement payments made in January to Arrow Electronics for $0.4 million, in February to Zurich American for $0.2 million and in September to CIT Technologies Corporation for $5.2 million. Accounts receivable used operating cash of approximately $3.2 million on net sales of approximately $12.7 million, as new customer billings outpaced cash collections. Longer collection cycles for accounts receivable from international sales resulted in the Company increasing the reserve for potentially uncollectible accounts by $1.3 million in the quarter ended September 30, 2004. Settlements of accounts payable and accrued litigation, inventories, and accounts payable and accrued expenses provided operating cash for the nine months ended September 30, 2004. Settlements of accounts payable and accrued litigation provided approximately $0.4 million in operating cash flow resulting from the settlement of various trade accounts payable. Usage of on-hand inventory provided operating cash of approximately $3.0 million. The cash provided by accounts payable and accrued expenses totaled approximately $1.4 million and resulted primarily from accrued but unpaid interest expenses totaling approximately $1.4 million.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2004 was approximately $0.5 million. This was primarily the result of the payment of accrued litigation settlements discussed above which released restricted cash.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2004 was approximately $12.2 million. This was primarily the result of proceeds of $13.4 million from borrowings from Optel and proceeds of approximately $0.1 million from the sale of common stock under the Company’s 2001 Stock Option Plan and the 1997 Employee Stock Purchase Plan, offset by payments of $1.3 million made on notes payable, primarily to Jabil Circuits, Inc. in conjunction with the settlement agreement made with Jabil in May 2004.

Revolving Credit Facility

In April 2002, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Wachovia Bank (the “Bank”). The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company’s cash and cash equivalents and short-term investments. The advance rate varies between 80% and 95% and is dependent upon the composition and maturity of the available collateral. An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement has an initial term of three years. The Agreement may be terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank may terminate the Agreement at any time, without notice upon or after the occurrence of an event of default. At September 30, 2004, there were approximately $1.4 million of letters of credit outstanding under this facility secured by approximately $1.4 million of the Company’s cash and cash equivalents which were classified as restricted at September 30, 2004. The Company currently has no additional borrowing capacity under this facility.

Legal Proceedings

The Company from time to time may be involved in various lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations. For a detailed description of the Company’s litigation and settlement agreements with its creditors, see Part II-Item 1, “Legal Proceedings.”

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

Item 4. Controls and Procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchanges Act of 1934 (the “Exchange Act”), as defined in Rules 13a-15(e) and 15d-15(e), as of September 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

A list of exhibits is set forth in the Exhibit Index found on page 26 of the report.

(b) Reports on Form 8-K.

(i)	Current Report on Form 8-K dated as of August 25, 2004, filed on August 26, 2004 pursuant to Item 5, reporting the approval and ratification by the board of directors of Digital Lightwave, Inc. (the “Company”) of a term sheet with Optel Capital, LLC (“Optel”) to provide financing and to restructure the Company’s outstanding debt with Optel.

(ii)	Current Report on Form 8-K dated as of September 2, 2004, filed on September 3, 2004 pursuant to Item 8.01, reporting the approval by the board of directors of Digital Lightwave, Inc. (the “Company”) to transfer the listing of the Company’s securities to the Nasdaq SmallCap Market from the Nasdaq National Market. On September 3, 2004, the Company filed an application with The Nasdaq Stock Market to transfer the listing of the Company’s securities to the Nasdaq SmallCap Market.

(iii)	Current Report on Form 8-K dated as of September 20, 2004, filed on September 21, 2004 pursuant to Item 3.01, reporting that Digital Lightwave, Inc. (the “Company”) received notice from The Nasdaq Stock Market that it had approved the Company’s application to transfer the listing of the Company’s securities to the Nasdaq SmallCap Market.

(iv)	Current Report on Form 8-K dated as of September 16, filed on September 20, 2004 pursuant to Item 1.01, reporting that Digital Lightwave, Inc. (the “Company”) and Optel Capital, LLC (“Optel”) executed definitive financing agreements to restructure the outstanding debt owed by the Company to Optel and Optel, LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Digital Lightwave, Inc.
(Registrant)

By:	/s/ JAMES GREEN
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 12, 2004

By:	/s/ JAMES GREEN
Chief Accounting Officer
(Principal Financial Officer)

Date: November 12, 2004

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Non-Binding Term Sheet between Digital Lightwave, Inc. and Optel Capital, LLC dated August 23, 2004 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 26, 2004).

10.2*	Loan and Restructuring Agreement between Digital Lightwave, Inc. and Optel Capital, LLC dated as of September 16, 2004 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 21, 2004).

10.3*	Twenty Second Amended and Restated Security Agreement between Digital Lightwave, Inc. and Optel Capital, LLC dated as of September 16, 2004 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on September 21, 2004).

10.4*	Secured Convertible Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on September 16, 2004 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on September 21, 2004).

10.5*	Registration Rights Agreement between Digital Lightwave, Inc. and Optel Capital, LLC dated as of September 16, 2004 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on September 21, 2004).

10.6+	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on November 10, 2004.

31.1+	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2+	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

+	Filed herewithin.