Form 10-K
period 2004-12-31
DIGITAL LIGHTWAVE INC
filed 2005-03-31
CIK 1016100

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-21669

Digital Lightwave, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	95-4313013
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

15550 Lightwave Drive Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (727) 442-6677

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.0001 par value per share

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2004, was approximately $26,138,000 based on the closing price of $1.72 for shares of the Registrant’s Common Stock on such date as reported by the Nasdaq National Market. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock issued and outstanding as of March 21, 2005, was 35,171,521.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed within 120 days after the close of the Registrant’s fiscal year ended December 31, 2004, are incorporated by reference into Part III.

FORM 10-K

For the Year Ended December 31, 2004

i

PART I

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially from the results and outcomes discussed in the forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements, except as required by law. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Factors That May Affect Future Results” set forth at the end of this Item 1 and those contained from time to time in our other filings with the SEC. We caution you that our business and financial performance are subject to substantial risks and uncertainties.

Item 1.	Business

Recent Developments

We have insufficient short-term resources for the payment of our current liabilities. During the twelve months ended December 31, 2004, and the three months ended March 31, 2005, we have addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by our largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. Our ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on our ability to obtain additional financing from funding sources which may include, but may not be limited to, Optel. If we are not able to obtain additional financing, we expect that we will not have sufficient cash to fund our working capital and capital expenditure requirements for the near term. Optel currently continues to be our principal source of financing. Further, although we have been in discussions with alternative financing sources, the Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company.

As of March 23, 2005, we owed Optel approximately $37.2 million in principal plus accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum. The maturity dates and corresponding payment schedules related to these obligations are as follows:

•	Secured Convertible Promissory Note. Pursuant to that certain secured convertible promissory note, dated as of September 16, 2004, the Company borrowed $27.0 million from Optel on the following terms (the “Secured Convertible Promissory Note”):

•	Approximately $2.0 million of accrued and unpaid interest as of September 16, 2004, plus any interest that accrues on such $2.0 million in accrued and unpaid interest and any interest that accrues on $27.0 million in outstanding principal is due and payable on demand at any time after September 16, 2005;

•	Interest that accrues from September 17, 2005, to December 31, 2005, due and payable on demand at any time after December 31, 2005;

•	$27.0 million of principal due and payable on demand at any time after December 31, 2005.

•	Short-Term Notes. Pursuant to those several short-term secured promissory notes issued by the Company to Optel since September 30, 2004, the Company borrowed an additional $10.2 million from Optel on the following terms (the “Short-Term Notes”):

•	Approximately $4.4 million plus accrued interest currently payable on demand;

•	$2.6 million plus accrued interest payable on demand at any time after March 30, 2005;

•	$3.2 million plus accrued interest payable on demand at any time after May 31, 2005.

On February 10, 2005, at a special meeting of our stockholders, the conversion feature of the Secured Convertible Promissory Note was approved by our stockholders. Accordingly, all or any portion of such debt is convertible into our common stock at the option of Optel at any time. The conversion price is based upon the volume-weighted average trading price of our common stock during the five-day period preceding the date of any conversion. On March 11, 2005, we issued 981,258 shares of common stock to Optel in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note. Further conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of our other stockholders, and give Optel and Dr. Zwan even greater control over the Company.

On March 15, 2005, Optel established an irrevocable letter of credit in the amount of $6.0 million on our behalf and naming MC Test Service, Inc. as beneficiary. MC Test Service, Inc. provides outsourced manufacturing services to us. With the letter of credit in place, MC Test Service, Inc. has extended to us regular payment terms to pay for purchased production material. The letter of credit expires on December 30, 2005.

All of the foregoing transactions with Optel were approved by the Company’s board of directors, upon the recommendation of the special committee of the board. The special committee is composed solely of independent directors.

We have entered into preliminary discussions with Optel to restructure the Short-Term Notes by extending the maturity date of such debt, to arrange for additional short-term working capital and to obtain additional financing through guarantees and letters of credit to secure vendor obligations. If we do not reach an agreement to restructure the Short-Term Notes and obtain additional financing from Optel, we will be unable to meet our obligations to Optel and our other creditors, and in an attempt to collect payment, our creditors, including Optel, may seek legal remedies.

Overview

Digital Lightwave, Inc. provides the global fiber-optic communications industry with products and technology used to develop, install, maintain, monitor and manage fiber-optic communication networks. Telecommunications service providers, owners of private networks (utilities, government and large enterprises) and equipment manufacturers deploy our products to provide quality assurance and ensure optimum performance of advanced optical communications networks and network equipment. Our products are sold worldwide to telecommunications service providers, owners of private networks (utilities, government and large enterprises), telecommunications equipment manufacturers, equipment leasing companies and international distributors.

Our revenue has been generated primarily from the sale of products from our original product line, the Network Information Computers (NIC). NICs are portable instruments used for the installation and maintenance testing of advanced, high-speed networks and transmission equipment. The NIC product family provides diagnostic capabilities for testing the performance of both optical and legacy electrical networks with an array of communications standards and transmission rates.

Our product lines also include the Network Access Agent (NAA), the Optical Wavelength Manager (OWM) and the Optical Test System (OTS). NAAs are unattended, software-controlled, performance monitoring and diagnostic systems permanently installed within optical-based networks, allowing centralized remote network monitoring and management. The OWM remotely monitors up to eight optical fibers providing fast and highly accurate analysis of optical wavelengths. The OWM also provides remote analysis and management via a web-enabled PC interface as well as software interfaces allowing for control by industry-standard network management systems. The OTS line includes a fully developed and widely deployed line of precision optical test and measurement instruments used primarily by telecommunications equipment manufacturers in the research and development and manufacturing of new products.

Digital Lightwave, Inc. was incorporated in California in 1990 and reincorporated in Delaware in 1996. Unless the context indicates otherwise, the “Company,” “we,” “our,” and “Digital Lightwave,” as used in this Report, refer to Digital Lightwave, Inc., a Delaware corporation, and its predecessor entity. Our principal executive offices are located at 15550 Lightwave Drive, Clearwater, Florida, 33760, and the telephone number is (727) 442-6677. The Digital Lightwave web site address is www.lightwave.com.

Industry

The telecommunications industry is experiencing a modest stabilization after an abrupt halt of new investment and network expansion projects in 2002 through mid 2004. Consolidation, mergers and acquisitions, and business failures have resulted in fewer service providers competing for global market share, resulting in a significantly more stable market environment into which the Company sells its products and technologies. Announcements by major local access providers in North America have provided a new catalyst for the fiber optic networking industry through the planned expansion of fiber to the home (FTTH), fiber to the premise (FTTP) as well as a variety of combined fiber build outs matched to communities’ specific existing local loop infrastructure, collectively known as (FTTx). Multi-year FTTx projects have begun in several regions of the United States. Whereas well-established network infrastructure exists in North America, leading to a slowdown in new development, aggressive network build outs in international markets are ongoing and will facilitate the use and implementation of a group of loosely related technologies known as Next Generation (NextGen) technologies. NextGen typically applies to networks outside of the United States, designed specifically for the existing infrastructure and fiber backbones of the international networks.

The Digital Lightwave Solution

Digital Lightwave provides products and technologies that are designed to support networking technologies in North America as well as the group of NextGen technologies primarily used outside of the United States. The Company embraces the most advanced networking standards, and has designed its flagship product, the NIC, with a flexible architecture in anticipation of a continual upgrade path as new technologies are developed, standardized and brought to market.

The Company designs and manufactures its products in portable and embedded form factors to serve its varied customer types. Portable products are lightweight, self-contained test instruments that are used for field applications such as network diagnostics, maintenance and troubleshooting. The Company provides the same technologies in a rack mountable product offering, designed for deployment at key points throughout the network, namely at central offices (CO), data centers, and co-location facilities. The rack-mounted equipment provides for remote monitoring from a centralized network management console residing at the service providers’ network operations center (NOC). Having remotely-deployed equipment allows service providers to monitor and manage their network on a full-time basis, thereby optimizing labor resources and minimizing time and expense of diagnosis and resolution of network emergencies and repairs.

Digital Lightwave products are also applicable to laboratory and manufacturing applications. Network equipment manufacturers use our products during the research and development phase to ensure new equipment performs to designed specifications and conforms to international standards. Service providers and private network operators use Digital Lightwave products in the laboratory environment to confirm network equipment functionality, compatibility and conformance to international standards. The Company’s products are also used as part of the manufacturing process for network equipment providers throughout the world.

Products and Services

Digital Lightwave’s products are used to verify that telecommunications products and systems function and perform properly and to troubleshoot data signal impairments in high-speed communication networks. Specific customer applications of the Company’s diagnostic equipment include the testing of actual performance during the research and development of new network equipment by manufacturers, the qualification of products during manufacturing, the verification of service during network installation and the monitoring and maintenance of deployed networks. In the third quarter of 2002, the Company organized products and services into four categories to focus on specific market opportunities for its SONET/SDH, Gigabit Ethernet, T-Carrier, PDH, ATM, Packet Over SONET (POS), and DWDM test and measurement products and technologies.

Acquisitions

The Company expanded its product portfolio and customer installed base in the second half of 2002 through the acquisition of assets of two individual product lines in an effort to complement our original products and provide core intellectual property rights to our business.

Optical Wavelength Manager (OWM) Acquired from LightChip - On October 11, 2002, the Company acquired certain assets related to the optical network management product line from LightChip, Inc., a privately held company based in Salem, New Hampshire, in exchange for $1.0 million in cash. The acquired assets included inventory, patented technology and equipment. The acquired product includes the Optical Wavelength Manager (OWM), which is installed by network service providers within the infrastructure of fiber-optic networks and is used primarily by operators of the network to monitor DWDM performance from a central location. The OWM remotely monitors up to eight optical fibers and provides fast and highly accurate analysis of optical wavelengths. The OWM also provides remote analysis and management via a web-enabled PC interface as well as software interfaces allowing for control by industry standard network management systems.

Optical Test System (OTS) Acquired from Tektronix - On November 5, 2002, the Company acquired the Optical Test System (OTS) product line of Tektronix, Inc. and assumed certain liabilities associated with the OTS product line, in exchange for $10.0 million in cash. The OTS product line includes a fully developed and widely deployed line of precision optical test and measurement instruments used primarily by telecommunications equipment manufacturers in the research and development and manufacturing of new products. In connection with the acquisition agreement, the Company entered into (i) a license agreement with Tektronix pursuant to which Tektronix licensed certain intellectual property to the Company related to the OTS product line, and (ii) a services agreement with Tektronix pursuant to which Tektronix performed certain manufacturing services for the Company related to the OTS product line and the Company assumed certain warranty obligations of Tektronix related to the OTS product line.

The Company has effectively integrated certain technology from the acquired products into its NIC and NAA product lines.

Network Installation and Maintenance Products

Comprised primarily of the Company’s original product line of Network Information Computers (NIC), our Network Installation and Maintenance Products include portable test devices used by network technicians. These devices provide a compact, lightweight, and easy-to-use product offering significant functionality.

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

These products are based on modular and scalable hardware and software platforms and a flexible architecture that allow customers to easily upgrade existing systems to accommodate new technologies and thereby preserve the value of their original investment. We are utilizing the core technology within our NIC product line to continue developing portable and embedded products that address the evolving needs of the optical networking industry. Current models and certain features of the NIC include:

•	NIC® ASA-312®, which analyzes North American optical networks (SONET rates: OC-1 through OC-48) and legacy electrical networks (T-carrier rates: DS0, DS1, DS3), operating at transmission rates ranging from 64Kbps to 2.5 Gbps and includes ATM analysis.

•	NIC 2.5G®, which simultaneously and independently analyzes global optical networks (OTN/SONET/SDH rates: OC-1/STM-0 through OC-48/STM-16) and global electrical networks (T-carrier/PDH rates: DS0, DS1, DS3, E1, E3, E4), operating at transmission rates ranging from 64 Kbps to 2.5 Gbps and includes ATM analysis.

•	NIC 10G®, which verifies and qualifies the performance of global high-speed optical networks (SONET/SDH rates: OC-48/STM-16 and OC-192/STM-64), operating at transmission rates ranging from 2.6 Gbps to 10 Gbps and includes Packet over SONET/SDH (POS) analysis.

•	NIC Plus®, a scalable testing platform for global optical networks (OTN/SONET/SDH rates: OC-1/STM-0 through OC-192/STM-64) and global electrical networks (T-carrier/PDH rates: DS0, DS1, DS3, E1, E3, E4), operating at transmission rates ranging from 64 Kbps to 10.7 Gbps and includes POS and ATM analysis.

•	NIC GigE™ is comprised of two fully independent ports configurable for LX (single-mode fiber, 1310 nm) or SX (multi-mode fiber, 850 nm) gigabit network topologies and two 10/100 ports. This module enables packet-level testing as well as the more traditional bit-error testing on Gigabit Ethernet traffic.

Subject to the timing and availability of working capital, the Company plans to continue to enhance the NIC’s functionality and performance to meet evolving customer requirements for network technologies, and specifically plans to introduce test solutions for optical jitter and wander (critical network synchronization measurements) technology used in the OTS product line acquired from Tektronix.

Sales of Network Installation and Maintenance Products generated approximately 74%, 71% and 86% of our net sales for the years ended December 31, 2004, 2003 and 2002, respectively.

Network Management Systems

This product category is comprised of the Company’s Network Access Agent (NAA) products, and the Optical Wavelength Manager (OWM), acquired from LightChip, Inc. in October 2002. Operators of high-speed networks use these products to monitor and manage real-time performance from a central location, such as a Network Operations Center. Using our products’ analysis capabilities, a network operator is able to monitor signal degradation, diagnose and isolate network failures, and maintain a constant view of the network. This ensures fulfillment of service-level agreements (SLA) with the operator’s customers and enables the operator to perform predictive analysis of certain situations in order to prevent potential network interruptions or failures.

The first version NAA was introduced in 1998, utilizing the core technology of the NIC platform. NAAs are software-controlled performance monitoring and diagnostic equipment that is permanently embedded at multiple access points within optical networks, providing real-time analysis and network management from a centralized location.

The OWM is a highly sophisticated DWDM analysis system that provides more functionality and reliability than traditional optical spectrum analyzers at a significantly lower cost. The OWM is available in a compact rack-mountable form factor providing remote analysis and management via a web-enabled PC interface. The OWM remotely monitors up to eight optical fibers and provides fast and highly accurate analysis of optical wavelengths.

Network Equipment Test and Measurement Products

The network equipment test and measurement products category is comprised primarily of the Optical Test System (OTS) acquired from Tektronix in November 2002. The OTS line employs patented Digital Phase Analysis technology, a test solution for optical jitter and wander, both of which are critical network synchronization measurements. Products in the OTS line provide highly scalable and flexible platforms addressing both the network operator and network equipment manufacturer markets. These products are capable of testing fiber-optic systems at rates from 155 megabits/second through 10 gigabits/second. By providing multi-channel support in a single system that is designed for ease of use and upgradeability with future product enhancements, the OTS line decreases test time, time to market, and manufacturing and deployment costs.

Network Management Services

The Company provides engineering staff and consulting services for network installation and testing, capacity engineering, traffic optimization, and network planning, as well as technical due diligence for the acquisition and integration of networks. The Company began offering these services in 2002.

Customers

Since inception and through December 31, 2004, the Company has sold over 5,500 units of the Network Information Computer and over 130 Network Access Agents to over 490 customers. The Company has sold 12 units under the Optical Test Systems product line and 54 units under the Optical Wavelength Manager product line since the 2002 acquisitions. The Company’s products are purchased and used by domestic and international customers in the following industry segments:

•	Incumbent Local Exchange Carriers;

•	Inter-Exchange Carriers;

•	Competitive Local Exchange Carriers;

•	Internet Service Providers;

•	Communications Equipment Manufacturers;

•	Carriers’ Carriers;

•	Utility Companies;

•	Equipment Rental and Leasing Companies;

•	Wireless Service Providers; and

•	Enterprise Network Operators.

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

For the year ended December 31, 2004, our largest customer, Control Concepts, accounted for approximately 21% of net sales. For the year ended December 31, 2003, two customers, Control Concepts and Delo, combined to account for approximately 27% of net sales. For the year ended December 31, 2002, our largest customer, Technology Rental Services, accounted for approximately 10% of net sales. No other customer accounted for sales of 10% or more during those years.

Sales, Marketing and Customer Support

Sales

The Company primarily sells its products in the United States through a direct sales force to telecommunications service providers and network equipment manufacturers. The Company sells its products through a direct sales force in the United Kingdom and through a network of distributors located throughout Europe. The Company primarily sells its products in China through a direct sales force and utilizes distributors throughout the Asia Pacific region. Sales of our products have tended to be concentrated with a few major customers, and we expect sales will continue to be concentrated with a few major customers in the future. In the first quarter of 2003, the Company closed its sales offices in Brazil, Taiwan, Singapore, India and Australia and intends to utilize distributors for future sales in such regions. Our direct sales force consisted of 16 employees as of March 21, 2005.

Marketing

The Company focuses its marketing efforts for the Network Information Computer on the divisions of telecommunications service providers that are responsible for planning and installing extensions of the network and on the divisions of telecommunications equipment manufacturers that are responsible for quality assurance. The Company has directed its marketing efforts for the Network Access Agent on the strategic planning divisions of telecommunications service providers and private network operators in order to define customer requirements. The Company seeks to build awareness of its products through a variety of marketing channels and methodologies, including industry trade shows, conferences and internet-based marketing activities to targeted customers and association groups.

Customer Support

The Company offers technical support to its customers 24 hours a day, seven days a week. The customer support organization is comprised of highly skilled employees with extensive experience across a broad range of fiber optics network equipment and technologies. All service and repair work is performed at certified facilities in Florida, Massachusetts, Italy, and Australia or by a contract manufacturer. The Company offers a warranty of one to three years depending on the product as well as an extended warranty program.

Production

The Company’s production of NIC and NAA products is currently performed in Clearwater, Florida. The Company subcontracts the manufacture of computer systems boards, plastic molds and metal chassis and certain subassemblies and components for the NIC and NAA products. The Company performs final assembly and programs the products with our software. The Company implements strict quality control procedures throughout each stage of the manufacturing process and tests the boards and subassemblies at various stages in the process, including final test and qualification of the product.

In January 2002, we implemented our outsourcing strategy with Jabil Circuit, Inc. (“Jabil”), to provide product assembly, direct order fulfillment, manufacturing design and product cost improvement services for all of our Network Information Computer and Network Access Agents products. Effective as of May 11, 2004, we entered into a settlement agreement with Jabil, which resolved and settled certain disputes between us and provided for Jabil’s continuing manufacturing services to us through December 31, 2004. Jabil continues to provide manufacturing services to us while Jabil and we discuss the renewal of a manufacturing services agreement. On August 23, 2004, Optel entered into a guarantee agreement (the “Guarantee”) with Jabil, pursuant to which Optel guaranteed certain obligations of the Company owing to Jabil relating to purchase orders for production material issued by the Company to Jabil after June 30, 2004. Optel’s maximum obligation under the Guarantee is $1.88 million. With the Guarantee in place, the Company is able to pay for production material purchased from Jabil upon receipt of that material.

Effective as of January 31, 2005, we entered into a letter agreement with MC Test Service, Inc. (“MC”) to also provide outsourced manufacturing services. On March 15, 2005, Optel established an irrevocable letter of credit (“LC”) in the amount of $6.0 million on behalf of the Company and naming MC as beneficiary. With the LC in place, MC has extended to the Company regular payment terms to pay for purchased production material. (See Note 13 to the Consolidated Financial Statements – Related Party Transactions) In the future, any failure to maintain these manufacturing services agreements with Jabil or MC, or enter into a substitute manufacturing agreement in a timely fashion could interrupt our operations and adversely impact our ability to manufacture our products, book sales and fulfill customer orders.

The Company’s production of OWM and OTS products is currently performed in Billerica, Massachusetts. The Company subcontracts the manufacture of computer systems boards, plastic molds and metal chassis and certain subassemblies and components for the OTS and OWM products. The Company performs final assembly and programs the products with our software.

We currently utilize several key components in the manufacture of our products from sole-source or limited-source suppliers. Certain laser and laser amplifier components, power supplies, touch-screen sensors, single-board computers and SONET overhead terminators used in our Network Information Computer and the Network Access Agent products are sourced from a single or a limited number of suppliers. We purchase a filter, a controller board and an interface board from a single or limited number of suppliers for the Network Access Agent product. Certain oscillators, power supplies, single board computers, and other optical components are key components in the manufacture of our Optical Test Systems products and are sourced from a single or limited number of supplies. We use detectors, switches and an imbedded operating system as key components in the manufacture of our Optical Wavelength Manager products that are sourced from a single or limited number of suppliers. We are currently attempting to qualify certain additional suppliers for certain of the sole-sourced components. The loss of a supplier for any of these key components could seriously disrupt our operations. The Company also obtains other equipment manufacturers’ products for resale to customers.

We forecast product sales on a quarterly basis and order materials and components based on these forecasts. Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, purchase terms and demand for a component at a given time. There may be excess or inadequate inventory of certain materials and components if actual orders vary significantly from forecasts.

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

During fiscal years 2004, 2003, and 2002, the Company spent approximately $7.4 million, $7.9 million, and $14.8 million, respectively, on engineering and development activities.

Intellectual Property

The Company’s success and its ability to compete depends upon its proprietary technology that the Company protects through a combination of patent, copyright, trade secret and trademark law. As of March 21, 2005, we have six issued patents relating to the Network Information Computer and Network Access Agent technology, and two issued patents relating to the DWDM technology in the United States. We have filed continuation applications for each of these issued patents. Currently we have 14 patents pending relating to our technology. The Company’s strategy includes a plan to expand its presence in international markets and the laws of some foreign countries may not protect the Company’s proprietary rights to the same extent as do the laws of the United States.

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

Backlog

We believe that backlog is not a meaningful indicator of future business prospects and financial results. Backlog, as we define it, generally represents cumulative outstanding orders that are scheduled for delivery within a three-month period. We have not entered into long-term agreements or blanket purchase orders for the sale of our products and, accordingly, do not carry substantial backlog from quarter-to-quarter. Our sales during a particular quarter are highly dependent upon orders placed by customers during that period. Consequently, sales may fluctuate significantly from quarter-to-quarter and year-to-year reflecting the timing and amount of our customers ordering trends. Because most of our operating expenses are relatively fixed and cannot be easily reduced in response to decreased revenues, quarterly fluctuations in sales may have a significant effect on net income.

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

Competition

The market for our products is competitive and is subject to rapid technological change, frequent product introductions with improved performance, competitive pricing and changing industry standards. We believe that the principal factors on which we compete include:

•	product performance;

•	product quality;

•	product reliability;

•	value;

•	customer service and support; and

•	length of operating history, industry experience and name recognition.

We believe that the principal competitors for our Network Installation and Maintenance Products are Acterna, Agilent Technologies, Anritsu, EXFO Electro-Optical Engineering, Inc., NetTest, and Sunrise Telecom. We believe the principal competitors for our Network Management System and our Network Equipment Test and Measurement Products are Acterna, Agilent, EXFO, and Spirent. Many of our competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources. A number of these competitors have long-established relationships with our customers and potential customers.

Regulatory Matters

The Company’s products must meet industry standards and regulations that are evolving as new technologies are deployed. In the United States, our products must comply with various regulations promulgated by the Federal Communications Commission and Underwriters Laboratories as well as industry standards established by the American Standards Institute and other organizations. Internationally, our products must comply with standards established by the European Union and communication authorities in other countries as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. In addition, some of our planned products may be required to be certified by Telcordia in order to be commercially viable. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards and regulations could adversely affect our ability to sell products.

International

The Company sells its products in domestic and international markets. Our domestic sales represented approximately 73%, 75% and 66% of our net sales for the years ending 2004, 2003, and 2002, respectively. The Company’s international sales represented approximately 27%, 25% and 34% total net sales for the years ended 2004, 2003, and 2002, respectively.

Employees

As of March 21, 2005, we employed a full-time staff of 96 employees. None of the Company’s employees are represented by labor unions, and we believe our relations with our employees are good.

FACTORS THAT MAY AFFECT FUTURE RESULTS

Our business is subject to various risks, including those described below. You should carefully consider the following risks, together with all of the other information included in this document before deciding to invest in our securities. Any of these risks could materially adversely affect our business, operating results and financial condition.

Our ability to continue as a “going concern” is uncertain.

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent registered public accounting firm’s report on our consolidated financial statements as of and for the fiscal year ended December 31, 2004, includes an explanatory paragraph that states we have suffered recurring losses from operations and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern.

Beginning in the third quarter of 2001 and continuing through December 31, 2004, we incurred combined net losses of $128.3 million. For the years ended December 31, 2004, and December 31, 2003, we reported a net loss of approximately $12.9 million and $32.4 million, respectively, and cash flows used by operations of $17.4 million and $16.4 million, respectively. We anticipate that our operating losses will continue in fiscal year 2005. Management has taken actions to reduce operating expenses and capital expenditures, including restructuring operations to more closely align operating costs with net sales.

Our ability to meet cash and future liquidity requirements is dependent on our ability to raise additional capital, successfully negotiate extended payment terms with certain creditors, attain our business objectives, maintain tight controls over spending and release new products and product upgrades on a timely basis. If our cash requirements cannot be satisfied from cash flows from operations and the infusion of additional capital, we may be forced to implement further expense reduction measures, including, but not limited to, workforce reductions, the sale of assets, the consolidation of operations or the delay, cancellation or reduction of certain product development, marketing, licensing, or other operational programs.

We are unable to meet our current obligations.

As of December 31, 2004, we had approximately $809,000 of unrestricted cash and cash equivalents and a working capital deficit of approximately $31.9 million. In addition to the unrestricted cash and cash equivalents, our current assets included approximately $2.1 million in net accounts receivable and approximately $5.5 million in net inventory. Our current liabilities included approximately $3.3 million in accounts payable and accrued liabilities, $3.0 million in accrued interest and approximately $35.1 million in current notes payable. We are currently unable to pay our liabilities as they become due.

We need to raise additional capital.

From February 2003 through September 17, 2004, we borrowed approximately $27.0 million from Optel and its affiliates. In September 2004, we restructured this debt and issued Optel a secured convertible promissory note having the following terms:

•	Interest Rate of 10% per annum;

•	Accrued interest of approximately $2.0 million outstanding as of September 16, 2004, plus any interest that accrues on such $2.0 million in accrued interest and any interest that accrues on such $27.0 million in outstanding principal, is payable on demand at any time after September 16, 2005;

•	Any interest that accrues after September 16, 2005, along with the principal balance of $27.0 million is payable on demand at any time after December 31, 2005; and

•	Secured by a first priority security interest in substantially all of the assets of the Company.

On August 23, 2004, Optel entered into a guarantee agreement with Jabil Circuit, Inc., or Jabil, pursuant to which Optel guaranteed certain obligations of the Company owing to Jabil relating to purchase orders for production material issued by the Company to Jabil after June 30, 2004. Optel’s maximum obligation under the guarantee agreement is $1.88 million. Prior to the completion of the guarantee agreement, the Company was required to prepay Jabil for all orders of production material. With the guarantee agreement in place, the Company is now able to pay for production material purchased from Jabil upon receipt of that material.

On December 2, 2004, Optel established an irrevocable standby letter of credit in the amount of approximately $1.4 million on our behalf and naming Lightwave Drive LLC, our landlord, as beneficiary. The letter of credit expires December 6, 2005. The letter of credit replaces a previous letter of credit in the same amount, previously issued by us which had expired. The expired letter of credit had been secured by a restricted cash deposit of $1.4 million. With the letter of credit issued by Optel, we have been able to utilize the $1.4 million cash deposit for working capital purposes.

From September 30, 2004, through December 31, 2004, we borrowed approximately an additional $4.4 million from Optel pursuant to the Short-Term Notes. As of December 31, 2004, the outstanding principal owed to Optel was approximately $31.4 million plus accrued interest thereon of approximately $2.9 million. Since January 1, 2005 we borrowed an additional $5.8 million from Optel pursuant to the Short-Term Notes. (See Note 13 to the Consolidated Financial Statements – Related Party Transactions) The Short-Term Notes have the following terms:

•	Interest Rate of 10% per annum;

•	Approximately $4.4 million plus accrued interest is currently payable on demand;

•	$2.6 million plus accrued interest thereon is payable on demand at any time after March 30, 2005;

•	$3.2 million plus accrued interest thereon is payable on demand at any time after May 31, 2005; and

•	Secured by a first priority security interest in substantially all of the assets of the Company.

On January 8, 2005, Optel notified us that it was not demanding payment of the approximately $4.4 million that was then and is currently payable upon demand by Optel, but that it reserved its right to do so in the future.

On February 10, 2005, at a special meeting of our stockholders, the conversion feature of the Secured Convertible Promissory Note was approved by our stockholders. Accordingly, all or any portion of such debt is convertible into our common stock at the option of Optel at any time. The conversion price is based upon the volume-weighted average trading price of our common stock during the five-day period preceding the date of any conversion. On March 11, 2005, we issued 981,258 shares of common stock to Optel in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note. Further conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of our other stockholders, and give Optel and Dr. Zwan even greater control over the Company.

On March 15, 2005, Optel established an irrevocable letter of credit in the amount of $6.0 million on our behalf and naming MC Test Service, Inc. as beneficiary. MC Test Service, Inc. provides outsourced manufacturing services to us. With the letter of credit in place, MC Test Service, Inc. has extended to us regular payment terms to pay for purchased production material. The letter of credit expires on December 30, 2005.

All of the foregoing transactions with Optel were approved by the Company’s board of directors, upon the recommendation of the special committee of the board. The special committee is composed solely of independent directors.

We have entered into preliminary discussions with Optel to restructure the Short-Term Notes by extending the maturity date of such debt, to arrange for additional short-term working capital and to obtain additional financing through guarantees and letters of credit to secure vendor obligations. If we do not reach an agreement to restructure the Short-Term Notes and obtain additional financing from Optel, we will be unable to meet our obligations to Optel and our other creditors, and in an attempt to collect payment, our creditors, including Optel, may seek legal remedies, including filing a petition for involuntary bankruptcy, or we may elect to seek relief by filing a voluntary bankruptcy petition.

While we have been exploring alternative financing to raise additional funding, we have not identified a funding source other than Optel that would be willing to provide current or future financing. In the future, if we issue additional equity securities to raise funds, the ownership percentage of the existing stockholders would be diluted, and the new investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Additional debt incurred by us would be senior to equity with respect to the ability of the debt holders to make claims on our assets. In addition, the terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short- or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets, or we may be forced to seek protection under bankruptcy laws.

We are dependent on contract manufacturers to produce our printed circuit card assemblies and rely on sole and limited source suppliers which could adversely affect our operations.

The Company’s production of NIC and NAA products is currently performed in Clearwater, Florida. The Company subcontracts the manufacture of computer systems boards, plastic molds and metal chassis and certain subassemblies and components for the NIC and NAA products. The Company performs final assembly and programs the products with our software. The Company implements strict quality control procedures throughout each stage of the manufacturing process and tests the boards and subassemblies at various stages in the process, including final test and qualification of the product.

In January 2002, we implemented our outsourcing strategy with Jabil Circuit, Inc., or Jabil, to provide product assembly, direct order fulfillment, manufacturing design and product cost improvement services for all of our Network Information Computer and Network Access Agents products. Effective as of May 11, 2004, we entered into a settlement agreement with Jabil, which resolved and settled certain disputes between us and provided for Jabil’s continuing manufacturing services to us through December 31, 2004. Jabil continues to provide manufacturing services to us while Jabil and we discuss the renewal of a manufacturing services agreement. Effective as of January 31, 2005, we entered into a letter agreement with MC Test Service, Inc. to also provide outsourced manufacturing services. In the future, any failure to maintain these agreements or enter into a substitute manufacturing agreement in a timely fashion could interrupt our operations and adversely impact our ability to manufacture our products, book sales and fulfill customer orders.

The Company’s production of OWM and OTS products is currently performed in Billerica, Massachusetts. The Company subcontracts the manufacture of computer systems boards, plastic molds and metal chassis and certain subassemblies and components for the OTS and OWM products. The Company performs final assembly and programs the products with our software.

We currently utilize several key components in the manufacture of our products from sole-source or limited-source suppliers. Certain laser and laser amplifier components, power supplies, touch-screen sensors, single-board computers and SONET overhead terminators used in our Network Information Computer and the Network Access Agent products are sourced from a single or a limited number of suppliers. We purchase a filter, a controller board and an interface board from a single or limited number of suppliers for the Network Access Agent product. Certain oscillators, power supplies, single board computers, and other optical components are key components in the manufacture of our Optical Test Systems products and are sourced from a single or limited number of supplies. We use detectors, switches and an imbedded operating system as key components in the manufacture of our Optical Wavelength Manager products that are sourced from a single or limited number of suppliers. We are currently attempting to qualify certain additional suppliers for certain of the sole-sourced components. The loss of a supplier for any of these key components could seriously disrupt our operations.

We forecast product sales on a quarterly basis and order materials and components based on these forecasts. Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, purchase terms and demand for a component at a given time. There may be excess or inadequate inventory of certain materials and components if actual orders vary significantly from forecasts.

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

Our largest stockholder has substantial influence over us and could dilute the interests of our other stockholders as a result of his interests as our largest stockholder and principal creditor.

As of March 21, 2005, Dr. Bryan J. Zwan, our chairman of the board, beneficially owned 14,750,008 shares of our common stock, which represented approximately 41.9% of our outstanding common stock as of that date. Of those shares, 2,250,000 shares, or approximately 6.4% of our outstanding common stock as of that date, were subject to forward sales agreements. In addition, all or any portion of the Secured Convertible Promissory Note held by Optel, an entity controlled by Dr. Zwan, is convertible into our common stock at the option of Optel at any time. The conversion price of the Secured Convertible Promissory Note is based upon the volume-weighted average trading price of our common stock during the five-day period preceding the date of any conversion (the “Applicable Conversion Price”). As of March 21, 2005, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $29.3 million and the Applicable Conversion Price was approximately $0.952. Accordingly, on March 21, 2005, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 30,763,880 shares of our common stock. If Optel had fully converted the Secured Convertible Promissory Note into shares of common stock on March 21, 2005, Dr. Zwan would have been the beneficial owner of 45,513,889 shares of common stock as of such date, which would have represented approximately 69.0% of our outstanding common stock after giving effect to the conversion. Any such conversion of the Secured Convertible Promissory Note would substantially dilute the interests of existing stockholders of the Company. In addition, as the beneficial holder of a majority of the common stock of the Company, Dr. Zwan would have substantial control over matters to be determined by the stockholders of the Company, which control may be exercised in a manner adverse to the interests of other stockholders of the Company.

In addition, as of March 23, 2005, we owed Optel Capital, LLC, approximately $37.2 million plus accrued interest, which debt is secured by a first priority security interest in substantially all of our assets, and Optel has entered into various other commercial and financial arrangements with us, our creditors and our vendors. Approximately $4.4 million of the amount we owe Optel is currently payable upon demand and approximately $5.8 million will become payable upon demand by May 31, 2005 (See “We need to raise additional capital” under the caption entitled FACTORS THAT MAY AFFECT FUTURE RESULTS). Although we are currently in negotiations with Optel to restructure such debt and to obtain additional working capital, there can be no assurance that Optel will agree to such restructuring or provide any additional financing to the Company. Should Optel demand payment upon the Short-Term Notes, the Company would not have the resources to satisfy its obligations to Optel, and Optel may seek legal remedies, including filing a petition for involuntary bankruptcy, or we may elect to seek relief by filing a voluntary bankruptcy petition.

We experience fluctuations in our operating results.

Our quarterly operating results have fluctuated in the past and future quarterly operating results are likely to vary significantly due to a variety of factors which are outside our control. Factors that could affect our quarterly operating results include the following:

•	fluctuations in capital expenditures and the uneven buying patterns by customers within the telecommunications industry;

•	pricing changes by our competitors;

•	the limited number of our major customers;

•	the product mix, volume, timing and number of orders received from our customers;

•	the long sales cycle for obtaining new orders;

•	the timing of introduction and market acceptance of new products;

•	our success in developing, introducing and shipping product enhancements and new products;

•	our ability to enter into long-term agreements or blanket purchase orders with customers;

•	our ability to obtain sufficient supplies of sole or limited source components for our products;

•	our ability to attain and maintain production volumes and quality levels for our current and future products;

•	changes in costs of materials, labor and overhead; and

•	the financial condition of our customers.

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

Our net sales and operating results generally depend on the volume and timing of the orders we receive from customers and our ability to fulfill the orders received. Orders may be cancelled, modified or rescheduled after receipt. Most of our operating expenses are relatively fixed and cannot be reduced in response to decreases in net sales. The timing of orders and any subsequent cancellation, modification or rescheduling of orders have affected and will continue to affect our results of operations from quarter to quarter. The deferral of any large order from one quarter to another could have a material adverse effect on our business, financial condition and results of operations. We must obtain orders during each quarter for shipment in that quarter to achieve our net sales and profit objectives. There can be no assurance regarding the amount or timing of purchases by any customer in any future period, and business fluctuations affecting our customers have affected and will continue to affect our business.

The initiatives we have undertaken to reduce costs may have long-term adverse effects on our business.

Since 2001, we have undertaken a number of initiatives to reduce costs. These measures have included significant reductions in workforce, temporary executive salary reductions, and the outsourcing of manufacturing and production for our Network Information Computer and Network Access Agent product lines.

There are several risks inherent in our efforts to transition to a reduced cost structure, including, but not limited to, the risk that we will not be able to sustain our cost structure at a level necessary to restore profitability, resulting in the need for further restructuring initiatives that would entail additional charges and the risk that our ability to effectively develop and market products and remain competitive in the industries in which we compete will be impaired. Our cost-cutting measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if the demand for our products increases, limiting our ability to maintain and update information systems and limiting our ability to hire and retain key personnel. These circumstances could have a material adverse effect on our business, financial condition and results of operations.

Changes in United States and worldwide economies and fluctuations in capital expenditures within the telecommunications industry could adversely affect us.

Our products are mainly purchased and used by telecommunications customers. Our sales are affected by the following marketplace conditions:

•	fluctuations in the economic conditions in the United States and global markets that could result in decreased capital expenditures by telecommunication equipment manufacturers and equipment rental and leasing companies;

•	bankruptcies and decreased capital expenditures that could result in the telecommunications sector in the United States and global markets by competitive local exchange carriers, Internet service providers and enterprise network operator segments; and

•	changes in the implementation of bandwidth expansion strategies by the incumbent local exchange carriers.

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

Economic, political and other risks associated with international sales and operations could adversely affect our results of operations.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. For the fiscal year December 31, 2004, net sales from international customers represented approximately 27% of our total net sales for that period. We anticipate that net sales from international customers will continue to represent a significant portion of our total net sales. In addition, many of our new distributors, service and sales personnel are increasingly located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	changes in a specific country’s or region’s political, economic or other conditions;

•	stability and performance of new distributors, exposure to collection of receivables, sales returns and allowances;

•	trade protection measures and import or export licensing requirements;

•	negative consequences from changes in tax laws; and

•	difficulty in staffing and managing widespread operations.

We may not be able to achieve sustained operating profitability.

We shipped our first product, the Network Information Computer, in February 1996, and we have shipped in excess of 5,500 units. However, we have experienced limited product shipments with respect to our Network Access Agent, Optical Test System, and Optical Wavelength Manager products. In addition, we have incurred substantial costs, including costs to:

•	develop and enhance our technology and products;

•	develop our engineering, production and quality assurance operations;

•	recruit and train sales, marketing and customer service groups;

•	build administrative and operational support organizations; and

•	establish international sales channels and strengthen existing domestic sales channels.

Our net losses totaled approximately $12.9 million and $32.4 million for the years ended December 31, 2004 and December 31, 2003, respectively. We anticipate that our operating losses will continue in fiscal year 2005 as we create and introduce new products and technologies and develop additional distribution channels. We expect that any related increases in net sales will lag behind these cost increases for the foreseeable future. If we cannot fund expected losses until we achieve operating profitability or positive cash flow from operations, we may not be able to meet our cash and working capital requirements, which would have a material adverse effect on our business, financial condition and results of operations.

Future changes in financial accounting standards or taxation rules may adversely affect our reported results of operations.

A change in accounting standards or a change in existing taxation rules can have a significant effect on our reported results of operations. New accounting pronouncements and taxation rules and varying interpretations of accounting pronouncements have occurred and may occur in the future. These new accounting pronouncements and taxation rules may adversely affect our reported financial results or the way we conduct our business.

For example, under the newly issued SFAS No. 123R, we will be required to account for equity issued under our stock plans as a compensation expense, and our net income and net income per share will be significantly reduced. Currently, we record compensation expense only in connection with option grants that have an exercise price below the trading price of the stock. For option grants that have an exercise price less than the fair market value for the options (which reflect expected future increases in the stock price), we calculate compensation expense and disclose their impact on net income (loss) and net income (loss) per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. SFAS No. 123R requires that we adopt the new accounting provisions beginning in our third quarter of 2005, and will require us to expense share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as compensation cost.

Compliance with the Sarbanes-Oxley Act will cause us to incur additional expenses.

We will make a significant investment to comply with the requirements of the Sarbanes-Oxley Act, and specifically Section 404 as required for the fiscal year ended December 31, 2006. The allocation of financial and human resources sufficient to ensure the completion of proper documentation, testing, disclosure and remediation efforts will negatively impact our operating results.

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

In the normal course of business, we engage in discussions with third parties relating to possible acquisitions, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed two asset acquisitions during 2002. Acquisition transactions are accompanied by a number of risks, including:

•	use of significant amounts of cash;

•	potentially dilutive issuances of equity securities on potentially unfavorable terms;

•	incurrence of debt on potentially unfavorable terms as well as amortization expenses related to certain intangible assets; and

•	the possibility that we may pay too much cash or issue too much of our stock as consideration for an acquisition relative to the economic benefits that we ultimately derive from such acquisition.

The process of integrating any acquisition may create unforeseen operating difficulties and expenditures including the following:

•	diversion of management time during the period of negotiation through closing and further diversion of such time after closing from focus on operating the businesses to issues of integration and future products;

•	decline in employee morale and retention issues resulting from changes in compensation, reporting relationships, future prospects or the direction of the business;

•	the need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the need to implement controls, procedures and policies appropriate for a larger public company at companies that prior to acquisition had been smaller, private companies;

•	the need to incorporate acquired technology, content or rights into our products and unanticipated expenses related to such integration; and

•	the need to successfully develop an acquired in-process technology to achieve the value currently capitalized as intangible assets.

From time to time, we may engage in discussions with candidates regarding the potential acquisition of our product lines, technologies and businesses. If such divestiture were to occur, there can be no assurance that our business, operating results and financial condition will not be materially and adversely affected. A successful divestiture depends on various factors, including our ability to:

•	effectively transfer liabilities, contracts, facilities and employees to the purchaser;

•	identify and separate the intellectual property to be divested from the intellectual property that we retain; and

•	reduce fixed costs previously associated with the divested assets or business.

In addition, if customers of the divested business do not receive the same level of service from the new owners, this may adversely affect our other businesses to the extent that these customers also purchase other Digital Lightwave products. All of these efforts require varying levels of management resources, which may divert attention from other business operations. Further, if market conditions or other factors lead us to change our strategic direction, we may not realize the expected value from such transactions. If we do not realize the expected benefits or synergies of such transactions, our consolidated financial position, results of operations, cash flows and stock price could be negatively affected.

We are dependent on key personnel and our ability to recruit and retain such personnel may affect our business.

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

We are dependent on a limited number of products and are uncertain of the market for our current products and planned new products.

The majority of our sales are from our initial product, the Network Information Computer, and we expect that sales of Network Information Computers will continue to account for a substantial portion of our sales for the foreseeable future. During 1998, we started shipping a commercial version of our Network Access Agent based on the same core technology as the Network Information Computer. We cannot predict the future level of acceptance by our customers of the Network Access Agent product, and we may not be able to generate significant net sales from this product. We are uncertain about the size and scope of the market for our current and future products, including the product lines we have acquired. Our future performance will depend on increased sales of the Network Information Computer, market acceptance of the Network Access Agent, our ability to successfully transition the Optical Wavelength Manager and Optical Test System products obtained in 2002, and the successful development, introduction and market acceptance of other new and enhanced products.

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

To remain competitive, we must respond to the rapid technological change in our industry by developing, manufacturing and selling new products and technology and improving our existing products and technology. The market in which we compete is characterized by the following:

•	rapid technological change;

•	changes in customer requirements and preferences;

•	frequent new product introductions; and

•	the emergence of new industry standards and practices.

These factors could cause our sales to decrease or render our current products obsolete. Our success will depend upon our ability to:

•	create improvements on and enhancements to our existing products;

•	develop, manufacture and sell new products to address the increasingly sophisticated and varied needs of our current and prospective customers;

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis; and

•	increase market acceptance of our products.

The failure to meet these objectives or to adapt to changing market conditions or customer requirements could have a material adverse effect on our business, financial condition and results of operations.

Our products serve an industry that is extremely competitive, and such competition may negatively affect our business.

The market for our products is intensely competitive and is subject to rapid technological change, frequent product introductions with improved performance, competitive pricing and shifting industry standards. We believe that the principal factors on which we compete include the following:

•	product performance;

•	product quality;

•	product reliability;

•	value;

•	customer service and support; and

•	length of operating history, industry experience and name recognition.

Many of our competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources. In addition, a number of these competitors have long-established relationships with our customers and potential customers. We expect that competition will increase in the future and that new competitors will enter the market for most, if not all, of the products we currently do and will offer. Increased competition could reduce our profit margins and cause us to lose, or prevent us from gaining, market share. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on a limited number of major customers and a decrease in orders from any major customer could decrease our net sales.

For the fiscal year ended December 31, 2004, our largest customer, Control Concepts accounted for approximately 21.0% of our net sales. For the fiscal year ended December 31, 2003, two customers combined to account for approximately 27.0 % of sales. In fiscal year 2002, one customer accounted for approximately 10.0% of our net sales. No other customer accounted for sales of 10.0% or more during these three fiscal years.

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

We are dependent on our products continuing to meet changing regulatory and industry standards.

Our products must meet industry standards and regulations that are evolving as new technologies are deployed. In the United States, our products must comply with various regulations promulgated by the Federal Communications Commission and Underwriters Laboratories, as well as industry standards established by the American Standards Institute and other organizations. Internationally, our products must comply with standards established by the European Union and communication authorities in other countries as well as with recommendations of the Consultative Committee on International Telegraph and Telephony. Some of our planned products may be required to be certified by Telcordia in order to be commercially viable. The failure of our products to comply, or delays in compliance, with the various existing and evolving regulations could prevent us from selling our products in certain markets which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on proprietary technology.

Our success and our ability to compete depend upon our proprietary technology that is protected through a combination of patent, copyright, trade secret and trademark law. As of March 21, 2005, we had six issued patents relating to the Network Information Computer and Network Access Agent technology and two issued patents relating to the Dense Wavelength Division Multiplexing technology in the United States. We have filed continuation applications for each of these issued patents. Currently, we have 14 patents pending relating to our technology. We cannot assure you that the patents for which we have applied or intend to apply will be issued or that the steps that we take to protect our technology will be adequate to prevent misappropriation. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Our business strategy includes a plan to continue the increase in net sales in international markets, and the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.

To further protect our proprietary information, we generally enter into non-disclosure agreements and proprietary information and invention assignment agreements with our employees and suppliers and limit access to, and distribution of, our proprietary information. It may be possible for third parties to copy or otherwise obtain and use our technology without authorization despite these precautions.

We may either license our proprietary rights to third parties or license certain technologies from third parties for use in our products. The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We believe that our technology does not infringe on the proprietary rights of others, and we have not received any notice of claimed infringements. However, third parties may assert infringement claims against us in the future that may or may not be successful. We could incur substantial costs regardless of the merits of the claims if we must defend ourselves or our customers against such claims. Parties making such claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to sell our products and could obtain an award of substantial damages. We may be required to obtain one or more licenses from third parties, including our customers, in the event of a successful claim of infringement against us. Any such claim could have a material adverse effect on our business, financial condition and results of operations.

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

The market price of our common stock has been and is likely in the future to be highly volatile. Our common stock price may fluctuate significantly in response to factors such as:

•	quarterly variations in operating results;

•	announcements of technological innovations;

•	new product introductions by us or our competitors;

•	competitive activities;

•	changes in earnings estimates by analysts or our failure to meet such earnings estimates;

•	significant issuances of warrants to purchase common stock;

•	significant outstanding debt becoming convertible;

•	announcements by us regarding significant acquisitions, strategic relationships or capital expenditure commitments;

•	additions or departures of key personnel;

•	issuances of convertible or equity securities for general or merger and acquisition purposes;

•	issuances of debt or convertible debt for general or merger and acquisition purposes;

•	changes in federal, state or foreign regulations affecting the telecommunications industry;

•	general market and economic conditions; and

•	developments relating to future significant litigation.

The stocks of technology companies have experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors listed above may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance, and fluctuations in the market price of our common stock could have a material adverse effect on our business, financial condition and results of operations.

The sale or issuance of a significant number of shares of our stock could depress the price of our stock.

Sales or issuances of a large number of shares of our common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 21, 2005, 35,171,521 shares of our common stock were outstanding. Of these shares, 24,136,760 are eligible for sale in the public market without restriction, including 5,000,000 shares held by an entity controlled by Dr. Zwan, our largest stockholder, that are registered for resale, and 506,543 shares held by CIT Technologies Corporation that are registered for resale. In addition, entities controlled by Dr. Bryan Zwan hold an additional 9,750,008 shares of outstanding common stock, including 2,250,000 shares that are subject to forward sales agreements. As an “affiliate” of the Company (as defined under Rule 144 of the Securities Act of 1933, as amended), Dr. Zwan may only sell shares of common stock in the public market in compliance with the volume limitations of Rule 144 or pursuant to an effective registration statement.

We have agreed to register the shares of our common stock issuable upon conversion of the Secured Convertible Promissory Note held by Optel. The conversion price of the Secured Convertible Promissory Note is based upon the volume-weighted average trading price of our common stock during the five-day period preceding the date of any conversion. The registration of our common stock issuable upon conversion of Secured Convertible Promissory Note could depress the price of our stock, the conversion by Optel of such note would substantially dilute the ownership of existing stockholders, and the resale of such shares could further depress the price of our stock.

We are exposed to various risks related to legal proceedings or claims.

We have been, and in the future may be, involved in legal proceedings or claims regarding employment law issues, contractual claims, securities laws violations and other matters. We are currently not involved in any legal proceedings or claims. Any future legal proceedings and claims, whether with or without merit, could be time-consuming and expensive to prosecute or defend and could divert management’s attention and resources. There can be no assurance regarding the outcome of legal proceedings. We may incur significant litigation expenses associated with legal proceedings and claims, which could have a material adverse effect on our business, financial condition and results of operations.

Our common stock could be delisted from The Nasdaq SmallCap Market.

Our common stock trades on the Nasdaq SmallCap Market, which specifies certain requirements for the continued listing of common stock. The volatility of the price of our common stock or the depression of our stock price as a result of the sale of a significant number of shares of our common stock could cause our stock price to fall to a level that would preclude compliance with Nasdaq’s continued listing requirements, which could result in the delisting of our common stock from the Nasdaq SmallCap Market. In addition, from time to time we have not been in compliance with Nasdaq’s continued listing requirements relating to the composition of our board of directors and certain committees of the board, however, we are currently in compliance with all applicable listing requirements relating to the composition of our board of directors and board committees.

In the event our shares were to be delisted from the Nasdaq SmallCap Market, it would seriously limit the liquidity of our common stock and impair our ability to raise future capital through the sale of our common stock, which could have a material adverse effect on our business, financial condition and results of operations. In addition, delisting could reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically, and may have an adverse effect on the trading price of our common stock.

Item 2.	Properties

Our corporate headquarters and production and shipping facilities are located at 15550 Lightwave Drive, Clearwater, Florida. We currently lease the building space from Lightwave Drive LLC. The lease expires in November 2008 and may be extended by the company for up to two five-year periods.

We also maintain an engineering and assembly and repair facility located at 101 Billerica Avenue, Building 4, Billerica, Massachusetts. We sublease the facility from Agilent Technologies, Inc. The sublease was renewed during fiscal year 2004, and expires May 31, 2006.

We believe these facilities are adequate and suitable for our present and foreseeable business requirements.

Item 3.	Legal Proceedings

The Company from time to time may be involved in various lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any pending litigation, claims or assessments that would have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2004, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of Common Stock have traded on the Nasdaq SmallCap Market under the symbol “DIGL” since September 23, 2004, and prior to that, on the Nasdaq National Market under the same symbol since February 7, 1997. The following table sets for the high and low prices of our Common Stock as reported by the Nasdaq National Market or the Nasdaq SmallCap Market, as applicable during the periods indicated for fiscal years ending December 31.

	Common Stock
	High	Low
2003
1st Quarter	$1.48	$0.70
2nd Quarter	$1.65	$0.42
3rd Quarter	$1.78	$0.87
4th Quarter	$1.28	$0.68

2004
1st Quarter	$3.43	$0.85
2nd Quarter	$2.99	$0.73
3rd Quarter	$1.64	$1.05
4th Quarter	$1.65	$0.93

On March 21, 2005, the closing price of the Company’s Common Stock was $0.84. As of March 21, 2005, there were 641 holders of record of the Company’s Common Stock.

Dividend Policy

The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future. We anticipate that any earnings in the near future will be retained for the development and expansion of its business.

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2004 and 2003, there were no sales of unregistered securities, except for those disclosed in a previously filed Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

(In thousands, except share and per share data)

The following selected financial data are derived from the Consolidated Financial Statements of the Company. The selected financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of the Company and Notes thereto.

	For the Years Ended December 31,
	2004		2003		2002		2001		2000
Consolidated Statement of Operations:
Net sales	$13,739		$7,514		$17,823		$82,780		$100,675
Gross profit (loss)	6,149	(1)	(5,702	)(2)	(8,957	)(2)	51,170		67,438
Operating expenses:
Engineering and development	7,384		7,865		14,798		14,985		14,092
Sales and marketing	8,914		9,451		12,756		22,261		15,628
General and administrative	3,932		7,527		7,904		8,063		7,085
Restructuring charges	40	(3)	744	(3)	1,646	(3)	500	(4)	—
Litigation settlements and charges	—		—		1,512	(5)	4,100	(6)	—
Impairment of property and equipment	322	(7)	3,302	(7)	15,945	(7)	—		—

Total operating expenses	20,592		28,889		54,561		49,909		36,805

Income (loss) from operations	(14,443)		(34,591)		(63,518)		1,261		30,633
Other income (loss)	1,565		2,175		(22)		1,545		770

Net income (loss)	$(12,878)		$(32,416)		$(63,540)		$2,806		$31,403

Basic income (loss) per share	$(0.39)		$(1.03)		$(2.03)		$0.09		$1.06

Diluted income (loss) per share	$(0.39	)(8)	$(1.03	)(8)	$(2.03	)(8)	$0.09		$0.98

Weighted average shares outstanding	33,065,582		31,489,642		31,361,412		30,927,386		29,548,905
Weighted average shares and common stock equivalents outstanding	33,065,582		31,489,642		31,361,412		32,109,888		31,946,416
Consolidated Balance Sheet Data:
Cash and cash equivalents	$809		$312		$612		$51,044		$30,481
Working capital (deficit)	$(31,920)		$(25,930)		$(2,018)		$64,755		$58,977
Total assets	$12,554		$17,924		$42,398		$86,262		$78,833
Total long-term liabilities	$265		$517		$783		$809		$854
Stockholders’ equity (deficit)	$(29,146)		$(21,140)		$10,764		$74,066		$67,369

(1)	Includes the benefit of $800,000 resulting from settlement with Jabil Circuit, Inc., offset by a $617,000 inventory adjustment and a charge of $1.3 million for excess and obsolete inventory for the year ending December 31, 2004.

(2)	Includes a charge of $4.0 million for the year ended December 31, 2003, and $12.7 million for the year ended December 31, 2002, for obsolete inventory as described in Note 3 of the Consolidated Financial Statements – “Inventory.” Additionally, for the year ended December 31, 2003, includes a charge of approximately $4.0 million for inventory claims for inventory held at Jabil as discussed in Note 17 of the Consolidated Financial Statements – “Legal Proceedings.”

(3)	Includes restructuring expense of $40,000, $700,000 and $1.6 million for the years ending December 31, 2004, December 31, 2003, and December 31, 2002, respectively for charges as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and Note 16 of the Consolidated Financial Statements – “Restructuring Charges.”

(4)	Includes non-recurring expense of $500,000 for restructuring charges as described in Form 10-K for the fiscal year ended December 31, 2001.

(5)	Includes a charge of $1.5 million made in connection with the Seth Joseph arbitration as described in Note 17 of the Consolidated Financial Statements – “Legal Proceedings.”

(6)	Includes a charge of $4.1 million made in connection with the Seth Joseph arbitration as described in Form 10-K for the fiscal year ended December 31, 2001.

(7)	Includes an impairment charge for long-lived assets of $322,000, $3.3 million and $15.9 million, for the years ended December 31, 2004, December 31, 2003, and December 31, 2002, respectively. The impairments are a result of the carrying value of property and equipment and other long-lived assets being in excess of the estimated fair value of such assets as described in Note 1 of the Consolidated Financial Statements – “Summary of Significant Accounting Policies.”

(8)	Incremental shares for common stock equivalents are not included in the loss per share calculations due to the anti–dilutive effect.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially from the results and outcomes discussed in the forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements, except as required by law. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Factors That May Affect Future Results” set forth at the end of this Item 1 and those contained from time to time in our other filings with the SEC. We caution you that our business and financial performance are subject to substantial risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto that appear elsewhere in this Report.

Executive Summary

The Company has insufficient short-term resources for the payment of its current liabilities. During the twelve months ended December 31, 2004, and the three months ended March 31, 2005, the Company has addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. Our ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on our ability to obtain additional financing from funding sources which may include, but may not be limited to, Optel. If the Company is not able to obtain additional financing, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term. Optel currently continues to be the principal source of financing for the Company. Further, although we have been in discussions with alternative financing sources, the Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company. (See “Liquidity and Capital Resources” below).

The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable or that it will continue as a going concern. As a result, our independent certified public accountants have included an explanatory paragraph for a going concern in their report for the year end December 31, 2004.

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

Sales of our products have tended to be concentrated with a few major customers and we expect sales will continue to be concentrated with a few major customers in the future. For the year ended December 31, 2004, our largest customer, Control Concepts, accounted for approximately 21% of sales. For the year ended December 31, 2003, our two largest customers, Control Concepts and Delo, accounted for approximately 27% of sales. For the year ended December 31, 2002, our largest customer, Technology Rental Services, accounted for approximately 10% of net sales. No other customer accounted for sales of 10% or more during those years.

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

The Company has not entered into long-term agreements or blanket purchase orders for the sale of our products and, accordingly, does not carry substantial backlog from quarter-to-quarter. Our sales during a particular quarter are highly dependent upon orders placed by customers during that period. Consequently, sales may fluctuate significantly from quarter-to-quarter and year-to-year reflecting the timing and amount of our customers ordering trends. Because most of our operating expenses are relatively fixed and cannot be easily reduced in response to decreased revenues, quarterly fluctuations in sales may have a significant effect on net income.

To maintain our market share, we are focused on maintaining technological leadership with our product lines and expanding our sales network to identify emerging opportunities and improve our account presence. During fiscal years 2003 and 2004, we expanded our international presence through the use of local distributors in Europe, Asia and the Middle East, while maintaining strong relationships with important domestic customers. Technologically, we continue to develop new applications for our installed product base to be realized with the use of new modular add-ons and enhancements to meet the growing needs of global high-speed data service requirements. During fiscal years 2003 and 2004, we broadened our product offering and capabilities with the following important new products and enhancements:

Fiscal Year 2003

•	Optical Transport Network (OTN) capability added to NIC.

Enables the NIC to be used for testing of the latest all optical network equipment in the global market. This feature is mostly appealing to the manufacturers of network transmission equipment.

•	10/100 and 1Gig Ethernet functionality added to NIC.

Provides for testing of Ethernet connections and circuits at 10 and 100 Megabit speeds as well as 1 Gigabit. Customers for this technology include service providers, enterprise network operators and equipment manufacturers.

Fiscal Year 2004

•	Serial Analyzer Interface Module functionality added to NIC.

Allows for the testing of legacy connectivity via serial interfaces. Government entities and others who use lower speed, legacy network connection interfaces are outfitted with an “all in one” solution for modern high speed testing, through the NIC advanced feature offerings as well as lower speed testing needs.

•	Introduction of the NIC EP.

A new form factor offering of the NIC, allowing for a cost-effective, rack-mounted option whereby the NIC features are embedded at key points throughout the network. Customers may monitor one or more NIC EPs from a centralized location such as a network operations center.

•	Next Generation (NextGen) Virtual Concatenation (VCAT) and Link Capacity Adjustment Scheme (LCAS) in the NIC.

With the addition of NextGen technologies in the NIC, customers are enabled to make use of developments in SONET and SDH network technologies thereby allowing them to maximize efficiency of their data transport.

We believe that these new products and product enhancements, strategic partnerships, and third-party distribution agreements will further complement our product portfolio and enable us to offer a broader range of products to our global customers.

Critical Accounting Estimates

We believe that estimating valuation allowances and accrued liabilities are critical in that they are important to the portrayal of our financial condition and results of operations and they require difficult, subject and complex judgments that are often the results of estimates that are inherently uncertain. Specifically, we believe the following estimates to be critical:

•	sales returns and other allowances;

•	reserve for uncollectible accounts;

•	reserve for excess and obsolete inventory;

•	deferred tax valuation allowance;

•	impairment of long-lived assets;

•	warranty reserve; and

•	pending litigation.

We make significant judgments and estimates and assumptions in connection with establishing the above mentioned valuation allowances. If we made different judgments or used different estimates or assumptions for establishing such amounts, it is likely that the amount and timing of our revenue or operating expenses for any period would be materially different.

We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. In the fourth quarter of 2004, we recorded the return of approximately $2.0 million of sales with foreign distributors where the end user was unable to pay for the equipment and the equipment was returned. Our estimate for the provision for sales returns and other allowances as of December 31, 2004 was $284,000.

We also estimate the collectability of our accounts receivables. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of December 31, 2004 was $2.2 million, net of our estimated reserve for uncollectible accounts of $690,000.

We estimate the amount of excess and obsolete inventory. We consider many factors when making our estimates, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products when evaluating the adequacy of the reserve for excess and obsolete inventory. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $5.5 million as of December 31, 2004, net of our estimated reserve for excess and obsolete inventory of approximately $16.2 million. In the fourth quarter 2004, we increased the reserve by approximately $1.2 million to reflect additional inventory that had become obsolete.

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. These events and circumstances include decrease in market price of a long-lived asset, change in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize an impairment when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. We could be required to take an additional impairment charge in the future should our actual cash flows be less than forecasted. For the years ending December 31, 2004, our impairment of long-lived assets was approximately $322,000.

We estimate the valuation allowance with respect to our deferred tax assets. Since we believe that it is more likely than not that future tax benefits will not be realized as a result of current and future income, a full valuation allowance was estimated. In determining a full valuation allowance was necessary, we considered the Company’s history of large operating losses and the uncertainty as to whether we would be able to sustain long-term profitability.

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of December 31, 2004 was approximately $546,000.

We estimate the amount of liability the Company may incur as a result of pending litigation. The Company is currently not involved in any legal proceedings or claims and, accordingly, has no accrued liability resulting from pending litigation as of December 31, 2004. During 2004, we recorded a gain of approximately $4.4 million relating to settlements of certain disputes and litigation during the year. See Item 3 “Legal Proceedings” for information regarding legal proceedings.

Results of Operations

The following table sets forth certain financial data expressed as a percentage of net sales.

	Year Ended December 31,
	2004	2003	2002
Net sales	100%	100%	100%
Cost of goods sold	55	176	150

Gross profit (loss)	45	(76)	(50)
Operating expenses:
Engineering and development	54	104	83
Sales and marketing	65	126	72
General and administrative	29	100	44
Restructuring charges	—	10	9
Litigation charge	—	—	8
Impairment of property and equipment	2	44	90

Total operating expenses	150	384	306

Operating income (loss)	(105)	(460)	(356)
Interest income	—	1	4
Interest expense	(18)	(29)	(3)
Other income (expense), net	29	57	(1)

Income (loss) before income taxes	(94)	(431)	(356)

Net income (loss)	(94)%	(431)%	(356)%

•	Represents less than 1% of net sales.

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

Net Sales

Net sales for the year ended December 31, 2004, increased by $6.2 million, or 83%, to $13.7 million from $7.5 million for the year ended December 31, 2003. Sales to existing customers for the year represented approximately 89% of sales, or $12.1 million as compared to approximately 78% of sales, or $6.0 million for 2003. During 2004, the Company shipped approximately 370 total NIC and NAA units as compared to 168 units for the year ended December 31, 2003. The telecommunications industry, our customer base, experienced a recognizable turnaround in fiscal year 2004 following a dramatic downturn in fiscal years 2003 and 2002, brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers.

International sales for the year ended December 31, 2004, as a percentage of net sales, increased from 25% to 27% of net sales. For the year ended December 31, 2004, international sales increased by $1.8 million, or 48%, to $3.7 million from $1.9 million over the prior year.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2004 decreased by $5.6 million, or 43%, to $7.6 million as compared to $13.2 million for the year ended December 31, 2003. The decrease in cost of goods sold was due to a reduction in charges related to excess and obsolete inventory and other inventory claims. Cost of goods sold consists primarily of direct material costs and the costs of material purchased from third party manufacturers. During 2004, there was a charge of approximately $1.3 million to increase the excess and obsolete inventory reserve compared to $4.0 million in such charges recorded during 2003, and $4.0 million write-off of inventory claims held at Jabil Circuit, Inc. in 2003.

Gross Profit

Gross profit for the year ended December 31, 2004, improved to $6.1 million from a loss of $5.7 million for the year ended December 31, 2003. Gross profit for the years ended December 31, 2004 and 2003, excluding the charges related to excess and obsolete inventory and the write-off of inventory claims for inventory held at Jabil Circuit, were $7.5 million and $2.3 million, respectively. Gross margins for the years ended December 31, 2004 and 2003, excluding the charges related to excess and obsolete inventory, were approximately 55% and 31%, respectively. The increase in gross margin year over year is attributed to a favorable shift in product mix offset in part by the decrease in the average selling price of the NIC product line.

Engineering and Development

Engineering and development expenses principally include salaries for engineering, development and certain operations personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the year ended December 31, 2004, decreased by $481,000 to $7.4 million or 54% of net sales, from $7.9 million, or 104% of net sales for the year ended December 31, 2003. The decrease in the expense related to reductions in force implemented in 2003 partially offset by increase in new product development efforts as well as a reduction in depreciation expenses resulting from the long-lived asset impairments taken in 2002 and 2003. (See Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies)

Sales and Marketing

Sales and marketing expenses principally include salaries for sales, marketing and certain operations personnel, commissions, travel, tradeshows, promotional materials, warranty expenses, and depreciation associated primarily with demonstration and loaner units. Sales and marketing expenses for the year ended December 31, 2004, decreased by $537,000 to $8.9 million, or 65% of net sales, from $9.5 million, or 126% of net sales for the year ended December 31, 2003. The decrease in expenses represents a reduction in depreciation due to the return of capital leases to CIT Technologies Corporation (See Note 17 to the Consolidated Financial Statements – Legal Proceedings), and a reduction in expenses related to international offices which were closed in 2003. These decreases were offset in part by an increase in bad debt expense of approximately $98,000 and warranty expenses of approximately $491,000. During 2003, there was a $444,000 decrease in bad debt expense.

General and Administrative

General and administrative expenses principally include salaries, professional fees, facility rentals, compensation and information systems related to general management functions. General and administrative expenses for the year ended December 31, 2004, decreased by $3.6 million to $3.9 million, or 29% of net sales, from $7.5 million, or 100% of net sales for the year ended December 31, 2003. The decrease relates to workforce reductions implemented throughout 2003, as well as declines in directors and officers insurance premiums, legal fees and facility rentals.

Restructuring Charges

During fiscal years 2002 and 2003, the board of directors approved a number of business restructuring and cost reductions activities in response to the downturn in the economy and specifically, the telecommunications industry. These activities included multiple reductions in the work force and the closing of the Company’s sales offices in Brazil, Singapore, India and Australia. The Company recorded net restructuring charges of $700,000 and $1.6 million in the fiscal years ending December 31, 2003, and December 31, 2002, respectively. At December 31, 2004, all outstanding liabilities relating to these restructuring efforts have been fully satisfied. (See Note 16 to the Consolidated Financial Statements – Restructuring)

Litigation Charges

During fiscal years 2003 and 2004, the Company recorded no litigation charges. The Company recorded litigation charges of $1.5 million and $4.1 million in the fiscal years ending December 31, 2002, and December 31, 2001, respectively. These charges were related to the Seth Joseph arbitration case and related matters that were ultimately concluded in February 2004. (See Note 17 to the Consolidated Financial Statements – Legal Proceedings)

Impairment of Property and Equipment

During 2004, the Company recorded asset impairment charges of $322,000 related to certain of its long-lived assets compared to $3.3 million and $15.9 million during fiscal years 2003 and 2002, respectively. The amount of the impairment was determined using estimates of future cash flows for the Company. (See Note 1 to the Consolidated Financial Statements – Summary of Significant Accounting Policies)

Other Income (Expense)

Other expense for the year ended December 31, 2004, decreased by $611,000 to $1.6 million from $2.2 million in the year ended December 31, 2003. The decrease represents a reduction of other income resulting from settlement of payables to approximately $4.0 million in 2004 compared to $4.3 million in 2003, offset in part by increased interest expense of approximately $270,000 associated with the net increase in notes payable of approximately $15.9 million.

Net Income (loss)

Net loss for the year ended December 31, 2004, was $12.9 million or $0.39 per diluted share, an improvement of approximately $20.0 million, from a net loss of $32.4 million or $$1.03 per diluted share for the year ended December 31, 2003, for the reasons discussed above.

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

Net Sales

Net sales for the year ended December 31, 2003, decreased by $10.3 million, or 58%, to $7.5 million from $17.8 million for the year ended December 31, 2002. Sales to existing customers for the year represented 80% of sales, or $ 6.0 million as compared to 78% of sales, or $14.0 million for 2002. During 2003, the Company shipped 168 total NIC and NAA units compared with 474 units for the year ended December 31, 2002. The telecommunications industry, our customer base, experienced a dramatic economic downturn during 2002 and 2003 that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers.

International sales for the year ended December 31, 2003, as a percentage of net sales, decreased from 34% to 25% of total sales. International sales decreased by $4.2 million, or 69%, to $1.9 million in 2003 from $6.1 million for the year ended December 31, 2002.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2003, decreased by $13.6 million, or 51%, to $13.2 million as compared to $26.8 million for the year ended December 31, 2002. The decrease in cost of goods sold was due to the reduction in the volume of units sold as well as a reduction in charges related to excess and obsolete inventory. Cost of goods sold consists primarily of direct material costs and the costs of material purchased from third party manufacturers. During 2003, charges for excess and obsolete inventory totaled $4.0 million as compared to $12.7 million in such charges recorded during 2002. These reductions in cost of goods sold were offset in part by the $4.0 million write off of inventory claims for inventory held at Jabil Circuit, Inc. (See Note 17 to the Consolidated Financial Statements – Legal Proceedings)

Gross Profit

Gross profit for the year ended December 31, 2003, improved from a loss of $9.0 million for the year ended December 31, 2002 to a loss of $5.7 million for the year ended December 31, 2003. Gross profit for the years ended December 31, 2003 and 2002, excluding the charges related to excess and obsolete inventory and the write off of inventory claims for inventory held at Jabil Circuit, were $2.3 million and $3.7 million, respectively. Gross margins for the years ended December 31, 2003 and 2002, excluding the charges related to excess and obsolete inventory, were approximately 31% and 21%, respectively. The increase in gross margin year over year is attributed to a favorable shift in product mix offset in part by the decrease in the average selling price of the NIC product line.

Engineering and Development

Engineering and development expenses principally include salaries for engineering, development and certain operations personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the year ended December 31, 2003, decreased by $6.9 million to $7.9 million or 104% of net sales, from $14.8 million, or 83% of net sales for the year ended December 31, 2002. The decrease in the expense related to reductions in force implemented in 2002 and 2003, the reduction in new product development efforts as well as a reduction in depreciation expenses resulting from the long-lived asset impairments taken in 2002 and 2003. (See Note 1 to the Consolidated Financial Statements – Summary of Significant Accounting Policies)

Sales and Marketing

Sales and marketing expenses principally include salaries for sales, marketing and certain operations personnel, commissions, travel, tradeshows, promotional materials, warranty expenses, and depreciation associated primarily with demonstration and loaner units. Sales and marketing expenses for the year ended December 31, 2003 decreased by $3.3 million to $9.5 million, or 126% of net sales, from $12.8 million, or 72% of net sales for the year ended December 31, 2002. The decrease in the expense represents a decrease in bad debt expense, decreased commissions paid on reduced net sales, reduction in the sales workforce and a decrease in marketing expenses. These decreases were offset in part by an increase in depreciation expense of approximately $1.0 million associated with the demonstration equipment acquired in 2002. This equipment relates to the 2002 capital leases entered into between the Company and CIT Technologies Corporation. (See Note 17 to the Consolidated Financial Statements – Legal Proceedings)

General and Administrative

General and administrative expenses principally include salaries, professional fees, facility rentals, compensation and information systems related to general management functions. General and administrative expenses for the year ended December 31, 2003, decreased by approximately $377,000 to $7.5 million, or 100% of net sales, from $7.9 million, or 44% of net sales for the year ended December 31, 2002. The decrease relates to workforce reductions implemented throughout 2002 and 2003, as well as declines in directors and officers insurance premiums, legal fees and depreciation expense as a result of the long-lived asset impairments taken in 2003 and 2002. These declines were offset in part by increased professional fees as well as additional costs associated with the facility and personnel acquired as part of the LightChip and Tektronix acquisitions. (See Note 1 to the Consolidated Financial Statements – Summary of Significant Accounting Policies)

Restructuring Charges

During fiscal years 2002 and 2003, the board of directors approved a number of business restructuring and cost reductions initiatives in response to the downturn in the economy and specifically, the telecommunications industry. These initiatives included multiple reductions in the work force and the closing of the Company’s sales offices in Brazil, Singapore, India and Australia. The Company recorded restructuring charges of $700,000 and $1.6 million in the fiscal years ending December 31, 2003, and December 31, 2002, respectively. At December 31, 2004, all outstanding liabilities relating to these restructuring efforts have been fully satisfied. (See Note 16 to the Consolidated Financial Statements – Restructuring)

Litigation Charges

During fiscal years 2003, the Company recorded no litigation charges. The Company recorded litigation charges of $1.5 million and $4.1 million in the fiscal years ending December 31, 2002, and December 31, 2001, respectively. These charges were related to the Seth Joseph arbitration case and related matters that were ultimately concluded in February 2004. (See Note 17 to the Consolidated Financial Statements – Legal Proceedings)

Impairment of Property and Equipment

During fiscal years 2003 and 2002, the Company recorded asset impairment charges of $3.3 million and $15.9 million, respectively, related to its long-lived assets. The amount of the impairment was determined using estimates of future cash flows for the Company. (See Note 1 to the Consolidated Financial Statements – Summary of Significant Accounting Policies)

Other Income (Expense)

Other expense for the year ended December 31, 2003 increased by $2.2 million to $2.2 million from $22,000 in the year ended December 31, 2002. The increase represents a $1.6 million increase in interest expense associated with the Optel and Jabil notes payables and capital leases. Additionally, for the year ended December 31, 2003, interest income was reduced approximately $603,000 to approximately $71,000 from $674,000 for the year ended December 31, 2002. The impact of these changes was offset in part by other income in the amount of $4.3 million resulting primarily from the settlement of accounts payable.

Net Income (loss)

Net loss for the year ended December 31, 2003 was $32.4 million or $1.03 per diluted share, an improvement of $31.1 million, from a net loss of $63.5 million or $2.03 per diluted share for the year ended December 31, 2002 for the reasons discussed above.

Liquidity and Capital Resources

As of December 31, 2004, the Company’s unrestricted cash and cash equivalents were approximately $809,000, an increase of $497,000 from December 31, 2003. As of December 31, 2004, the Company’s working capital deficit was approximately $31.9 million as compared to a working capital deficit of $25.9 million at December 31, 2003. During 2004, we reported a net loss of $12.9 million and cash flows used by operations of $17.4 million. In 2003, we reported net loss of $32.4 million and cash flows used by operations of $16.4 million. We had an accumulated deficit of $115.3 million at December 31, 2004.

Beginning in the third quarter of 2001 and continuing through December 31, 2004, the Company has experienced combined net losses of $128.3 million. The Company expects to continue to incur operating losses in fiscal year 2005. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues. As further discussed below, our ability to maintain sufficient liquidity in the future is dependent on us raising additional capital, successfully negotiating extended payment terms with certain vendors and other creditors, maintaining tight controls over spending, successfully achieving our product release schedules and attaining our forecasted sales objectives.

The Company has insufficient short-term resources for the payment of its current liabilities. During the twelve months ended December 31, 2004, and the three months ended March 31, 2005, the Company has addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. Our ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on our ability to obtain additional financing from funding sources which may include, but may not be limited to, Optel. If the Company is not able to obtain additional financing, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term. Optel currently continues to be the principal source of financing for the Company.

Further, although we have been in discussions with alternative financing sources, the Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company.

As of March 23, 2005, we owed Optel approximately $37.2 million in principal, plus accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum. The maturity dates and corresponding payment schedules related to these obligations are as follows:

•	Secured Convertible Promissory Note. Pursuant to that certain secured convertible promissory note, dated as of September 16, 2004, the Company borrowed $27.0 million from Optel on the following terms (the “Secured Convertible Promissory Note”):

•	Approximately $2.0 million of accrued and unpaid interest as of September 16, 2004, plus any interest that accrues on such $2.0 million in accrued and unpaid interest and any interest that accrues on $27.0 million in outstanding principal is due and payable on demand at any time after September 16, 2005;

•	Interest that accrues from September 17, 2005, to December 31, 2005, due and payable on demand at any time after December 31, 2005;

•	$27.0 million of principal due and payable on demand at any time after December 31, 2005.

•	Short-Term Notes. Pursuant to those several short-term secured promissory notes issued by the Company to Optel since September 30, 2004, the Company borrowed an additional $10.2 million from Optel on the following terms (the “Short-Term Notes”):

•	Approximately $4.4 million plus accrued interest currently payable on demand;

•	$2.6 million plus accrued interest payable on demand at any time after March 30, 2005;

•	$3.2 million plus accrued interest payable on demand at any time after May 31, 2005.

On February 10, 2005, at a special meeting of our stockholders, the conversion feature of the Secured Convertible Promissory Note was approved by our stockholders. Accordingly, all or any portion of such debt is convertible into our common stock at the option of Optel at any time. The conversion price is based upon the volume-weighted average trading price of our common stock during the five-day period preceding the date of any conversion. On March 11, 2005, we issued 981,258 shares of common stock to Optel in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note. Further conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of our other stockholders and give Optel and Dr. Zwan even greater control over the Company.

We have entered into preliminary discussions with Optel to restructure the Short-Term Notes, by extending the maturity date of such debt, to arrange for additional short-term working capital and to obtain additional financing through guarantees and letters of credit to secure vendor obligations. If we do not reach an agreement to restructure the Short-Term Notes and obtain additional financing from Optel, we will be unable to meet our obligations to Optel and our other creditors, and in an attempt to collect payment, our creditors, including Optel, may seek legal remedies.

During fiscal year 2004, Optel entered into a guarantee agreement with Jabil Circuit, Inc. (“Jabil”), pursuant to which Optel guaranteed certain obligations of the Company owing to Jabil relating to purchase orders for production material issued by the Company to Jabil after June 30, 2004. Optel’s maximum obligation under the guarantee agreement is $1.88. Additionally, Optel established an irrevocable standby letter of credit in the amount of approximately $1.4 million on behalf of the Company and naming Lightwave Drive LLC, the Company’s landlord, as beneficiary. The letter of credit expires December 6, 2005.

On March 15, 2005, Optel established an irrevocable letter of credit in the amount of $6.0 million on our behalf and naming MC Test Service, Inc. as beneficiary. MC Test Service, Inc. provides outsourced manufacturing services to us. With the letter of credit in place, MC Test Service, Inc. has extended to us regular payment terms to pay for purchased production material. The letter of credit expires on December 30, 2005.

All of the foregoing transactions with Optel were approved by the Company’s board of directors, upon the recommendation of the special committee of the board. The special committee is composed solely of independent directors.

The Company’s ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on its ability to obtain additional financing from funding sources. While we have been exploring alternative financing to raise additional funding, we have not identified a funding source other than Optel that would be willing to provide current or future financing. If the Company is not able to obtain additional financing, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term. Optel currently continues to be the principal source of financing for the Company.

In connection with any financing in the future, whether with Optel or other funding sources, we may have to issue additional equity securities, which would dilute the ownership percentage of existing stockholders, and the new investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Additional debt incurred by us would be senior to equity with respect to the ability of the debt holders to make claims on our assets. In addition, the terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short- or long-term capital requirements, we may be required to curtail our operations significantly or to seek funds through arrangements with strategic partners or other parties that may require us to relinquish material rights to certain of our products, technologies or potential markets.

The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable or that it will continue as a going concern. As a result, our independent certified public accountants have included an explanatory paragraph for a going concern in their report for the years December 31, 2004.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2004, was $17.4 million. This reflects a net loss in 2004 of $12.9 million, coupled with decreases in accrued litigation charges of $5.8 million, settlements of accounts payable and accrued litigation of $4.4 million, increases in account receivable of $963,000 and increases in prepaid expenses and other assets of $364,000. These were partially offset by a $2.6 million decrease in net inventories, a $1.5 million increase in accounts payable and accrued expenses as well as $2.1 million of non-cash expenses including, but not limited to depreciation and amortization of $2.3 million and an impairment charge for long-lived assets of $322,000.

Net cash used in operating activities for the year ended December 31, 2003, was $16.4 million. This was primarily the result of a net loss of $32.4 million on revenues of $7.5 million. After adjusting the net loss for 2003 by $10.8 million for non-cash items that impacted the Consolidated Statement of Operations, including but not limited to depreciation, amortization, allowance for bad debts, impairment of long-lived assets, restructuring charges, the result is a negative impact to cash of $21.6 million. During 2003, we paid approximately $3.4 million in expenses and settlements associated with the Seth Joseph matter. (See Note 17 to the Consolidated Financial Statements – Legal Proceedings) Accounts receivable and inventory both contributed cash to operations. Accounts receivable decreased $3.4 million as a result primarily of collections exceeding billings. In fulfilling customer orders, we were able to reduce inventory by approximately $2.1 million, thereby reducing our cash requirements. Additionally, our increase of $3.8 million in accounts payable and accrued liabilities provided a positive flow of cash to the Company.

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

Investing Activities

Net cash provided from investing activities was approximately $1.9 million for the year ended December 31, 2004. This was generated by the release of restricted cash of approximately $2.0 million, partially offset by $133,000 of purchases of property and equipment.

Net cash provided from investing activities totaled $2.4 million for the year ended December 31, 2003. This is attributable to the repayment of the Trendium note receivable of approximately $800,000, the $388,000 reduction in our restricted cash requirements, and the sale and maturity of unrestricted short–term investments totaling $1.5 million. This provision of cash was offset in part by the purchase of fixed assets totaling approximately $313,000.

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

Financing Activities

Net cash provided by financing activities for the year ending December 31, 2004, was approximately $16.1 million. This was primarily attributable to $17.8 million in financing provided by Optel, LLC and Optel Capital, LLC. (See Note 13 to the Consolidated Financial Statements – Related Party Transactions) Financing proceeds were used to fund operating losses, settlement payments and payments made on notes to Jabil Circuit, Inc. of $1.8 million. (See Note 10 to the Consolidated Financial Statements – Notes Payable, Line of Credit and Letter of Credit)

Net cash provided by financing activities for the year ending December 31, 2003, was $13.6 million and resulted primarily from $14.6 million in financing provided by Optel, LLC and Optel Capital, LLC. The proceeds provided by this financing were used to fund operating losses and to fund settlement payments with various creditors and vendors. (See Note 13 to the Consolidated Financial Statements – Related Party Transactions)

Net cash provided by financing activities was $6.5 million for the year ending December 31, 2002. This was primarily the result of proceeds from sales-leaseback transactions of $6.9 million, proceeds of $811,000 in financing provided by Optel, LLC and Optel Capital, LLC and net proceeds from employee exercises of stock options of $344,000. These were partially offset by payments on notes payable of $759,000 and principal payments on capital lease obligations of $782,000.

Revolving Credit Facility

In April 2002, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Wachovia Bank (the “Bank”). The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company’s cash and cash equivalents and short-term investments. The advance rate varies between 80% and 95% and is dependent upon the composition and maturity of the available collateral. An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement has an initial term of three years. The Agreement may be terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank may terminate the Agreement at any time, without notice upon or after the occurrence of an event of default. As of December 31, 2004, and December 31, 2003, the Company had no borrowings under the Bank line of credit.

At December 31, 2003, there were approximately $1.4 million of letters of credit outstanding, collateralized by approximately $1.4 million of the Company’s cash and cash equivalents which were classified as restricted at December 31, 2003. The letters of credit expired in December 2004 and were not renewed. Accordingly, there were no letters of credit outstanding at December 31, 2004.

Legal Proceedings

As of the date of this report, the Company is not aware of any pending litigation, claims or assessments that would have a material adverse effect on the Company’s business, financial condition and results of operations. (See note 17 to the Consolidated Financial Statements - Legal Proceedings)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions either prospectively or retrospectively beginning in the third quarter of 2005. The Company has not yet determined either the method or the impact of applying the various provisions of SFAS No. 123R.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, which is effective for inventory costs incurred by the Company beginning fiscal year 2006. The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its financial statements.

In December 2004, FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of Statement 153 will have a significant effect on its financial statements.

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2004, the Company did not engage in any off-balance sheet arrangements as defined in Item 303 (a) (4) of Regulation S-K by the Commission under the Securities Exchange Act of 1934, as amended.

Other Material Commitments

The Company’s contractual cash obligations as of December 31, 2004 are summarized (in thousands) in the table below.

Contractual Cash Obligations	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Notes Payable - Related Party (1)	$31,435	$31,435	$—	$—	$—
Notes Payable - Jabil Circuit, Inc. (1)	3,634	3,634	—	—	—
Operating leases	5,450	1,927	3,523	—	—
Non-cancelable purchase orders (2)	2,797	2,797	—	—	—
Notes Payable - Other (1)	77	77	—	—	—

Total contractual cash obligations	$43,393	$39,870	$3,523	$—	$—

(1)	Notes payable obligations are presented exclusive of accrued interest. (See Note 10 to the Consolidated Financial Statements - Notes Payable)

(2)	Reflects non-cancelable inventory purchase orders.

Trends and Uncertainties

During 2004, the telecommunications industry experienced a modest recovery, aided by the broader improvement in the global economy. This recovery follows a period from 2001 to 2003 where the economy in general and the telecommunications industry specifically experienced a significant downturn. While there can be no assurance of the continuation of the current positive trends in the economy and in the telecom industry, we see the recovery in the telecommunications sector and fiber optic test equipment market continuing in the near term.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are not exposed to material fluctuations in currency exchange rates because the majority of our sales and expenses are denominated in U.S. dollars. Our cash balances are invested in short-term, interest-bearing money market accounts. We believe that the impact of a 10% increase or decline in interest rates would not be material to our investment income.

Item 8.	Consolidated Financial Statements and Supplementary Data

The financial statements required by this Item are submitted at the end of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company has concluded that these disclosure controls and procedures are not sufficiently effective, as described below, to provide reasonable assurance that information required to be disclosed by us in reports that we file under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2004, our independent auditors informed us that they had discovered significant deficiencies in our internal control that in the aggregate constitute material weaknesses under standards established by the by the Public Company Accounting Oversight Board. These deficiencies are an outcome of the Company’s previous efforts to reduce its administrative staff which resulted in incompatible duties in the accounting and information technology functions. We have performed substantial additional procedures designed to ensure that these internal control deficiencies do not lead to material misstatements in our consolidated financial statements and to enable the completion of the independent auditor’s audit of our consolidated financial statements, notwithstanding the presence of such internal controls weaknesses. In conjunction with our procedures to implement the documentation and internal control requirements of the Sarbanes-Oxley Act of 2002, we will initiate corrective actions to address these internal control deficiencies, and will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate.

There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this report in that the registrant intends to file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) under the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by regulations of the SEC to furnish the Company with copies of all Section 16(a) forms that they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company’s officers, directors and greater than ten percent (10%) stockholders complied with all applicable Section 16(a) filing requirements for the fiscal year ended December 31, 2004, with the following exceptions: (i) Form 4 filings for Mr. Green, Mr. Moreyra, Mr. Hussey, Mr. Fallon and Mr. Collins were not filed to report stock option grants to such persons during the year; (ii) a Form 4 filing for Mr. Green was not filed to report stock option cancellations; and (iii) Form 4 filings for Dr. Bryan J. Zwan, ZG Nevada Limited Partnership and ZG Nevada, Inc. were not filed to report the maturity of certain forward sales agreements. On February 14, 2005, Form 5s were filed for Mr. Green, Mr. Moreyra, Mr. Hussey, Mr. Fallon and Mr. Collins to report stock option grants to such persons during 2004, and stock option cancellations for Mr. Green. On February 14, 2005, a Form 5 was filed by Dr. Zwan, ZG Nevada Limited Partnership and ZG Nevada, Inc. to report the maturity of the forward sales agreements.

Policies on Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that is applicable to all of its directors, offices and employees (the “Code of Ethics”). A copy of the Code of Ethics is available upon request, free of charge, by contacting the Company at (727) 442-6677.

Item 11.	Executive Compensation

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Index to Consolidated Financial Statements.

See the Index included on page F-1 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedule

See the Index included on page F-1 of this Annual Report on Form 10-K.

(3)	Exhibits.

Exhibit No.	Ref.		Description

3.1	(1)	-	Certificate of Incorporation of the Company.

3.2	(4)	-	Amendment to Certificate of Incorporation of the Company dated June 21, 2002.

3.3	(4)	-	Amended and Restated By-laws of the Company dated June 21, 2002.

3.4	(19)	-	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

4.1	(1)	-	Specimen Certificate for the Common Stock.

10.1	(1)*	-	Form of Indemnification Agreement between the Company and officers and directors of the Company.

10.2	(1)	-	Digital Lightwave, Inc. 1996 Stock Option Plan.

10.3	(2)+	-	L.P. Lease Agreement, dated January 9, 1998, between the Company and Orix Hogan-Burt Pinellas Venture.

10.4	(2)+	-	First Lease Amendment, dated February 18, 1998, between the Company and Orix Hogan-Burt Pinellas Venture.

10.5	(3)	-	Manufacturing contract agreement between the Company and Jabil Circuit Inc. dated December 30, 2001.

10.6	(4)	-	Revolving Credit and Security Agreement between the Company and Wachovia Bank.

Exhibit No.	Ref.		Description

10.7	(4)	-	Form of Revolving Credit Note issued to Wachovia Bank.

10.8	(6)	-	Compromise and Settlement Agreement, dated June 13, 2003, between the Company and Fidelity and Deposit Company, also known as Zurich American Insurance Company.

10.9	(5)*	-	Amendment to 1997 Employee Stock Purchase Plan.

10.10	(7)	-	Settlement and Release Modification Agreement, dated July 22, 2003, between the Company and Lightwave Drive, LLC.

10.11	(8)	-	Settlement agreement between the Company and Tektronix, Inc. dated December 30, 2003.

10.12	(8)	-	Settlement agreement between the Company and Micron Optics, Inc. dated December 9, 2003.

10.13	(8)	-	Settlement agreement between the Company and Arrow Electronics, Inc. dated January 24, 2004.

10.14	(9)	-	Settlement Agreement dated May 11, 2004, between Jabil Circuit, Inc. and Digital Lightwave, Inc.

10.15	(9)	-	Promissory Note in the principal amount of $3,011,404, dated effective as of May 11, 2004, executed by Digital Lightwave, Inc. in favor of Jabil Circuit, Inc.

10.16	(9)	-	Promissory Note in the principal amount of $2,227,500, dated effective as of May 11, 2004, executed by Digital Lightwave, Inc. in favor of Jabil Circuit, Inc.

10.17	(10)*	-	Settlement Agreement between George J. Matz and Digital Lightwave, Inc dated as of April 30, 2004.

10.18	(10)*	-	Settlement Agreement between Glenn Dunlap and Digital Lightwave, Inc dated as of May 6, 2004.

10.19	(11)	-	Settlement and Renewal Agreement dated May 26, 2004 between Plaut Sigma Solutions, Inc. and Digital Lightwave, Inc. and Optel Capital, LLC.

10.20	(12)	-	Mediation Settlement Agreement dated June 8, 2004 between CIT Technologies Corporation and Digital Lightwave, Inc.

10.21	(13)	-	Loan and Restructuring Agreement between Digital Lightwave, Inc. and Optel Capital, LLC dated as of September 16, 2004.

10.22	(13)	-	Twenty Second Amended and Restated Security Agreement between Digital Lightwave, Inc. and Optel Capital, LLC dated as of September 16, 2004.

10.23	(13)	-	Secured Convertible Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on September 16, 2004.

10.24	(13)	-	Registration Rights Agreement between Digital Lightwave, Inc. and Optel Capital, LLC dated as of September 16, 2004.

10.25	(14)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on October 1, 2004.

10.26	(14)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on October 14, 2004.

10.27	(14)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on October 15, 2004.

10.28	(15)	-	Nominating Committee Charter As Adopted October 28, 2004.

10.29	(16)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on November 10, 2004.

10.30	(17)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on November 24, 2004.

10.31	(18)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on January 28, 2005.

10.32	(20)*	-	Amended and Restated 2001 Stock Option Plan.

10.33	(21)*	-	Severance Agreement between Digital Lightwave, Inc. and James R. Green dated February 15, 2005.

10.34	(21)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on February 11, 2005.

10.35	(22)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on February 25, 2005.

10.36	(23)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on March 11, 2005.

10.37	(24)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on March 23, 2005.

23.1	+	-	Consent of Grant Thornton LLP.

24.1	+	-	Power of Attorney (included as part of signature page)

31.1	+	-	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	-	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	-	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

+	Filed with this report.

(1)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Registration Statement on Form S-1, File No. 333-09457, declared effective by the Securities and Exchange Commission on February 5, 1997.

(2)	Filed with this report. Originally filed in connection with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(3)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(4)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 10-Q for the quarter ended March 31, 2002.

(5)	Incorporated by reference to Appendix B to the registrant’s Proxy Statement file April 22, 2002 for the 2002 Annual Meeting of Stockholders held on May 20, 2002.

(6)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on June 27, 2003.

(7)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on August 8, 2003.

(8)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 10-K on April 14, 2004.

(9)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on May 13, 2004.

(10)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 10-Q on May 17, 2004.

(11)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on June 10, 2004.

(12)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on June 14, 2004.

(13)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on September 21, 2004.

(14)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on October 21, 2004.

(15)	Incorporated by reference to Appendix A to the registrant’s Proxy Statement filed December 17, 2004, for the 2003 Annual Meeting of Stockholders held on January 14, 2005.

(16)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 10-Q on November 12, 2004.

(17)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on December 1, 2004.

(18)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on February 3, 2004.

(19)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on February 16, 2004.

(20)	Incorporated by reference to Appendix A to the registrant’s Proxy Statement filed January 4, 2005, for a Special Meeting of Stockholders held on February 10, 2005.

(21)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on February 17, 2004.

(22)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on March 3, 2004.

(23)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on March 17, 2004.

(24)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on March 25, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL LIGHTWAVE, INC.

By:	/s/ ROBERT F. HUSSEY
Robert F. Hussey Interim President and Chief Executive Officer

Date: March 30, 2005

We the undersigned directors and officers of the Registrant, hereby severally constitute Robert F. Hussey our true lawful attorney with full power to him to sign for us, in our names, in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ ROBERT F. HUSSEY Robert F. Hussey	Interim President and Chief Executive Officer (Principal Executive Officer)	March 30, 2005

/s/ ROBERT F. HUSSEY Robert F. Hussey	Interim Chief Accounting Officer (Principal Accounting Officer)	March 30, 2005

/s/ DR. BRYAN J. ZWAN Dr. Bryan J. Zwan	Chairman of the Board	March 30, 2005

/s/ PETER H. COLLINS Peter H. Collins	Director	March 30, 2005

/s/ GERALD A. FALLON Gerald A. Fallon	Director	March 30, 2005

/s/ ROBERT MOREYRA Robert Moreyra	Director	March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Digital Lightwave, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of Digital Lightwave, Inc. and subsidiaries (a Delaware corporation) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Lightwave, Inc. and subsidiaries as of December 31, 2004, and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. We have also audited Schedule II of Digital Lightwave, Inc. and subsidiaries for each of the three years ended December 31, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred net losses of $32.4 million in 2003 and $12.9 million in 2004 and as of December 31, 2004, has a working capital deficit of $31.9 million. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 11, 2005

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$809	$312
Restricted cash and cash equivalents	—	1,994
Accounts receivable, less reserve for uncollectible accounts of $690 and $531 in 2004 and 2003, respectively	2,069	1,204
Notes receivable from related party	366	366
Inventories, net	5,488	8,268
Prepaid expenses and other current assets	783	473

Total current assets	9,515	12,617
Property and equipment, net	2,690	4,247
Other assets, net	349	1,060

Total assets	$12,554	$17,924

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$6,289	$5,123
Accrued litigation charge	—	14,203
Notes payable to related party	31,435	13,635
Notes payable	3,711	5,586

Total current liabilities	41,435	38,547
Other long-term liabilities	265	517

Total liabilities	41,700	39,064

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 200,000,000 shares; issued and outstanding 34,183,204 and 31,591,890 shares in 2004 and 2003, respectively	3	3
Additional paid-in capital	86,133	81,261
Accumulated deficit	(115,282)	(102,404)

Total stockholders’ equity (deficit)	(29,146)	(21,140)

Total liabilities and stockholders’ equity (deficit)	$12,554	$17,924

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per-share data)

	For the Years Ended December 31,
	2004	2003	2002
Net sales	$13,739	$7,514	$17,823
Cost of goods sold	7,590	13,216	26,780

Gross profit (loss)	6,149	(5,702)	(8,957)

Operating expenses:
Engineering and development	7,384	7,865	14,798
Sales and marketing	8,914	9,451	12,756
General and administrative	3,932	7,527	7,904
Restructuring charge	40	744	1,646
Litigation charge	—	—	1,512
Impairment of property and equipment	322	3,302	15,945

Total operating expenses	20,592	28,889	54,561

Operating loss	(14,443)	(34,591)	(63,518)

Other income (expense):
Interest income	46	71	674
Interest expense	(2,433)	(2,163)	(555)
Other income (expense), net	3,952	4,267	(141)

Total other income (expense)	1,565	2,175	(22)

Loss before income taxes	(12,878)	(32,416)	(63,540)
Provision for income taxes	—	—	—

Net loss	$(12,878)	$(32,416)	$(63,540)

Per share of common stock:
Basic net loss per share	$(0.39)	$(1.03)	$(2.03)

Diluted net loss per share	$(0.39)	$(1.03)	$(2.03)

Weighted average common shares outstanding	33,065,582	31,489,642	31,361,412

Weighted average common and common equivalent shares outstanding	33,065,582	31,489,642	31,361,412

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Deficit)

For The Years Ended December 31, 2004, 2003, and 2002

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total
	Shares	Amount
Balance December 31, 2001	31,269,723	$3	$80,511	$(6,448)	$—	$—	$74,066
Comprehensive loss:
Net loss	—	—	—	(63,540)	—	(63,540)	(63,540)
Foreign currency translation	—	—	—	—	(25)	(25)	(25)
Net unrealized loss in available for sale securities	—	—	—	—	(81)	(81)	(81)

Comprehensive loss						$(63,646)

Issuance of common stock	136,642	—	344	—	—		344

Balance December 31, 2002	31,406,365	3	80,855	(69,988)	(106)		10,764
Comprehensive loss:
Net loss	—	—	—	(32,416)	—	(32,416)	(32,416)
Recognition of foreign currency translation	—	—	—	—	25	25	25
Adjustment for realized loss in available for sale securities	—	—	—	—	81	81	81

Comprehensive loss						$(32,310)

Issuance of common stock	185,525	—	205	—	—		205
Issuance of stock options for services	—	—	201	—	—		201

Balance December 31, 2003	31,591,890	3	81,261	(102,404)	—		(21,140)
Comprehensive loss:
Net loss	—	—	—	(12,878)	—	(12,878)	(12,878)

Comprehensive loss						$(12,878)

Issuance of common stock	2,591,314	—	4,799	—	—		4,799
Issuance of stock options for services	—	—	73	—	—		73

Balance December 31, 2004	34,183,204	$3	$86,133	$(115,282)	$—		$(29,146)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(12,878)	$(32,416)	$(63,540)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,277	3,642	4,612
Loss on disposal of property and equipment	159	217	110
Provision for uncollectible accounts	98	(444)	1,154
Provision for excess and obsolete inventory	(160)	4,022	12,704
Write-off of inventory claims for inventory held at Jabil	—	3,968	—
Impairment of property and equipment	322	3,302	15,945
Restructuring charges	40	744	1,646
Settlement of accounts payable and accrued litigation	(4,401)	(4,849)	—
Compensation expense for stock option grants	73	201	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(963)	3,389	2,061
(Increase) decrease in inventories	2,639	2,081	(12,994)
(Increase) decrease in prepaid expenses and other assets	(364)	(664)	(3,156)
Increase (decrease) in accounts payable and accrued expenses	1,537	3,819	3,562
Increase (decrease) in accrued litigation charge	(5,802)	(3,379)	1,512

Net cash used in operating activities	(17,423)	(16,367)	(36,384)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(152,969)
Proceeds from sale of short-term investments	—	388	118,254
Proceeds from the maturity of short-term investments	—	1,139	33,107
(Increase) decrease in restricted cash and cash equivalents	1,993	412	(2,405)
Cash paid for acquisitions	—	—	(11,000)
Purchases of property and equipment	(133)	(313)	(4,591)
Issuance of notes receivable	—	—	(992)
Repayment of notes receivable	—	800	25

Net cash provided by (used in) investing activities	1,860	2,426	(20,571)

Cash flows from financing activities:
Proceeds from notes payable - related party	17,800	14,597	—
Proceeds from notes payable - other	—	—	811
Principal payments on notes payable - related party	—	(962)	—
Principal payments on notes payable - other	(1,840)	—	(759)
Proceeds from sale of common stock, net of expense	100	205	344
Proceeds from sales-leasebacks	—	—	6,934
Principal payments on capital lease obligations	—	(199)	(782)

Net cash provided by financing activities	16,060	13,641	6,548

Net increase (decrease) in cash and cash equivalents	497	(300)	(50,407)
Effect of translation adjustment	—	—	(25)
Cash and cash equivalents at beginning of period	312	612	51,044

Cash and cash equivalents at end of period	$809	$312	$612

Other supplemental disclosures:
Cash paid for interest	$—	$100	$253
Inventory transferred to fixed assets	302	—	2,422
Capital lease obligations incurred	—	—	13,041

Non-Cash Transactions:

See Note 20 - Non-Cash Transactions

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Digital Lightwave, Inc. provides the global fiber-optic communications industry with products and technology used to develop, install, maintain, monitor and manage fiber-optic communication networks. Telecommunications service providers, owners of private networks (utilities, government and large enterprises) and equipment manufacturers deploy the Company’s products to provide quality assurance and ensure optimum performance of advanced optical communications networks and network equipment. The Company’s products are sold worldwide to telecommunications service providers, owners of private networks (utilities, government and large enterprises), telecommunications equipment manufacturers, equipment leasing companies and international distributors. The Company’s wholly-owned subsidiaries are Digital Lightwave (UK) Limited (“DLL”), Digital Lightwave Asia Pacific Pty, Ltd. (“DLAP”), and Digital Lightwave Latino Americana Ltda. (“DLLA”). DLL, DLAP, and DLLA provided international sales support, but are currently inactive. All significant intercompany transactions and balances are eliminated in consolidation.

Operational Matters

As of December 31, 2004, the Company’s unrestricted cash and cash equivalents and short-term investments were $809,000, a decrease of $1.5 million from December 31, 2003. As of December 31, 2004, the Company’s working capital deficit was approximately $31.9 million as compared to a working capital deficit of $25.9 million at December 31, 2003. During 2004, the Company reported net loss of $12.9 million and cash flows used by operations of $17.4 million. In 2003, the Company reported net loss of $32.4 million and cash flows used in operations of $16.4 million. The Company had an accumulated deficit of $115.3 million at December 31, 2004.

Beginning in the third quarter of 2001 and continuing through December 31, 2004, the Company experienced significant net losses. The Company expects to continue to incur operating losses in 2005. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues. As further discussed below, the Company’s ability to meet cash and future liquidity requirements is dependent on our ability to raise additional capital, successfully negotiate extended payment terms with certain creditors, attain our business objectives, maintain tight controls over spending and release new products and product upgrades on a timely basis.

The Company has insufficient short-term resources for the payment of its current liabilities. During the twelve months ended December 31, 2004, and the three months ended March 31, 2005, the Company has addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. Our ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on our ability to obtain additional financing from funding sources which may include, but may not be limited to, Optel. If the Company is not able to obtain additional financing, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term. Optel currently continues to be the principal source of financing for the Company. Further, although we have been in discussions with alternative financing sources, the Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company.

As of March 23, 2005, the Company owed Optel approximately $37.2 million in principal, plus accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum. The maturity dates and corresponding payment schedules related to these obligations are as follows:

•	Secured Convertible Promissory Note. Pursuant to that certain secured convertible promissory note, dated as of September 16, 2004, the Company borrowed $27.0 million from Optel on the following terms (the “Secured Convertible Promissory Note”):

•	Approximately $2.0 million of accrued and unpaid interest as of September 16, 2004, plus any interest that accrues on such $2.0 million in accrued and unpaid interest and any interest that accrues on $27.0 million in outstanding principal is due and payable on demand at any time after September 16, 2005;

•	Interest that accrues from September 17, 2005, to December 31, 2005, due and payable on demand at any time after December 31, 2005;

•	$27.0 million of principal due and payable on demand at any time after December 31, 2005.

•	Short-Term Notes. Pursuant to those several short-term secured promissory notes issued by the Company to Optel since September 30, 2004, the Company borrowed an additional $10.2 million from Optel on the following terms (the “Short-Term Notes”):

•	Approximately $4.4 million plus accrued interest currently payable on demand;

•	$2.6 million plus accrued interest payable on demand at any time after March 30, 2005;

•	$3.2 million plus accrued interest payable on demand at any time after May 31, 2005.

On February 10, 2005, at a special meeting of our stockholders, the conversion feature of the Secured Convertible Promissory Note was approved by our stockholders. Accordingly, all or any portion of such debt is convertible into our common stock at the option of Optel at any time. The conversion price is based upon the volume-weighted average trading price of our common stock during the five-day period preceding the date of any conversion. On March 11, 2005, we issued 981,258 shares of common stock to Optel in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note. Further conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of our other stockholders and give Optel and Dr. Zwan even greater control over the Company.

On March 15, 2005, Optel established an irrevocable letter of credit in the amount of $6.0 million on our behalf and naming MC Test Service, Inc. as beneficiary. MC Test Service, Inc. provides outsourced manufacturing services to us. With the letter of credit in place, MC Test Service, Inc. has extended to us regular payment terms to pay for purchased production material. The letter of credit expires on December 30, 2005.

All of the foregoing transactions with Optel were approved by the Company’s board of directors, upon the recommendation of the special committee of the board. The special committee is composed solely of independent directors.

We have entered into preliminary discussions with Optel to restructure the Short-Term Notes, by extending the maturity date of such debt, to arrange for additional short-term working capital and to obtain additional financing through guarantees and letters of credit to secure vendor obligations. If we do not reach an agreement to restructure the Short-Term Notes and obtain additional financing from Optel, we will be unable to meet our obligations to Optel and our other creditors, and in an attempt to collect payment, our creditors, including Optel, may seek legal remedies.

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

On November 5, 2002, the Company acquired certain assets of the Optical Test System (OTS) product line of Tektronix which included related inventory and equipment, and assumed certain liabilities associated with the OTS line, in exchange for $10 million in cash. In connection with the acquisition agreement, the Company entered into (i) a license agreement with Tektronix pursuant to which Tektronix licensed certain intellectual property to the Company related to the OTS line, and (ii) a services agreement with Tektronix pursuant to which Tektronix shall perform certain manufacturing services for the Company related to the OTS line and the Company assumed certain warranty obligations of Tektronix related to the OTS line. Revenues for the OTS line have been lower than anticipated since the acquisition, and accordingly, the Company has reduced the size of the organization and made appropriate valuation adjustments to the reported assets.

The cost to acquire these assets was allocated to the assets acquired according to estimated fair values. During the first quarter of 2003, the Company recorded a non-cash impairment charge of approximately $3.3 million associated with the OTS product line. Additionally, during the second quarter of 2003, the Company recorded a $3.4 million provision for excess and obsolete inventory associated with these product lines which is included within cost of goods sold. During the fourth quarter of 2004, the Company recorded a non-cash impairment charge of $322,000.

Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Short-Term Investments

The Company’s short-term investments have consisted of highly liquid debt instruments with strong credit ratings and remaining maturities of less than one year. Commercial paper investments with a maturity greater than three months, but less than one year at the time of purchase are considered to be short-term investments. The Company classifies its existing short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards No. 115, “Accounting For Certain Investments In-Debt And Equity Securities.” These securities are carried at fair market value, with unrealized gains and losses reported in stockholders’ equity as a component of other comprehensive income (loss). Gains or losses on securities sold are recorded as other income (loss) in the consolidated statement of operations based on the specific identification method.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company records a provision for excess and obsolete inventory whenever impairment is identified.

Property and Equipment

The Company’s property and equipment, including certain assets under capital leases, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of 3 to 7 years or over the lesser of the term of the lease or the estimated useful life of assets under capital lease or improvements made to lease property. Maintenance and repairs are expensed as incurred while renewals and improvements are capitalized. The accounts are relieved of the cost and the related accumulated depreciation and amortization upon the sale or retirement of property and equipment and any resulting gain or loss is included in the results of operations.

Capitalized Software

The Company capitalizes certain internal and external costs incurred to acquire or create internal use software in accordance with AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software is included in property and equipment under computer equipment and software and is amortized over its useful life when development is complete.

Intangible Assets

Included in other assets at December 31, 2004 are certain intangible assets including trademarks, patents, and acquired intangible assets. Intangible assets are amortized over their estimated useful lives ranging from 5 to 10 years. (See Note 7 – Other Assets)

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment analysis as of December 31, 2002, calculated in accordance with the guidelines set forth in SFAS 144, indicated future cash flows from the Company’s operations were insufficient to cover the carrying value of the Company’s long-lived assets. Therefore, the Company calculated an impairment using the probability-weighted approach with an average life of 5 years, and a risk-free rate of interest of 4.5%. As a result, in the fourth quarter of 2002, the Company recorded a non-cash impairment charge of $15.9 million on its property and equipment. During the first quarter of 2003, the Company performed an impairment analysis, calculated in accordance with the guidelines set forth in SFAS 144, which indicated future cash flows from the Company’s OTS product line were insufficient to cover the carrying value of the long-lived assets supporting the OTS product line. Therefore, the Company calculated an impairment using the probability-weighted approach with an average life of 5 years, and a risk-free rate of interest of 4.5%. As a result, in the first quarter of 2003, the Company recorded a non-cash impairment charge of $3.3 million on its intangible assets and property and equipment. For the year ending December 31, 2004, the Company recorded a non-cash impairment charge of $322,000 for the intangible assets supporting the OTS product line.

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

The reconciliation of the warranty reserve is as follows:

	For the year ending December 31,
	2004	2003
	(In thousands)
Beginning balance	$678	$1,192
Adjustment to warranty provision	491	(198)
Warranty costs	(623)	(316)

Ending balance	$546	$678

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

For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class. Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance found in Accounting Principles Board Opinion No. 29, “Accounting for Non-monetary Transactions” and related interpretations. Revenue and cost of sales are recorded based upon the cash portion of the transaction. The remaining costs associated with the new units are assigned to the units received on trade. When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction.

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

Reserve For Uncollectible Accounts

The Company estimates the collectability of its accounts receivable. The Company considers many factors when making its estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts.

Trade-In Revenue

For the years ended December 31, 2004 and 2003, the Company recorded approximately $1.1 million and $600,000, respectively, in revenue from transactions that included a trade-in component. Revenue for transactions that included a trade-in component was not significant for the year ended December 31, 2002.

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

Shipping and Handling Costs

Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are generally billed to the customer and are recorded as revenue.

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

Computation of Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding during the periods presented. For all the years presented, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were approximately 802,000 at December 31, 2004. The table below presents the basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

	For The Year Ended December 31,
	2004	2003	2002
Basic:
Weighted average common shares outstanding	33,065,582	31,489,642	31,361,412

Total basic	33,065,582	31,489,642	31,361,412
Diluted:
Incremental shares for common stock equivalents	—	—	—

Total dilutive	33,065,582	31,489,642	31,361,412

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. As of December 31, 2004, 2003, and 2002, substantially all of the Company’s cash balances were deposited with high quality financial institutions. The Company’s short-term investments consist of highly liquid debt instruments with strong credit ratings and remaining maturities of less than one year. During the normal course of business, the Company extends credit to customers conducting business primarily in the telecommunications industry both within the United States and internationally.

For the year ended December 31, 2004, 2003 and 2002, the Company’s largest customers accounted for approximately 21%, 27% and 10% of net sales, respectively. In fiscal years 2004 and 2002, the net sales concentration was with a single customer. In 2003, the net sales concentration was with two customers.

The Company sells its products in both domestic and international markets. Domestic sales represented approximately 73%, 75%, and 66% of annual net sales for the years ending December 31, 2004, 2003, and 2002, respectively. International sales represented approximately 27%, 25%, and 34% of annual net sales for the years ending December 31, 2004, 2003 and 2003, respectively.

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

Stock Based Compensation

At December 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 14 – “Common Stock and Stock Options.” The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For the years ended December 31, 2004, and 2003 approximately $73,000 and $201,000 of stock-based employee compensation cost is reflected in operating expenses, respectively. There was no stock-based employee compensation cost in 2002. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Net loss, as reported	$(12,878)	$(32,416)	$(63,540)
Add: Stock-based compensation included in reported net loss, net of related tax effects	73	201	—
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,485)	(3,912)	(15,913)

Pro forma net loss	$(16,290)	$(36,127)	$(79,453)

Loss per share:
Basic - as reported	$(0.39)	$(1.03)	$(2.03)

Basic - pro forma	$(0.49)	$(1.15)	$(2.53)

Diluted - as reported	$(0.39)	$(1.03)	$(2.03)

Diluted - pro forma	$(0.49)	$(1.15)	$(2.53)

Segment Reporting

As of December 31, 2004, the Company was not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operated in one operating segment and reported only certain enterprise-wide disclosures.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions either prospectively or retrospectively beginning in the third quarter of 2005. The Company has not yet determined either the method or the impact of applying the various provisions of SFAS No. 123R.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, which is effective for inventory costs incurred by the Company beginning fiscal year 2006. The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its financial statements.

In December 2004, FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of Statement 153 will have a significant effect on its financial statements.

2. NOTES RECEIVABLE

Notes receivable at December 31, 2004 and 2003, is comprised of a single note from an officer of the Company. The amount of the note was approximately $366,000 for both periods. The origination of the officer note is more fully described in Note 13 – “Related Party Transactions”. In February 2005, the note was forgiven as described in Note 19 – “Subsequent Events”.

3. INVENTORIES

Net inventories at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(In thousands)
Raw materials	$3,036	$4,925
Work-in-process	—	72
Finished goods	2,452	3,271

	$5,488	$8,268

In December 2001, the Company signed a manufacturing service agreement with Jabil Circuit, Inc. (“Jabil”), a leading provider of technology manufacturing services with a customer base of industry-leading companies. Under the terms of the agreement, Jabil purchased the Company’s existing inventory to fulfill orders until the Company’s inventory was depleted to safety stock levels. Under the terms of the agreement, Jabil had served as the Company’s primary contract manufacturer for the Company’s circuit board and product assembly and provided engineering design services. As of December 31, 2004, 2003 and 2002, the Company was committed to purchase $1.8 million, $0 and $400,000 of finished goods from Jabil, respectively.

On February 27, 2003 Jabil terminated the manufacturing service agreement and on March 19, 2003 commenced an arbitration proceeding seeking damages in excess of $6.8 million. (See Note 17 – Legal Proceedings) On December 5, 2003, the Company entered into a manufacturing services letter agreement with Jabil specifying the terms under which Jabil would provide the Company with certain manufacturing services. The manufacturing services letter agreement expired on December 30, 2003, and the term of such letter agreement was extended through December 31, 2004. Jabil continued to provide manufacturing services to the Company while Jabil and we discussed the renewal of a manufacturing services agreement.

Effective as of January 31, 2005, the Company entered into an agreement with MC Test Service, Inc. (“MC”) to also provide outsourced manufacturing services. On March 15, 2005, Optel established an irrevocable letter of credit (“LC”) in the amount of $6.0 million on behalf of the Company and naming MC as beneficiary. (See Note 19 to the Consolidated Financial Statements – Subsequent Events)

There can be no assurance that the Company will be able to successfully negotiate a new agreements for the manufacture of its products or that the Company has adequate inventory on hand to fulfill sales orders until such time as the Company extends the current manufacturing services letter agreement with Jabil or enters into a substitute manufacturing agreement. Failure to extend the current manufacturing agreement or enter into a substitute manufacturing agreement in a timely fashion could interrupt the Company’s operations and adversely impact its ability to manufacture its products.

In 2004 the Company recorded a charge to increase the excess and obsolete inventory reserve by approximately $1.3 million compared to a $4.0 million charge in fiscal year 2003. The total reserve balance for excess and obsolete inventory at December 31, 2004 and 2003 approximated $16.2 million and $14.6 million, respectively. When evaluating the adequacy of the reserve for excess and obsolete inventory the Company analyzes current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of products. The Company believes the reserve for excess and obsolete inventory as of December 31, 2004, is adequate

As of December 31, 2004 and 2003 inventories included approximately $1.5 million, and $1.7 million of trade-in products, respectively. At December 31, 2004, the Company allocated approximately $1.3 million of the total excess and obsolete inventory reserve to trade-in products, resulting in a net trade-in product inventory value of approximately $220,000.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(In thousands)
Deposits	$386	$103
Prepaid maintenance	192	83
Prepaid insurance	76	71
Prepaid taxes	28	43
Interest receivable	15	36
Prepaid other	86	137

	$783	$473

The deposits represent funds placed with vendors to ensure the availability of future inventory purchases. Prepaid expenses and other current assets represent various marketing and administration needs of the Company that require cash payments upfront.

5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(in thousands)
Test equipment	$7,937	$7,772
Demonstration and loaner units	5,127	6,231
Computer equipment and software	4,448	4,491
Office furniture, fixtures and equipment	2,367	2,474
Leasehold improvements	2,383	2,379
Tooling	1,028	1,028
Tradeshow fixtures and equipment	359	359

	23,649	24,734

Less: accumulated depreciation and impairment of property and equipment	(20,959)	(20,487)

	$2,690	$4,247

Depreciation and amortization expense was approximately $1.9 million, $3.2 million, and $4.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

There was no equipment under capital lease and related accumulated amortization, included above at December 31, 2004 and 2003.

In 2002, the Company entered into two sales-leaseback transactions in which the Company received $2.6 million and $4.3 million. The principal payments under the leases were $3.4 million over 36 months and $4.4 million over 24 months. In 2002, the assets were classified as demonstration equipment in property and equipment and were being amortized over the life of the leases. The Company recorded deferred gains on these transactions of $1.2 million and $1.8 million which were recorded as offsets against demonstration equipment and were being amortized over the life of the leases as an offset against amortization expense.

The Company also entered into two capital leases in 2002 for demonstration equipment with values of $1.4 million and $2.8 million. The principal payments under the leases were $1.4 million over 36 months and $2.8 million over 24 months. This leased equipment was to be amortized over the life of the leases. The units leased were recorded in property and equipment as demonstration equipment.

The leasing company commenced litigation in connection with the non-payment of rent under these leases. As a result of these legal proceedings, the equipment under lease was required to be returned to the leasing company and the assets returned were removed from the Company’s books in the fourth quarter of 2003. (See Note 17 – Legal Proceedings)

The Company recorded charges for the impairment of property and equipment of $2.1 million and $15.9 million during 2003 and 2002, respectively. (See Note 1 – Summary of Significant Accounting Policies)

6. INVESTMENTS

During 2002 and into January 2003, the Company’s investment portfolio consisted of municipal bonds, corporate bonds, commercial paper, and money market funds which were subject to market risk due to changes in interest rates. The Company placed its investments with high credit quality issuers and, by policy, limited the amount of credit exposure to any one issuer.

In accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” and based on its intentions regarding these instruments, the Company classified all investments as available-for-sale. All unrealized holding gains (losses) were reflected in stockholders’ equity. The Company periodically evaluated its investments to determine if impairment charges were warranted. There have been no investments held by the Company since January 2003.

7. OTHER ASSETS

Other assets at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(In thousands)
Acquired intangible assets	$2,411	$2,411
Trademarks	75	127
Patents	120	148
Other	36	—
Accumulated amortization and impairment of intangible assets	(2,293)	(1,626)

	$349	$1,060

Amortization expense for the year ended December 31, 2004 totaled approximately $345,000. The Company acquired certain intangible assets in connection with its purchase from Tektronix during 2002. The Company recorded charges for the impairment of the acquired intangible assets totaling $1.2 million during 2003, and an additional $322,000 in 2004. (See Note 1 – Summary of Significant Accounting Policies) The remaining unamortized balance of the intangible assets of $313,000 will be amortized in 2005.

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(in thousands)
Accounts payable	$722	$2,056
Interest payable	3,012	741
Current portion of accrued warranty	373	472
Employee related accruals	478	311
Accrued returns and allowances	284	318
Accrued restructuring charges	—	20
Sales tax accruals	475	452
Accrued expenses and other	816	556
Deferred revenue	59	133
Sales commissions	70	64

	$6,289	$5,123

9. INCOME TAXES

For the years ending December 31, 2004, 2003 and 2002, the Company has not had federal or state income tax provision on a current or deferred basis due to the operating losses experienced during those periods. The tax effected amounts of temporary differences at December 31, 2004 and 2003 are summarized as follows:

	2004	2003
	(in thousands)
Current:
Deferred tax asset:
Accrued liabilities	$1,800	$6,323
Other assets	6,650	4,697
Valuation allowance	(8,450)	(11,020)

Total current deferred tax asset	—	—

Non-current:
Deferred tax asset:
Net operating loss carry forward	130,070	121,920
Fixed assets	2,810	3,570
Research and experimentation credit	4,140	4,140
Valuation allowance	(137,020)	(129,630)

Total non-current deferred tax asset	$—	$—

A full valuation allowance has been recorded at December 31, 2004 and 2003 with respect to the deferred tax assets since the Company believes that it is more likely than not that future tax benefits will not be realized as a result of current and future income. Factors considered in determining that a full valuation allowance was necessary include the Company’s history of large operating losses and uncertainty as to whether the Company would be able to sustain long-term profitability.

The Company had a valuation allowance of approximately $145.5 million and $140.7 million as of December 31, 2004, and 2003, respectively. As of December 31, 2004, the Company had net operating loss carry forwards of approximately $346 million for tax purposes. Loss carry forwards will expire between the years 2007 and 2024. As of December 31, 2004, the Company also had general business credit carry forwards of approximately $4.1 million that expire between the years 2008 and 2021.

Following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the consolidated statement of operations.

	For The Year Ended December 31,
	2004	2003	2002
	( in thousands)
Tax provision at U.S. federal income tax rate	$(4,379)	$(11,000)	$(21,604)
State income tax provision net of federal	(469)	(1,174)	(2,307)
Other, net	28	21	71
Valuation allowance increase	4,820	12,153	23,840

Provision for income taxes	$—	$—	$—

For the years ended December 31, 2004, 2003 and 2002, the income tax benefit of $66,000, $30,000, and $300,000, respectively, would have been allocated to additional paid-in capital for the tax benefits associated with the exercise of non-qualified stock options.

In January 2002, the Company received a ruling from the Internal Revenue Service regarding an additional deduction related to securities litigation costs. This ruling resulted in a $127.0 million increase to the Company’s net operating loss carry forward that has been referenced in the above amounts. The tax benefit of this additional net operating loss has not been realized due to the full valuation allowance against the deferred tax assets. This deduction will be reported directly as an increase in additional paid-in capital and will not be recorded in the Company’s Consolidated Statement of Operations when the tax benefit is realized.

10. NOTES PAYABLE, LINE OF CREDIT AND LETTER OF CREDIT

During the past two years, the Company has funded operations and other working capital requirements with short-term notes payable financing. The two principal lenders are Optel Capital, LLC, which is referred to as Optel, an entity controlled by its largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, and Jabil Circuit, Inc., the principal manufacturing service vendor. The following is a summary of these liabilities for the years ended December 31, 2004 and 2003.

	For The Year Ended December 31,
	2004	2003
	( in thousands)
Optel	$31,435	$13,635
Jabil Circuit, Inc.	3,634	5,586
Other	77	—

Notes Payable Total	$35,146	$19,221

From February 2003 through September 17, 2004, we borrowed approximately $27.0 million from Optel and its affiliates. In September 2004, we restructured this debt and issued Optel a secured convertible promissory note having the following terms:

•	Interest Rate of 10% per annum;

•	Accrued interest of approximately $2.0 million outstanding as of September 16, 2004, plus any interest that accrues on such $2.0 million in accrued interest and any interest that accrues on such $27.0 million in outstanding principal, is payable on demand at any time after September 16, 2005;

•	Any interest that accrues after September 16, 2005, along with the principal balance of $27.0 million is payable on demand at any time after December 31, 2005; and

•	Secured by a first priority security interest in substantially all of the assets of the Company.

From September 30, 2004, through December 31, 2004, we borrowed approximately an additional $4.4 million from Optel pursuant to the Short-Term Notes. As of December 31, 2004, the outstanding principal owed to Optel was approximately $31.4 million plus accrued interest thereon of approximately $2.9 million. Since January 1, 2005, we borrowed an additional $5.8 million from Optel pursuant to the Short Term Notes. (See Note 13 – Related Party Transactions) The Short-Term Notes have the following terms:

•	Interest Rate of 10% per annum;

•	Approximately $4.4 million plus accrued interest is currently payable on demand;

•	$2.6 million plus accrued interest thereon is payable on demand at any time after March 30, 2005;

•	$3.2 million plus accrued interest thereon is payable on demand at any time after May 31, 2005; and

•	Secured by a first priority security interest in substantially all of the assets of the Company.

On January 8, 2005, Optel notified us that it was not demanding payment of the approximately $4.4 million that was then and is currently payable upon demand by Optel, but that it reserved its right to do so in the future.

On February 10, 2005, at a special meeting of our stockholders, the conversion feature of the Secured Convertible Promissory Note was approved by our stockholders. Accordingly, all or any portion of such debt is convertible into our common stock at the option of Optel at any time. The conversion price is based upon the volume-weighted average trading price of our common stock during the five-day period preceding the date of any conversion. On March 11, 2005, we issued 981,258 shares of common stock to Optel in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note. Further conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of our other stockholders, and give Optel and Dr. Zwan even greater control over the Company.

In April 2002, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Wachovia Bank (the “Bank”). The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company’s cash and cash equivalents and short-term investments. The advance rate varies between 80% and 95% and is dependent upon the composition and maturity of the available collateral. An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement has an initial term of three years. The Agreement may be terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank may terminate the Agreement at any time, without notice upon or after the occurrence of an event of default. As of December 31, 2004, and December 31, 2003, the Company had no borrowings under the Bank line of credit.

At December 31, 2003, there were approximately $1.4 million of letters of credit outstanding, collateralized by approximately $1.4 million of the Company’s cash and cash equivalents which were classified as restricted at December 31, 2003. The letters of credit expired in December 2004 and were not renewed. Accordingly, there were no letters of credit outstanding at December 31, 2004. The Company currently has no additional borrowing capacity under this facility.

On May 21, 2003 (but effective as of May 1, 2003), the Company and Jabil entered into a forbearance agreement (the “Jabil Forbearance Agreement”) relating to Jabil’s claims against the Company relating to the manufacturing services agreement. As part of the terms of the Jabil Forbearance Agreement, the Company delivered to Jabil two promissory notes; one in the original principal amount of approximately $2.84 million (the “First Note”), and another in the original principal amount of approximately $2.74 million (the “Second Note” and, together with the First Note, the “Notes”). The Notes carried an interest rate of 6% per annum and matured on October 1, 2004. The First Note required monthly payments to be made beginning September 1, 2003. The Second Note required a balloon payment of principal and accrued interest on October 1, 2004.

On May 11, 2004, Jabil and the Company entered into a settlement agreement (the “Settlement Agreement”), which resolved and settled certain and all previous disputes between Jabil and the Company. Pursuant to the Settlement Agreement, the Company executed promissory notes (the “Jabil Notes”) totaling approximately $5.2 million in favor of Jabil for unpaid accounts, notes and certain inventory for which the Company had not paid. The Jabil Notes mature on December 31, 2005, and bear interest at a rate of 6% per annum. During 2004, the Company made scheduled principal payments under the Jabil Notes, including the initial payments, of approximately $1.8 million. As of December 31, 2004, the aggregate principal amount outstanding under the Jabil Notes was approximately $3.4 million and is reported in the balance sheet as current liabilities, notes payable. Accrued and unpaid interest approximated $150,000 at the end of fiscal year 2004. (See Note 17 – Legal Proceedings)

On August 23, 2004, Optel entered into a guarantee agreement with Jabil Circuit, Inc., or Jabil, pursuant to which Optel guaranteed certain obligations of the Company owing to Jabil relating to purchase orders for production material issued by the Company to Jabil after June 30, 2004. Optel’s maximum obligation under the guarantee agreement is $1.88 million. Prior to the completion of the guarantee agreement, the Company was required to prepay Jabil for all orders of production material. With the guarantee agreement in place, the Company is now able to pay for production material purchased from Jabil upon receipt of that material.

On December 2, 2004, Optel established an irrevocable standby letter of credit in the amount of approximately $1.4 million on our behalf and naming Lightwave Drive LLC, our landlord, as beneficiary. The LC expires December 6, 2005. The letter of credit replaces a previous letter of credit in the same amount, previously issued by us which had expired. The expired letter of credit had been secured by a restricted cash deposit of $1.4 million. With the letter of credit issued by Optel, we have been able to utilize the $1.4 million cash deposit for working capital purposes.

On March 15, 2005, Optel established an irrevocable letter of credit in the amount of $6.0 million on our behalf and naming MC Test Service, Inc. as beneficiary. MC Test Service, Inc. provides outsourced manufacturing services to us. With the letter of credit in place, MC Test Service, Inc. has extended to us regular payment terms to pay for purchased production material. The letter of credit expires on December 30, 2005.

11. LEASES

The Company is obligated under various non-cancelable leases primarily for office space. Future minimum lease commitments under operating leases were as follows as of December 31, 2004:

Operating Lease Commitments
(in thousands)
2005	$1,927
2006	1,905
2007	1,900
2008	1,623
2009	—
Thereafter	—

$7,355

Total rent expense was approximately $2.0 million, $2.5 million, and $2.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

12. COMMITMENTS

At December 31, 2004, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $2.8 million. The majority of the quantities under order are deliverable upon demand by the Company or within thirty (30) days upon written notice of either party.

The Company indemnifies its officers and directors against costs and expenses related to shareholder and other claims which are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the minimum potential future payments, nor are there any resource provisions or collateral that may offset the cost. As of December 31, 2004, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

13. RELATED PARTY TRANSACTIONS

Note Receivable

On February 15, 2005, in conjunction with a severance agreement between the Company and James R. Green, the Company’s Chief Executive Officer, the Company agreed to forgive the entire amount of a note receivable from Mr. Green of approximately $374,000, including approximately $7,700 of accrued interest. Further, the Company agreed to release all collateral held as security against such note, including a second lien on Mr. Green’s residence. (See Note 19 – Subsequent Events)

The loan to Mr. Green originated in February 2001 in the amount of $200,000, had a stated interest rate of the prime rate plus one percent and was payable on demand or, if earlier, from the proceeds of any sale of Mr. Green’s stock holdings in the Company or on the date of termination of Mr. Green’s employment. The loan was collateralized by Mr. Green’s stock holdings in the Company and any future cash bonuses.

In April 2002, Mr. Green borrowed an additional $175,000. The loan was combined with the previous note of $200,000 plus accrued interest of approximately $16,000 into one note with a principal balance of approximately $391,000, and was classified in notes receivable. The note bore a rate of interest of 8% per annum, was payable on demand or, if earlier, from the proceeds of any sale of Mr. Green’s stock holdings in the Company or on the date of termination of Mr. Green’s employment. The loan was collateralized by Mr. Green’s stock holdings in the Company, any future cash bonuses and a second lien on Mr. Green’s residence.

Effective August 1, 2003, $50,000 a year of Mr. Green’s annual salary was used to repay the April 2002 note discussed above. The repayment was deducted proportionally each pay period and was applied first to accrued interest. As of December 31, 2004, the outstanding balance, reflecting a voluntary principal prepayment of $25,000 made during the fourth quarter of 2002 and regular monthly payments beginning August 2003, was approximately $366,000 exclusive of accrued interest of approximately $10,300.

Options For Services

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

Advisory Services

In April 2003, prior to Robert Moreyra’s appointment to the Company’s board of directors, Atlantic American Capital Advisors, LLC (“AACA”), a company of which Mr. Moreyra is Senior Managing Director, received compensation from the Company in the amount of $12,500 for certain services performed for the Company in connection with the Company’s negotiations with its creditors. The Company has no ongoing arrangements with AACA and does not intend to make any further payments to AACA.

Optel Capital LLC

From February 2003 through September 17, 2004, we borrowed approximately $27.0 million from Optel and its affiliates. In September 2004, we restructured this debt and issued Optel a secured convertible promissory note having the following terms:

•	Interest Rate of 10% per annum;

•	Accrued interest of approximately $2.0 million outstanding as of September 16, 2004, plus any interest that accrues on such $2.0 million in accrued interest and any interest that accrues on such $27.0 million in outstanding principal, is payable on demand at any time after September 16, 2005;

•	Any interest that accrues after September 16, 2005, along with the principal balance of $27.0 million is payable on demand at any time after December 31, 2005; and

•	Secured by a first priority security interest in substantially all of the assets of the Company.

From September 30, 2004, through December 31, 2004, we borrowed approximately an additional $4.4 million from Optel pursuant to the Short-Term Notes. As of December 31, 2004, the outstanding principal owed to Optel was approximately $31.4 million plus accrued interest thereon of approximately $2.9 million. Since January 1, 2005 we borrowed an additional $5.8 million from Optel pursuant to the Short Term Notes. The Short-Term Notes have the following terms:

•	Interest Rate of 10% per annum;

•	Approximately $4.4 million plus accrued interest is currently payable on demand;

•	$2.6 million plus accrued interest thereon is payable on demand at any time after March 30, 2005;

•	$3.2 million plus accrued interest thereon is payable on demand at any time after May 31, 2005; and

•	Secured by a first priority security interest in substantially all of the assets of the Company.

On January 8, 2005, Optel notified us that it was not demanding payment of the approximately $4.4 million that was then and is currently payable upon demand by Optel, but that it reserved its right to do so in the future.

On February 10, 2005, at a special meeting of our stockholders, the conversion feature of the Secured Convertible Promissory Note was approved by our stockholders. Accordingly, all or any portion of such debt is convertible into our common stock at the option of Optel at any time. The conversion price is based upon the volume-weighted average trading price of our common stock during the five-day period preceding the date of any conversion. On March 11, 2005, we issued 981,258 shares of common stock to Optel in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note. Further conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of our other stockholders, and give Optel and Dr. Zwan even greater control over the Company.

We have entered into preliminary discussions with Optel to restructure the Short-Term Notes, by extending the maturity date of such debt, to arrange for additional short-term working capital and to obtain additional financing through guarantees and letters of credit to secure vendor obligations.

On August 23, 2004, Optel entered into a guarantee agreement with Jabil Circuit, Inc., or Jabil, pursuant to which Optel guaranteed certain obligations of the Company owing to Jabil relating to purchase orders for production material issued by the Company to Jabil after June 30, 2004. Optel’s maximum obligation under the guarantee agreement is $1.88 million. Prior to the completion of the guarantee agreement, the Company was required to prepay Jabil for all orders of production material. With the guarantee agreement in place, the Company is now able to pay for production material purchased from Jabil upon receipt of that material.

On December 2, 2004, Optel established an irrevocable standby letter of credit in the amount of approximately $1.4 million on our behalf and naming Lightwave Drive LLC, our landlord, as beneficiary. The LC expires December 6, 2005. The letter of credit replaces a previous letter of credit in the same amount, previously issued by us which had expired. The expired letter of credit had been secured by a restricted cash deposit of $1.4 million. With the letter of credit issued by Optel, we have been able to utilize the $1.4 million cash deposit for working capital purposes.

On March 15, 2005, Optel established an irrevocable letter of credit in the amount of $6.0 million on our behalf and naming MC Test Service, Inc. as beneficiary. MC Test Service, Inc. provides outsourced manufacturing services to us. With the letter of credit in place, MC Test Service, Inc. has extended to us regular payment terms to pay for purchased production material. The letter of credit expires on December 30, 2005.

14. COMMON STOCK AND STOCK OPTIONS

Stock Option Plans

The Company’s 1996 Stock Option Plan (the “1996 Option Plan”) became effective on March 5, 1996. A reserve of 5,000,000 shares of the Company’s Common Stock was established for issuance under the 1996 Option Plan. The stockholders of the Company approved the 2001 Stock Option Plan (the “2001 Option Plan”) at a special meeting held February 27, 2001. Under the 2001 Option Plan, 3,000,000 shares, plus (i) the number of shares available for grant under the 1996 Option Plan and (ii) the number of shares subject to options outstanding under the 1996 Option Plan to the extent that such options expire or terminate for any reason prior to exercise in full, were reserved for issuance (with the sum of (i) and (ii) not to exceed 2,735,872 shares). The 2001 Option Plan superseded the 1996 Option Plan with respect to future grants.

On May 20, 2002, the stockholders of the Company approved an amendment to the 2001 Option Plan, increasing the number of shares of Common Stock authorized for issuance thereunder by an additional 3,000,000 shares.

On February 10, 2005, the stockholders of the Company approved an amendment to the 2001 Option Plan, increasing the number of shares of Common Stock authorized for issuance thereunder by an additional 5,000,000 shares. The stockholders also approved amendments to the 2001 Option Plan to increase the aggregate number of shares that can be granted to an individual in a single fiscal year by 500,000 to 750,000, and to modify the circumstances in which vesting of certain options granted under such plan may be accelerated. (See Note 19 – Subsequent Events)

Generally, options issued vest in one-third annual increments or quarterly over a three-year period, with the exception of certain option agreements that provide for various vesting schedules throughout the same three-year vesting period or options allowing vesting acceleration based on certain performance milestones. Where performance milestones are not met, the options will generally vest ratably over a five-and-one-half-year period. Option agreements generally expire six years from date of issue if not exercised. Unvested options are generally forfeited upon termination of employment with the Company. Generally, vested shares must be exercised within sixty days of termination or be forfeited. Total shares exercisable were 3,121,959 and 1,909,322 as of December 31, 2004, and December 31, 2003, respectively.

Transactions related to the 2001 and 1996 Option Plans are summarized as follows:

	Shares	Weighted Average Option Price
Outstanding at 1/1/02	3,126,201	$26.66
Granted	6,305,700	$1.73
Exercised	(78,566)	$2.83
Forfeited	(1,545,482)	$18.62

Outstanding at 12/31/02	7,807,853	$8.32
Granted	410,385	$1.83
Exercised	(109,881)	$1.20
Forfeited	(4,125,872)	$6.29

Outstanding at 12/31/03	3,982,485	$9.30
Granted	4,891,000	$1.87
Exercised	(64,982)	$1.29
Forfeited	(1,153,983)	$6.62

Outstanding at 12/31/04	7,654,520	$5.04

The following table summarizes information about stock options outstanding at December 31, 2004:

Range of Exercise Price	Number Outstanding At December 31, 2004	Outstanding Weighted Average Remaining Life	Outstanding Weighted Average Exercise Price	Number Exercisable At December 31, 2004	Exercisable Weighted Average Exercise Price
$ 0.7800 - $ 1.4200	3,362,101	4.63	$1.224	1,368,549	$1.357
$ 1.5100 - $ 5.8750	3,467,431	4.95	$2.307	1,049,422	$2.490
$ 6.8100 - $ 9.2200	243,737	2.41	$6.869	193,737	$6.884
$ 9.7600 - $ 21.0625	205,000	2.35	$18.883	150,000	$18.837
$22.1000 - $ 27.7500	175,850	2.16	$27.723	159,850	$27.720
$45.5000 - $113.8125	200,401	1.51	$80.143	200,401	$80.143

	7,654,520			3,121,959

The pro forma amounts presented in Note 1 – “Summary of Significant Accounting Policies”, were determined using the Black-Scholes valuation model with the following key assumptions: (i) a discount rate of 4.0%, 2.44% and 3.20%, for the years ending December 31, 2004, 2003 and 2002, respectively; (ii) a volatility factor based upon averaging the week ending price for Digital Lightwave and comparable public companies for periods matching the terms of the options granted; (iii) an average expected option life of 4.00 years for all three years; and (iv) no payment of dividends.

Employee Stock Purchase Plan

The Company’s 1997 Employee Stock Purchase Plan provides employees with the opportunity to purchase shares of the Company’s Common Stock. An aggregate of 300,000 shares of the Company’s Common Stock were reserved for issuance under the Plan. On May 20, 2002 the shareholders of the Company approved an amendment to the Employee Stock Purchase Plan that increased the number of shares of Common Stock authorized for issuance there under by an additional 300,000 shares. At December 31, 2004 a total of 375,970 shares had been purchased by employees participating in the plan at a weighted-average price per share of $4.86.

15. DEFINED CONTRIBUTION PLAN

The Company offers a defined contribution plan that qualifies under IRC section 401(k). All full-time employees are eligible to participate in the plan after three months of service with the Company. Employees may contribute up to 15% of their salary to the plan, subject to certain Internal Revenue Service limitations. The Company matches the first 6% of such voluntary contributions at 50% of the amount contributed by the employee. The Company has not made unmatched contributions. For the years ended December 31, 2004, 2003 and 2002, total company contributions to the plan were approximately $96,000, $127,000, and $174,000, respectively.

16. RESTRUCTURING

During fiscal years 2002 and 2003, the board of directors approved a number of business restructuring and cost reductions activities in response to the downturn in the economy and specifically, the telecommunications industry. These activities included multiple reductions in the work force and the closing of the Company’s sales offices in Brazil, Singapore, India and Australia. The Company recorded net restructuring charges of $700,000 and $1.6 million in the fiscal years ending December 31, 2003, and December 31, 2002, respectively. At December 31, 2004, all outstanding liabilities relating to these restructuring efforts have been fully satisfied.

Activity associated with the restructuring charges for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Severance	Legal and Other	Lease Payments	Total
	(in thousands)
January 1, 2002	$79	$87	$118	$284
Additions	1,466	180	—	1,646
Payments	(1,203)	(115)	(118)	(1,436)

December 31, 2002	342	152	—	494
Additions	1,334	53	—	1,387
Payments	(1,661)	(200)	—	(1,861)

December 31, 2003	15	5	—	20
Additions	—	—	—	—
Payments	(15)	(5)	—	(20)

December 31, 2004	$—	$—	$—	$—

17. LEGAL PROCEEDINGS

As of the date of this report, the Company is not aware of any pending litigation, claims or assessments that would have a material adverse effect on the Company’s business, financial condition and results of operations. The following is a summary of litigation, claims or assessments that were settled or otherwise resolved during the years ending December 31, 2002, 2003 and 2004.

CIT Technologies Corporation

As described below, litigation between CIT Technologies Corporation (“CIT”) and the Company has been dismissed.

On June 8, 2004, the Company entered into a settlement agreement (the “Mediation Settlement Agreement”) with CIT, which resolved and settled certain disputes between the Company and CIT. Under the Mediation Settlement Agreement, and in full satisfaction of all claims by CIT against the Company, CIT received $5.2 million in cash, 2,500,000 shares of common stock of the Company and certain equipment subject to the original lease agreements between the Company and CIT. Further, CIT dismissed the lawsuit it filed in April 2003.

In April 2003, CIT, which had been the Company’s largest unsecured creditor, filed a compliant against the Company in the Circuit Court of the Sixth Judicial Circuit for Pinellas County, Florida, in connection with the non-payment of monies due for equipment provided under various lease agreements between CIT and the Company. The Company returned to CIT approximately 80% of the units under lease. The Mediation Settlement Agreement satisfied any requirement to return any other equipment to CIT. The complaint sought, among other things, damages in excess of $15.6 million as well as the return of all leased equipment.

As a result of the Mediation Settlement Agreement, the Company realized a gain of $3.7 million from debt forgiveness. This gain was contingent upon the timing of certain events that took place during the third quarter of 2004. Accordingly, at June 30, 2004, the Company reported in the balance sheet a deferred gain of $3.7 million. This gain was recognized as other income in the quarter ended September 30, 2004. At December 31, 2003, the Company’s financial statements reflected a liability of $13.6 million as an accrued litigation charge relating to this dispute.

Jabil Circuit, Inc.

As described below, litigation between Jabil Circuit, Inc. (“Jabil”) and the Company has been dismissed.

On May 11, 2004, Jabil and the Company entered into a settlement agreement (the “Settlement Agreement”), which resolved and settled certain and all previous disputes between Jabil and the Company. Pursuant to the Settlement Agreement, the Company executed promissory notes (the “Jabil Notes”) totaling approximately $5.2 million in favor of Jabil for unpaid accounts, notes and certain inventory for which the Company had not paid. Further, the Company also placed additional purchase orders with Jabil approximating $1.1 million and made cash payments to Jabil approximating $1.4 million in conjunction with new purchase orders and as initial payments under the Jabil Notes. Under the Settlement Agreement, the Company and Jabil agreed to dismiss the two lawsuits filed by Jabil in 2003, and Jabil agreed to continue to provide manufacturing services to the Company through December 31, 2004.

On October 7, 2003, Jabil filed two complaints in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida, for certain unpaid accounts receivable and inventory for which the Company had not paid of approximately $5.6 million. Prior to filing the complaints, in March 2003, Jabil commenced an arbitration proceeding against the Company and sought damages in excess of $6.8 million related to non-payment by the Company for amounts due under a manufacturing services agreement and costs originating as a result of the termination of that agreement due to non-payment. On December 5, 2003, the Company entered into a manufacturing services letter agreement with Jabil for certain manufacturing services, at which time the Company wrote off approximately $4.0 million in inventory claims for inventory held at Jabil.

Jabil continues to provide manufacturing services to the Company while Jabil and the Company discuss the renewal of a manufacturing services agreement. The manufacturing services letter agreement with Jabil expired on December 30, 2003, and pursuant to the Settlement Agreement the term of such letter agreement was extended through December 31, 2004. Effective as of January 31, 2005, the Company entered into a letter agreement with MC Test Service, Inc. to also provide outsourced manufacturing services.

During 2004, the Company made scheduled principal payments under the Jabil Notes, including the initial payments, of approximately $1.8 million. The Jabil Notes mature on December 31, 2005, and bear interest at a rate of 6% per annum. As of December 31, 2004, the aggregate principal amount outstanding under the Jabil Notes was approximately $3.4 million and is reported in the balance sheet as current liabilities, notes payable. Accrued and unpaid interest approximated $150,000 at the end of fiscal year 2004.

On August 23, 2004, Optel Capital LLC (“Optel”), an entity controlled by the Company’s majority stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, and Jabil entered into an agreement whereby Optel agreed to financially guarantee purchase commitments made by the Company to Jabil up to an amount not to exceed $1.88 million. As a result of the Optel guarantee, the Company is required to pay for new orders upon delivery of material by Jabil. Previously, and under the terms of the Settlement Agreement, the Company was required to prepay any non-cancelable portion of new inventory purchased by Jabil based on purchase orders issued by the Company for all purchase orders dated prior to January 1, 2005.

Seth P. Joseph

As described below, the disputes between Seth P. Joseph, a former officer and director of the Company, and the Company have been resolved.

On November 23, 1999, Mr. Joseph commenced arbitration proceedings against the Company alleging breach of his employment agreement and stock option agreements, violation of the Florida Whistleblower statute, and breach of an indemnification agreement and the Company’s bylaws. The Company filed an answer denying Mr. Joseph’s allegations and alleged multiple affirmative defenses and counterclaims seeking repayment of loans of $113,000 plus interest. The court subsequently dismissed without prejudice all of Mr. Joseph’s claims other than his claim under the Whistleblower Statute.

In October 2001, following the conclusion of the arbitration hearing on Mr. Joseph’s Whistleblower claim, Mr. Joseph sought an award of $4.8 million plus attorneys’ fees, costs and interest thereon. In November 2001, the arbitrator issued an award to Mr. Joseph of $3.7 million, and in December 2001 issued a corrected award of $3.9 million, plus attorneys’ fees and costs. In July 2002, the arbitrator issued an award to Mr. Joseph of $750,000 for attorneys’ fees and costs plus interest.

In December 2001, the Company filed a petition to vacate or modify the arbitration award in the Circuit Court of the Sixth Judicial Circuit for Pinellas County, Florida. Subsequently, Mr. Joseph filed a cross-motion to confirm the arbitration award. In March 2002, the Court denied the Company’s petition to vacate the arbitration award, granted Mr. Joseph’s cross-motion to confirm the award, and entered a judgment in favor of Mr. Joseph in the amount of $4.0 million including interest (the “Final Judgment”). The Company appealed the decision and judgment of the Circuit Court.

In April 4, 2002 the Company posted a civil supersedes bond in the amount of $4.8 million, issued by Fidelity and Deposit Company of Maryland, n/k/a Zurich American Insurance Company (“Fidelity”), which represented the amount of the judgment plus two times the estimated interest, to secure a stay of enforcement of the Circuit Court judgment pending the Company’s appeal. In January 2003, the Company paid approximately $1.0 million into an escrow account for Mr. Joseph’s legal fees and interest on the balance recorded by the Company in 2002.

On April 23, 2003, the appellate court affirmed the decision and judgment of the Circuit Court, which was not appealed further by the Company. In May 2003, following the appellate court’s decision, Mr. Joseph and the Company agreed to the release of the $1.0 million escrowed funds, of which Mr. Joseph received $882,000 and the Company received the balance. Further, the Company was required to pay the amount of the Final Judgment on May 9, 2003. The Company was unable to make this payment and, upon a motion for disbursement of bond proceeds, the Circuit Court ordered Fidelity to pay the Final Judgment, inclusive of prejudgment interest, totaling approximately $4.5 million, by June 16, 2003, plus additional interest thereafter until paid. The Circuit Court also awarded Mr. Joseph appellate attorneys’ fees and costs in the amount of $65,415 (the “Attorney’s Fees and Costs Judgment”).

On June 13, 2003, the Company and Fidelity entered into a Compromise and Settlement Agreement (the “Fidelity Settlement Agreement”). Under the terms of the agreement, and pursuant to a payment schedule, the Company was required to pay Fidelity 60% of the amount paid by Fidelity under the Final Judgment and the Attorneys’ Fees and Costs Judgment by the end of fiscal year 2003. On June 18, 2003, Fidelity paid the Final Judgment plus interest in the amount of $4,484,414 and on July 15, 2003, Fidelity paid the Attorneys’ Fees and Cost Judgment in the amount of $65,415.

The Company paid Fidelity approximately $2.3 million pursuant to the Fidelity Settlement Agreement. The Company was unable to make the remaining payments under the terms of the Fidelity Settlement Agreement and requested a further modification to the payment schedule. On February 20, 2004, Fidelity and the Company agreed upon final settlement arrangements whereby the Company made final cash payment of approximately $230,000 in full settlement and satisfaction of all outstanding liabilities owed by the Company under the Fidelity Settlement Agreement. The settlement agreement also contained mutual releases.

At December 31, 2003, the Company’s financial statements reflected a liability of approximately $230,000 as an accrued litigation charge. During 2003, the Company recognized a gain on the decrease of approximately $2.0 million in the liability as a result of the Fidelity Settlement Agreement.

Other Employee Matters

As described below, the disputes between certain former employees and the Company have been resolved.

During fiscal year 2004, the Company entered into settlement agreements with two former officers, George Matz and Dr. Glenn Dunlap. The settlements related to outstanding obligations for previously negotiated severance agreements approximating $155,000 and $32,000 for Mr. Matz and Dr. Dunlap, respectively.

On April 30, 2004, Mr. Matz and the Company entered into a settlement agreement, pursuant to which the Company agreed to engage Mr. Matz as a consultant through March 31, 2006, for a consulting fee of $50,000, of which $15,000 was paid on May 6, 2004. The remaining $35,000 in fees is to be paid monthly on a scheduled basis through March 2006. Further, the Company granted Mr. Matz options to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.92 per share, which vest quarterly over three years. The Company also agreed to provide Mr. Matz medical insurance coverage through April 2006 at the Company’s expense. The settlement agreement also contained mutual releases.

On May 6, 2004, Dr. Dunlap and the Company entered into a settlement agreement whereby all claims and liabilities and all previous agreements between Dr. Dunlap and the Company were settled for a lump sum payment of $25,000, which was paid upon execution of the settlement agreement. Pursuant to the settlement agreement, Dr. Dunlap retained the right to exercise an option to purchase 66,666 shares of the Company’s common stock at an exercise price of $1.42 per share, which expired on August 16, 2004. The settlement agreement also contained mutual releases.

Lightwave Drive, LLC

In July 2003, litigation between Lightwave Drive, LLC (“Landlord”) and the Company relating to the lease between the Landlord and the Company for the Company’s headquarters located at 15550 Lightwave Drive, Clearwater, Florida 33760 (the “Leased Property”) has been dismissed. The litigation was initiated by the Landlord for unpaid rent and real estate taxes under the Lease.

As of the date of this report, the Company is current on all of its rental payment and real estate tax obligations owed in connection with the Leased Property.

Other Legal Matters

During fiscal years 2002, 2003 and 2004, the Company was engaged in a number of other less significant legal actions and disputes, all of which have been resolved or dismissed. These disputes were brought about as result of the significant economic downturn which occurred during that period and the corresponding decline in the Company’s business and the constraints on the Company’s working capital. The majority of these disputes resulted from vendor actions over nonpayment by the Company for goods and services provided to the Company during that period. Payments during fiscal year 2004 in settlement of vendor disputes approximated $371,000 and $210,000 to Arrow Electronics Inc. and Plaut Sigma Solutions, Inc., respectively. In fiscal year 2003, the Company paid settlements approximating $240,000 and $22,600 to Micron Optics, Inc. and Insight Electronics, LLC, respectively. In December 2003, the Company agreed to release $1.0 million in previously escrowed funds to Tektronix, Inc. in connection with a certain Asset Purchase Agreement dated October 31, 2002, between the two companies. The Company also made a cash payment to Tektronix, Inc. in 2004 in the amount of $100,000 as part of their mutually agreed to settlement.

Other

The Company from time to time may be involved in various other lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations.

18. QUARTERLY OPERATING RESULTS (UNAUDITED)

The following table presents unaudited quarterly operating results for each of the last eight quarters. This information has been prepared by the Company on a basis consistent with the Company’s consolidated financial statements and includes all adjustments, consisting only of normal recurring accruals in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future operating results.

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except share and per-share data)
Net sales (1)	$4,392	$5,797	$2,492	$1,058
Gross profit (loss) (2)	2,140	3,244	1,569	(804)
Operating loss	(2,087)	(1,596)	(4,952)	(5,808)
Net loss	(2,466)	(1,663)	(2,090)	(6,659)
Basic loss per share (3)	$(0.08)	$(0.05)	$(0.06)	$(0.19)
Diluted loss per share (3)	$(0.08)	$(0.05)	$(0.06)	$(0.19)
Weighted average shares outstanding	31,609,216	32,278,334	34,169,531	34,180,864
Weighted average shares and equivalents outstanding	31,609,216	32,278,334	34,169,531	34,180,864

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except share and per-share data)
Net sales	$1,616	$1,673	$2,583	$1,642
Gross profit (loss) (2)	335	(3,017)	952	(3,972)
Operating loss	(12,592)	(9,525)	(4,468)	(8,006)
Net loss	(13,207)	(10,097)	(4,720)	(4,392)
Basic loss per share (3)	$(0.42)	$(0.32)	$(0.15)	$(0.14)
Diluted loss per share (3)	$(0.42)	$(0.32)	$(0.15)	$(0.14)
Weighted average shares outstanding	31,427,606	31,469,415	31,527,149	31,591,890
Weighted average shares and equivalents outstanding	31,427,606	31,469,415	31,527,149	31,591,890

(1)	During the fourth quarter of the year ended December 31, 2004, the Company recorded a reduction in net sales resulting from product returns of approximately $2.0 million.

(2)	During the fourth quarter of the year ended December 31, 2004, and 2003, the Company recorded charges of approximately $1.3 million and $4.0 million for excess and obsolete inventory, respectively.

(3)	Earnings per share were calculated for each three-month periods on a stand-alone basis. Earnings per share for each of the quarters ended from March 31, 2003 through December 31, 2004 do not include the impact of common stock equivalents as inclusion would be anti-dilutive.

The Company’s sales and operating results may fluctuate from quarter-to-quarter and from year-to-year due to the following factors: (i) the ability to obtain funding for working capital needs to allow the Company to procure inventory in sufficient supplies to meet customer demand (ii) announced capital expenditure cutbacks by customers within the telecommunications industry, (iii) limited number of major customers, (iv) the product mix, volume, timing and number of orders received from customers, (v) the long sales cycle for obtaining new orders, (vi) the timing of introduction and market acceptance of new products, (vii) success in developing, introducing and shipping product enhancements and new products, (viii) pricing changes by our competitors, (ix) the ability to enter into long term agreements or blanket purchase orders with customers, (x) the ability to obtain sufficient supplies of sole or limited source components for products, (xi) the ability to attain and maintain production volumes and quality levels for current and future products, and (xii) changes in costs of materials, labor and overhead. Any unfavorable changes in these or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company does not anticipate that its backlog at the beginning of each quarter will be sufficient to achieve expected revenue for that quarter. To achieve its revenue objectives, the Company expects that it will have to obtain orders during a quarter for shipment in that quarter. During 2002 and 2003, the industry experienced a continued economic downturn that was brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers.

19. SUBSEQUENT EVENTS

Annual Stockholders Meeting

On January 14, 2005, the Company held an Annual Meeting of Stockholders for the fiscal year ending December 31, 2003, at the principal offices of the Company. The Annual Meeting was held to consider the following important proposals:

1.	To elect five directors of the Company to hold office until the 2005 Annual Meeting of Stockholders or until their respective successors are duly elected and qualified;

2.	To ratify the appointment of Grant Thornton LLP as the independent auditors of the Company for fiscal year 2004; and

3.	To transact such other business as may properly come before the Meeting or any adjournment or postponement of the Meeting.

Pursuant to the Notice Annual Meeting of Stockholders filed in conjunction with the Definitive Proxy Statement on December 17, 2004, the inspector of elections determined that the shares represented at the meeting in person and by proxy constituted a quorum. The inspector of elections tabulated and certified the vote by stockholders. Based on such certified vote, each of the proposals was approved. The elected directors are Dr. Bryan J. Zwan, chairman, Peter H. Collins, Gerald A. Fallon, Robert F. Hussey and Robert Moreyra.

No other business was brought before the Annual Meeting.

Special Meeting of Stockholders

On February 10, 2005, the Company held a Special Meeting of Stockholders at the principal offices of the Company. The Special Meeting was held to consider the following important proposals:

1.	To approve amendments to the Company’s 2001 Stock Option Plan to:

A.	increase by 5,000,000 the total number of shares of Common Stock available for issuance under such plan;

B.	modify the circumstances in which vesting of certain options granted under such plan may be accelerated; and

C.	increase by 500,000, to 750,000, the aggregate number shares of Common Stock for which options may be granted to a single participant per fiscal year under such plan.

2.	To approve the conversion feature of the debt held by Optel Capital, LLC and the issuance of Common Stock upon the possible conversion of such debt;

3.	To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, increasing the number of authorized shares of Common Stock of the Company to 300,000,000;

4.	To transact such other business as may properly come before the Meeting or any adjournment or postponement of the Meeting.

Pursuant to the Notice of Special Meeting of Stockholders filed in conjunction with the Definitive Proxy Statement on January 4, 2005, the inspector of elections determined that the shares represented at the meeting in person and by proxy constituted a quorum. The inspector of elections tabulated and certified the vote by stockholders. Based on such certified vote, each of the proposals was approved.

Transition of Chief Executive Officer

On February 15, 2005, James R. Green resigned as the Company’s President and Chief Executive Officer. On that date, the board of directors of the Company appointed Robert F. Hussey as the Company’s Interim President and Chief Executive Officer. Mr. Hussey, a long time member of the Company’s Board of Directors, joined the Board in August 2000. He will continue as a director and as a member of the Executive Committee of the Board.

In connection with Mr. Green’s resignation, the Company and Mr. Green entered into a severance agreement pursuant to which, among other things, the Company agreed to release Mr. Green from certain indebtedness of approximately $374,000 owed by Mr. Green to the Company, to provide Mr. Green with health care coverage for a limited period of time, and to extend the period of time during which Mr. Green may exercise certain stock options held by him. The severance agreement also contains non-disclosure, non-solicitation, and non-competition covenants in favor of the Company.

Related Party Financing

As of December 31, 2004, the outstanding balance owed to Optel Capital, LLC (“Optel”), an entity controlled by our largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, was approximately $31.4 million, exclusive of accrued interest of approximately $2.9 million. In addition Optel has issued an irrevocable letter of credit, has entered into guarantees on our behalf and has provided additional financing since December 31, 2004. (See Note 13 – Related Party Transactions)

20. NON-CASH TRANSACTIONS

During the year ended December 31, 2004, the Company completed litigation settlements representing $14.2 million of accrued litigation liabilities reported at December 31, 2003. In connection with the CIT Technologies Corporation (“CIT”) settlement in fiscal year 2004, the Company paid $5.2 million in cash and recognized non-cash other income of $3.7 million and an increase of $4.7 million to additional paid-in capital related to the issuance of 2,500,000 shares of common stock to CIT. The Company paid approximately $400,000 in cash related to certain other litigation settlements. During fiscal year 2003, as a result of the litigation with CIT, the Company returned leased equipment with a net book value of approximately $735,000.

Further, the Jabil settlement, also completed during the year ended December 31, 2004, resulted in a reduction of approximately $276,000 in accounts payable and accrued expenses and a net increase of approximately $69,000 to notes payable. During fiscal year 2004, the settlement completed with Jabil resulted in a $1.1 million increase to prepaid assets for future inventory purchases, a reduction of $4.5 million in accounts payable, and a $5.6 million increase in notes payable. As a result of the Manufacturing Services Agreement entered into with Jabil on December 5, 2003, approximately $4.0 million of prepaid assets were written off in the fourth quarter of 2003.

In 2003, accounts receivable totaling approximately $1.6 million were decreased with the return of approximately $900,000 of inventory with the remaining approximately $678,000 taken against the reserve for bad debts and the reserve for sales returns and allowances.

DIGITAL LIGHTWAVE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
	Balance at Beginning Of Period	Additions		Deductions		Balance at End of Period
Description		(1) Charged to Costs and Expenses	(2) Charged to Other Accounts
Year 2004
Reserve for uncollectible accounts	531	98	—	(61	)(a)	690
Reserve for excess and obsolete inventory	14,555	1,315	—	(379	)(b)	16,249
Year 2003
Reserve for uncollectible accounts	2,394	(444)	—	1,419	(a)	531
Reserve for excess and obsolete inventory	10,938	4,022	—	405	(b)	14,555
Year 2002
Reserve for uncollectible accounts	5,900	1,154	—	4,660	(a)	2,394
Reserve for excess and obsolete inventory	3,833	12,964	—	5,859	(b)	10,938

(a)	Amounts written off as uncollectible, payments or recoveries.

(b)	Amounts written off upon disposal or return of inventory.

Exhibit Index

Exhibit No.	Ref.		Description

10.3	+	-	L.P. Lease Agreement, dated January 9, 1998, between the Company and Orix Hogan-Burt Pinellas Venture.

10.4	+	-	First Lease Amendment, dated February 18, 1998, between the Company and Orix Hogan-Burt Pinellas Venture.

23.1	+	-	Consent of Grant Thornton LLP.

24.1	+	-	Power of Attorney (included as part of signature page)

31.1	+	-	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	-	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	-	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed with this report.