Form 10-Q
period 2005-03-31
DIGITAL LIGHTWAVE INC
filed 2005-05-13
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005, or

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

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

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

The number of shares outstanding of the Registrant’s Common Stock as of May 9, 2005, was 35,178,551.

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2005

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$373	$809
Accounts receivable, less allowance of $145 and $564 in 2005 and 2004, respectively	1,371	2,069
Notes receivable	—	366
Inventories, net	6,362	5,488
Prepaid expenses and other current assets	1,520	783

Total current assets	9,626	9,515
Property and equipment, net	2,813	2,690
Other assets, net	277	349

Total assets	$12,716	$12,554

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$6,209	$6,289
Notes payable to related party	37,235	31,435
Notes payable	3,504	3,711

Total current liabilities	46,948	41,435
Other long-term liabilities	324	265

Total liabilities	47,272	41,700

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 300,000,000 shares; issued and outstanding 35,178,551 and 34,183,3204 shares in 2005 and 2004, respectively	4	3
Additional paid-in capital	87,145	86,133
Accumulated deficit	(121,705)	(115,282)

Total stockholders’ equity (deficit)	(34,556)	(29,146)

Total liabilities and stockholders’ equity (deficit)	$12,716	$12,554

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Three Months Ended March 31,
	2005	2004
Net sales	$2,865	$4,392
Cost of goods sold	1,571	2,252

Gross profit	1,294	2,140

Operating expenses:
Engineering and development	2,575	1,511
Sales and marketing	2,670	1,775
General and administrative	1,626	901
Restructuring charges	—	40

Total operating expenses	6,871	4,227

Operating loss	(5,577)	(2,087)
Other expense, net	(846)	(379)

Loss before income taxes	(6,423)	(2,466)
Benefit from income taxes	—	—

Net loss	$(6,423)	$(2,466)

Per share of common stock:
Basic net loss per share	$(0.19)	$(0.08)

Diluted net loss per share	$(0.19)	$(0.08)

Weighted average common shares outstanding	34,419,148	31,609,216

Weighted average common and common equivalent shares outstanding	34,419,148	31,609,216

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(6,423)	$(2,466)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	423	619
Provision for uncollectible accounts	—	33
Provision for excess and obsolete inventory	(125)	—
Compensation expense for stock option grants	12	—
Gain on settlement of debt and accrued litigation	(53)	(29)
Loss on forgiveness of debt	374	—
Loss (gain) on disposal of property	2	(77)
Restructuring charges	—	40
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	698	(1,364)
(Increase) decrease in inventories	(1,050)	1,351
(Increase) decrease in prepaid expenses and other assets	(743)	(747)
Increase (decrease) in accounts payable and accrued expenses	979	579
Increase (decrease) in accrued litigation charge	—	(602)

Net cash used in operating activities	(5,906)	(2,663)

Cash flows from investing activities:
Purchases of property and equipment	(176)	(6)
Decrease in restricted cash and cash equivalents	—	602

Net cash (used) provided by investing activities	(176)	596

Cash flows from financing activities:
Proceeds from notes payable - related party	5,800	1,965
Principal payments on notes payable - other	(154)	—
Proceeds from sale of common stock, net of expense	—	48

Net cash provided by financing activities	5,646	2,013

Net decrease in cash and cash equivalents	(436)	(54)
Cash and cash equivalents at beginning of period	809	312

Cash and cash equivalents at end of period	$373	$258

Non-cash Transaction
See Note 7 - Non-Cash Transactions

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Digital Lightwave, Inc. provides the global fiber-optic communications industry with products and technology used to develop, install, maintain, monitor and manage fiber-optic communication networks. Telecommunications service providers, owners of private networks (utilities, government and large enterprises) and equipment manufacturers deploy Digital Lightwave, Inc. products to provide quality assurance and ensure optimum performance of advanced optical communications networks and network equipment. Digital Lightwave, Inc. products are sold worldwide to telecommunications service providers, owners of private networks (utilities, government and large enterprises), telecommunications equipment manufacturers, equipment leasing companies and international distributors. The Company’s wholly-owned subsidiaries are Digital Lightwave (UK) Limited (“DLL”), Digital Lightwave Asia Pacific Pty, Ltd. (“DLAP”), and Digital Lightwave Latino Americana Ltda. (“DLLA”). DLL, DLAP, and DLLA previously provided international sales support, but are currently inactive. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company,” “Digital Lightwave,” “us,” “we,” “our,” etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave’s Annual Report on Form 10-K for the year ended December 31, 2004.

Operational Matters

The Company continues to have insufficient short-term resources for the payment of its current liabilities. During the first three months of 2005, the Company addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. The Company has used the financing provided by Optel to fund (i) the satisfaction of substantially all of its outstanding debt and liabilities owed to creditors other than Optel, and (ii) the Company’s short-term working capital needs.

As of May 9, 2005, we owed Optel approximately $38.2 million in principal plus accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum. The maturity dates and corresponding payment schedules related to these obligations are as follows:

•	Secured Convertible Promissory Note. Pursuant to that certain secured convertible promissory note, dated as of September 16, 2004, the Company borrowed $27.0 million from Optel on the following terms (the “Secured Convertible Promissory Note”):

•	Approximately $2.0 million of accrued and unpaid interest as of September 16, 2004, plus any interest that accrues on such $2.0 million in accrued and unpaid interest and any interest that accrues on $27.0 million in outstanding principal is due and payable on demand at any time after September 16, 2005;

•	Interest that accrues from September 17, 2005, to December 31, 2005, due and payable on demand at any time after December 31, 2005; and

•	$27.0 million of principal due and payable on demand at any time after December 31, 2005.

•	Short-Term Notes. Pursuant to those several short-term secured promissory notes issued by the Company to Optel since September 30, 2004, the Company borrowed an additional $11.2 million from Optel on the following terms (the “Short-Term Notes”):

•	Approximately $7.0 million plus accrued interest currently payable on demand; and

•	$4.2 million plus accrued interest payable on demand at any time after May 31, 2005.

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

All of the foregoing transactions with Optel were approved by the Company’s board of directors, upon the recommendation of a special committee of the board. The special committee is composed solely of independent directors.

On March 11, 2005, we issued 981,258 shares of common stock to Optel in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note. As of May 9, 2005, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $29.7 million, and the Applicable Conversion Price was approximately $0.417. Accordingly, on May 9, 2005, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 71,112,695 shares of common stock. Further conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of our other stockholders and give Optel and Dr. Zwan even greater control over the Company.

On August 23, 2004, Optel entered into a guarantee agreement (the “Guarantee Agreement”) with Jabil Circuit, Inc. (“Jabil”), pursuant to which Optel guaranteed certain obligations of the Company owing to Jabil relating to purchase orders for production material issued by the Company to Jabil after June 30, 2004. Optel’s maximum obligation under the Guarantee Agreement is $1.88 million. Prior to the completion of the Guarantee Agreement, the Company was required to prepay Jabil for all orders of production material. With the Guarantee Agreement in place, the Company is now able to pay for production material purchased from Jabil upon receipt of that material.

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

The Company’s ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on its ability to obtain additional financing from funding sources which may include, but may not be limited to, Optel. If the Company is not able to obtain additional financing, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term. Optel currently is and continues to be the principal source of financing for the Company. Further, the Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company.

The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable or that it will continue as a going concern. As a result, our independent registered public accounting firm has included an explanatory paragraph for a going concern in its report for the year ended December 31, 2004, that was included in our Annual Report on Form 10-K filed on March 30, 2005.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During fiscal years 2004 and 2003, the Company performed an impairment analysis related to the long-lived assets associated with the OTS product line. The impairment was calculated in accordance with the guidelines set forth in Financial Accounting Standards Board Statement (“FASB”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and indicated future cash flows from the Company’s OTS product line were insufficient to cover the carrying value of the long-lived assets supporting the OTS product line. During the three months ended March 31, 2005, no impairment charges were recorded as there were no events which occurred that required a measurement for impairment.

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

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Beginning balance	$546	$678
Adjustment to warranty provision	227	(72)
Cost of warranty services	(154)	(67)

Ending balance	$619	$539

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

For trade-in sales, including both Company and competitor products that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class. Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance found in Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non-monetary Transactions, and related interpretations. Revenue and cost of sales are recorded based upon the cash portion of the transaction. The remaining costs associated with the new units are assigned to the units received on trade. When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction.

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

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the three-month periods ended March 31, 2005 and 2004, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 37,283,183 and 937,292 for the three months ended March 31, 2005, and 2004, respectively. The total incremental shares from common stock equivalents at March 31, 2005, included 55,187 from outstanding stock options and 37,228,006 shares that are issuable pursuant to the conversion feature of the Secured Convertible Promissory Note held by Optel Capital, LLC. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

	Three Months Ended March 31,
	2005	2004
Basic:
Weighted average common shares outstanding	34,419,148	31,609,216
Total basic	34,419,148	31,609,216

Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	34,419,148	31,609,216

Stock Based Compensation

At March 31, 2005, the Company had two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation cost is reflected in net loss resulting from option grants made to employees as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The stock-based compensation recorded in 2005 resulted from options issued to non-employee contractors. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended March 31,
	2005	2004
	(in thousands except per share)
Net loss, as reported	$(6,423)	$(2,466)
Add: Stock-based non-employee compensation included in reported net loss, net of related tax effects	12	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(738)	(991)

Pro forma net loss	$(7,149)	$(3,457)

Loss per share:
Basic - as reported	$(0.19)	$(0.08)
Basic - pro forma	$(0.21)	$(0.11)

Diluted - as reported	$(0.19)	$(0.08)
Diluted - pro forma	$(0.21)	$(0.11)

During the quarter ended March 31, 2005, the Company granted options to purchase an aggregate of 482,500 shares of the Company’s common stock at a weighted average exercise price of approximately $1.05 per share. These options, which vest quarterly over three years, were granted to employees and directors under the Digital Lightwave, Inc. 2001 Stock Option Plan.

New Accounting Pronouncements

In December 2004, the FASB issued Statement on Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) Share-Based Payment (“No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model that the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions either prospectively or retrospectively beginning in the first quarter of 2006. The Company has not yet determined either the method or the impact of applying the various provisions of SFAS No. 123R.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, which is effective for inventory costs incurred by the Company beginning fiscal year 2006. The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS No. 151 will have a significant effect on its financial statements.

In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of SFAS No. 153 will have a significant effect on its financial statements.

2. INVENTORIES

Inventories are summarized as follows:

	March 31, 2005	December 31, 2004
	(In thousands)
Raw materials	$4,135	$3,036
Work-in-process	—	—
Finished goods	2,227	2,452

	$6,362	$5,488

In December 2001, the Company signed a manufacturing service agreement with Jabil, a leading provider of technology manufacturing services with a customer base of industry-leading companies. Under the terms of the agreement, Jabil purchased the Company’s existing inventory to fulfill orders until the Company’s inventory was depleted to safety stock levels. Under the terms of the agreement, Jabil served as the Company’s primary contract manufacturer for the Company’s circuit board and product assembly and provided engineering design services.

On May 11, 2004, the Company and Jabil entered into a settlement agreement to resolve and settle certain disputes between the Company and Jabil, and Jabil agreed to continue to provide manufacturing services to the Company. As previously reported, on February 27, 2003, Jabil terminated the manufacturing services agreement and on March 19, 2003, commenced an arbitration proceeding against the Company seeking damages in excess of $6.8 million. On December 5, 2003, the Company entered into a manufacturing services letter agreement with Jabil specifying the terms under which Jabil would provide the Company with certain manufacturing services. The manufacturing services letter agreement expired on December 30, 2003, and the term of such letter agreement was extended through December 31, 2004. Jabil continued to provide manufacturing services during the quarter ended March 31, 2005.

Effective as of January 31, 2005, the Company entered into an agreement with MC Test Service, Inc. (“MC”) to also provide outsourced manufacturing services. On March 15, 2005, Optel established an irrevocable letter of credit in the amount of $6.0 million on behalf of the Company and naming MC as beneficiary.

The Company has established reserves for excess and obsolete inventory based upon current and expected sales trends, the amount of parts on-hand, the market value of parts on-hand and the viability and technical obsolescence of products and components.

3. LEGAL PROCEEDINGS

The Company from time to time may be involved in various lawsuits and actions by third parties arising in the ordinary course of business. As of the date of this report, the Company is not aware of any pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations.

4. COMMITMENTS

At March 31, 2005, the Company had non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $1.5 million, with approximately $1.0 million of those purchase order commitments placed with MC Test Service, Inc. and approximately $469,000 placed with Jabil in conjunction with contract manufacturing services.

5. REVOLVING CREDIT FACILITY

In April 2002, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Wachovia Bank (the “Bank”). The terms of the Agreement provided the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company’s cash and cash equivalents and short-term investments. The advance rate varied between 80% and 95% and was dependent upon the composition and maturity of the available collateral. An availability fee of 0.10% per annum was payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement had an initial term of three years. The Agreement could have been terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank had the right to terminate the Agreement at any time, without notice upon or after the occurrence of an event of default. As of March 31, 2005, and March 31, 2004, the Company had no borrowings under the Bank line of credit. The Agreement expired on April 15, 2005.

6. RELATED PARTY TRANSACTIONS

Note Receivable

On February 15, 2005, in conjunction with a severance agreement between the Company and James R. Green, the Company’s Chief Executive Officer, the Company agreed to forgive the entire amount of a note receivable from Mr. Green of approximately $374,000, including approximately $7,700 of accrued interest. Further, the Company agreed to release all collateral held as security against such note, including a second lien on Mr. Green’s residence. The costs associated with the forgiveness of the note and the severance agreement were reported as general and administrative expenses in the quarter ended March 31, 2005.

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

In April 2002, Mr. Green borrowed an additional $175,000 from the Company. The loan was combined with the previous note of $200,000 plus accrued interest of approximately $16,000 into one note with a principal balance of approximately $391,000, and was classified in notes receivable. The note bore a rate of interest of 8% per annum, was payable on demand or, if earlier, from the proceeds of any sale of Mr. Green’s stock holdings in the Company or on the date of termination of Mr. Green’s employment. The loan was collateralized by Mr. Green’s stock holdings in the Company, any future cash bonuses and a second lien on Mr. Green’s residence.

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

As described in Note 1 under the paragraph entitled “Operational Matters,” since February 2003 and through the May 9, 2005, the Company has borrowed approximately $41.3 million from Optel, an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, of which approximately $38.2 in principal and $3.1 million in accrued and unpaid interest remain outstanding.

Also as described in Note 1 under the paragraph entitled “Operational Matters,” Optel has provided additional working capital financing in the form of letters of credit totaling approximately $7.4 million, with vendors of the Company named as beneficiaries, and a guarantee of certain obligations of the Company up to approximately $1.88 million under a guarantee agreement.

7. NON-CASH TRANSACTIONS

During the three months ended March 31, 2005, Optel elected to convert a total of $1.0 million of the Secured Convertible Promissory Note into 981,258 shares of common stock of the Company, reducing accrued interest payable by $1.0 million and increasing additional paid-in capital by the same amount. The number of shares issued increased common stock by $98.00.

Further, also during the three months ended March 31, 2005, the Company forgave the notes receivable outstanding balance of $374,000 from Mr. James R. Green, the Company’s former Chief Executive Officer, as part of his severance arrangements (see Note 6 - Related Party Transactions).

During the three months ended March 31, 2005, the Company incurred deferred compensation expenses associated with stock option grants made to non-employee contractors of approximately $12,000. The Company did not incur any deferred compensation expenses associated with stock option grants during the three months ended March 31, 2004.

8. SUBSEQUENT EVENTS

As described in Note 1 under the paragraph entitled “Operational Matters,” on April 14, 2005, and April 28, 2005, the Company borrowed an additional $375,000, and $600,000, respectively, from Optel to fund its ongoing working capital needs. Each of the new loans were evidenced by separate secured promissory notes, bear a rate of interest of 10.0% per annum and are secured by a security interest in substantially all of the Company’s assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially from the results and outcomes discussed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Factors That May Affect Future Results” set forth at the end of Item 1 of Part I of our Annual Report on Form 10-K and those contained from time to time in our other filings with the SEC. We caution you that our business and financial performance are subject to substantial risks and uncertainties.

This information should be read in conjunction with (i) the consolidated condensed financial statements and notes thereto included in Item 1 of Part I of this quarterly report on Form 10-Q, and (ii) the consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, for the years ended December 31, 2004 and 2003 included in our Annual Reports on Form 10-K.

OVERVIEW

Executive Summary

The Company has insufficient short-term resources for the payment of its current liabilities. During the three months ended March 31, 2005, the Company has addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. Our ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on our ability to obtain additional financing from funding sources which may include, but may not be limited to, Optel. If the Company is not able to obtain additional financing, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term. Optel currently is and continues to be the principal source of financing for the Company. Further, the Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company.

The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable or that it will continue as a going concern.

Overview

The Company designs, develops and markets a portfolio of portable and network-based products for installing, maintaining and monitoring fiber optic circuits and networks. Network operators and telecommunications service providers use fiber optics to provide increased network bandwidth to transmit voice and other non-voice traffic such as internet, data and multimedia video transmissions. The Company provides telecommunications service providers and equipment manufacturers with product capabilities to cost-effectively deploy and manage fiber optic networks. The Company’s product lines include Network Information Computers (“NIC”), Network Access Agents (“NAA”), Optical Test Systems (“OTS”), and Optical Wavelength Managers (“OWM”). The Company’s products are sold worldwide to leading and emerging telecommunications service providers, telecommunications equipment manufacturers, equipment leasing companies and international distributors.

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

For the three months ended March 31, 2005, a single customer accounted for approximately 34% of total net sales. No other customers accounted for more than 10% of net sales.

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

On November 5, 2002 we acquired certain assets related to the OTS product line of Tektronix, Inc. Since the acquisition, we have integrated this technology into our NIC product line. The value of these assets has been substantially written off.

Critical Accounting Estimates

We believe that estimating valuation allowances and accrued liabilities are critical in that they are important to the portrayal of our financial condition and results of operations and they require difficult, subjective and complex judgments that are often the result of estimates that are inherently uncertain. Specifically, we believe the following estimates to be critical:

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

We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of March 31, 2005, was approximately $285,000.

We also estimate the collectability of our accounts receivables. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. This reserve was reduced by approximately $545,000 during the first quarter of 2005 as a result of an anticipated product return and the corresponding reversal of an account receivable that had aged beyond 120 days. Our accounts receivable balance as of March 31, 2005, was $1.4 million, net of our estimated reserve for uncollectible accounts of approximately $145,000.

We estimate the amount of excess and obsolete inventory. When evaluating the reserve for excess and obsolete inventory, we consider many factors, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $6.4 million as of March 31, 2005, net of our estimated reserve for excess and obsolete inventory of $16.1 million.

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. These events and circumstances include any decrease in the market price of a long-lived asset, changes in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize impairments when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. We could be required to take an additional impairment charge in the future should our actual cash flows be less than forecasted. As of March 31, 2005 a review of the carrying value of our long-lived assets and the probability of recovering such value indicated that no additional impairment charge was required.

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of March 31, 2005 was approximately $619,000.

We estimate the amount of liability the Company may incur as a result of pending litigation. As of March 31, 2005, the Company was not aware of any pending litigation, claims or assessments. Accordingly, there is no accrual for pending litigation at March 31, 2005.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company which occurred in the three months ended March 31, 2005, compared to the three months ended March 31, 2004. The following sets forth certain financial data as a percent of net sales:

	Percent of Net Sales for the Quarter Ended March 31,
	2005	2004
Net sales	100%	100%
Cost of goods sold	55	51

Gross profit	45	49
Operating expenses:
Engineering and development	90	34
Sales and marketing	93	40
General and administrative	57	21
Restructuring charges	—	1

Total operating expenses	240	95

Operating (loss)	(195)	(47)
Other (loss), net	(30)	(9)

Loss before income taxes	(224)	(55)
Benefit from income taxes	—

Net loss	(224)%	(55)%

Net Sales

Net sales for the quarter ended March 31, 2005, decreased $1.5 million, or 35%, to $2.9 million from $4.4 million for the quarter ended March 31, 2004. The decease in net sales primarily reflects the impact of more stringent credit policies applied by the Company, particularly with international customers. International net sales for the quarter ended March 31, 2005, were approximately $813,000 or 28.4% of net sales as compared to approximately $1.6 million, or 36% of net sales for the quarter ended March 31, 2004.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2005, totaled approximately $1.6 million or 55% of net sales as compared to $2.3 million or 51% of net sales for the quarter ended March 31, 2004. For the quarter ended March 31, 2005, cost of goods sold was lower due to the lower comparable net sales volume in the period. The higher percentage of cost of goods sold to net sales reflects a larger component of purchased equipment shipped with the Company’s product in 2005. Purchased equipment sold with the Company’s product generally has a lower relative sales price mark-up and, consequently, a higher cost ratio relative to net sales.

Gross Profit

Gross profit for the quarter ended March 31, 2005, declined by approximately $846,000 to approximately $1.3 million or 45% of net sales, from a gross profit of $2.1 million or 55% for the quarter ended March 31, 2004. Gross profit declined from the prior period reflecting the lower net sales volume and as a result of the larger component of purchased equipment shipped with the Company’s product in 2005. Purchased equipment sold with the Company’s product generally has a lower relative sales price mark-up and, consequently, a higher cost ratio relative to net sales resulting in a lower gross profit and related margins.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended March 31, 2005, increased by approximately $1.1 million to $2.6 million from approximately $1.5 million for the quarter ended March 31, 2004. The increased spending in the quarter ended March 31, 2005, reflects additional investment in product development through an increase in the engineering staff, the use of contract engineering services and purchases of materials and equipment to support development activity.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows and promotional materials, depreciation of demonstration units, bad debt and warranty expenses. Sales and marketing expenses for the quarter ended March 31, 2005, were $2.7 million, an increase of approximately $895,000 over the quarter ended March 31, 2004, spending of $1.8 million. The increase over the first quarter of 2004 is primarily attributable to an increase sales staff, travel and a comparative increase in warranty cost. During the first quarter of 2004, a $72,000 adjustment to the warranty reserve to reflect a reduced number of units under warranty at that time resulted in a corresponding, one-time reduction in warranty expense that was reported as part of sales and marketing expenses.

General and Administrative

General and administrative expenses principally include salaries, other compensation, professional fees, facility rentals and information systems related to general management functions. General and administrative expenses for the quarter ended March 31, 2005, increased by approximately $725,000 to $1.6 million from approximately $901,000 for the quarter ended March 31, 2004. The increase represents one-time expenditures, including severance and debt forgiveness costs, approximating $424,00 following the resignation of the Company’s former Chief Executive Officer James R. Green in February 2005, and approximately $78,000 in expenses for the Special Meeting of Stockholders held during the first quarter of 2005. Other increases from the first quarter of 2004 include additional spending on staff and outside professional fees.

Impairment of Long-Lived Assets

The Company did not record a non-cash asset impairment charge during the three months ended March 31, 2005, as there were no events which occurred that required a measurement for impairment during that period.

Other Income and Expense, net

Other expense, net for the quarter ended March 31, 2005 was approximately $846,000 as compared to other expense, net of approximately $379,000 for the quarter ended March 31, 2004. The increase of approximately $467,000 is primarily attributable to the increased interest expense to approximately $840,000 million for the quarter reflecting increased debt levels.

Provision for Income Taxes

No provision for income taxes was made for the three-month periods ending March 31, 2005 and 2004 due to the Company’s expected annual net losses. Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief it is more likely than not that future tax benefits will not be realized as a result of future income.

Net Loss

Net loss for the quarter ended March 31, 2005 was approximately $6.4 million or $0.19 per diluted share compared with net loss of approximately $2.5 million or $0.08 per diluted share for the quarter ended March 31, 2004, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company’s unrestricted cash and cash equivalents totaled approximately $373,000, a decrease of approximately $436,000 from December 31, 2004. As of March 31, 2005, the Company’s working capital deficit was $37.3 million as compared to a working capital deficit of $31.9 million at December 31, 2004. The Company had an accumulated deficit of approximately $121.7 million at March 31, 2005.

Beginning in the third quarter of 2001 and continuing through March 31, 2005, the Company experienced combined net losses of approximately $134.7 million. The Company expects to continue to incur operating losses in fiscal year 2005. Management has taken actions to reduce operating expenses and capital expenditures. The actions include restructuring operations to more closely align operating costs with revenue. As further discussed below, our ability to maintain sufficient liquidity in the future is dependent on raising additional capital, successfully negotiating extended payment terms with certain vendors and other creditors, maintaining tight controls over spending, successfully achieving our product release schedules and attaining our forecasted sales objectives.

The Company continues to have insufficient short-term resources for the payment of its current liabilities. During the first three months of 2005, the Company has addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. The Company has used the financing provided by Optel to fund (i) the satisfaction of substantially all of its outstanding debt and liabilities owed to creditors other than Optel, and (ii) the Company’s short-term working capital needs.

As of May 9, 2005, we owed Optel approximately $38.2 million in principal plus accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum. The maturity dates and corresponding payment schedules related to these obligations are as follows:

•	Secured Convertible Promissory Note. Pursuant to that certain secured convertible promissory note, dated as of September 16, 2004, the Company borrowed $27.0 million from Optel on the following terms (the “Secured Convertible Promissory Note”):

•	Approximately $2.0 million of accrued and unpaid interest as of September 16, 2004, plus any interest that accrues on such $2.0 million in accrued and unpaid interest and any interest that accrues on $27.0 million in outstanding principal is due and payable on demand at any time after September 16, 2005;

•	Interest that accrues from September 17, 2005, to December 31, 2005, due and payable on demand at any time after December 31, 2005; and

•	$27.0 million of principal due and payable on demand at any time after December 31, 2005.

•	Short-Term Notes. Pursuant to those several short-term secured promissory notes issued by the Company to Optel since September 30, 2004, the Company borrowed an additional $11.2 million from Optel on the following terms (the “Short-Term Notes”):

•	Approximately $7.0 million plus accrued interest currently payable on demand; and

•	$4.2 million plus accrued interest payable on demand at any time after May 31, 2005.

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

All of the foregoing transactions with Optel were approved by the Company’s board of directors, upon the recommendation of a special committee of the board. The special committee is composed solely of independent directors.

On March 11, 2005, we issued 981,258 shares of common stock to Optel in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note. As of May 9, 2005, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $29.7 million, and the Applicable Conversion Price was approximately $0.418. Accordingly, on May 9, 2005, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 70,954,316 shares of common stock. Further conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of our other stockholders, and give Optel and Dr. Zwan even greater control over the Company.

On August 23, 2004, Optel entered into a guarantee agreement (the “Guarantee Agreement”) with Jabil, pursuant to which Optel guaranteed certain obligations of the Company owing to Jabil relating to purchase orders for production material issued by the Company to Jabil after June 30, 2004. Optel’s maximum obligation under the Guarantee Agreement is $1.88 million. Prior to the completion of the Guarantee Agreement, the Company was required to prepay Jabil for all orders of production material. With the Guarantee Agreement in place, the Company is now able to pay for production material purchased from Jabil upon receipt of that material.

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

The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable or that it will continue as a going concern. As a result, our independent registered public accounting firm has included an explanatory paragraph for a going concern in its report for the year ended December 31, 2004, that was included in our Annual Report on Form 10-K filed on March 30, 2005.

Operating Activities

Net cash used by operating activities for the three months ended March 31, 2005 was approximately $5.9 million. This was primarily the result of the loss from operations of approximately $6.4 million, offset by a reduction in accounts receivable of approximately $698,000 and an increase in accounts payable of approximately $979,000. An increase in inventory of approximately $1.1 million and an increase in prepaid expenses and other assets of approximately $744,000 used operating cash in the quarter. The decrease in net receivables, following an increase in net sales on a consecutive quarter basis of approximately $1.8 million, reflects more stringent credit and collection policies, with emphasis on strengthening performance of international accounts. Additionally, the bad debt reserve was reduced by approximately $545,000 to $145,000 in the quarter as a result of product returns that were anticipated and accrued for at December 31, 2004. Forgiveness of a related party note receivable provided approximately $374,000 of operating cash for the three months ended March 31, 2005, while the decrease in the provision for excess and obsolete inventory of approximately $125,000 and the gain on debt settlement of approximately $53,000 used operating cash flow during the quarter. The cash provided by accounts payable and accrued expenses totaled approximately $979,000 and resulted primarily from accrued but unpaid interest expenses totaling approximately $840,000.

Investing Activities

Net cash used by investing activities for the three months ended March 31, 2005 was approximately $175,000. This was primarily the result of purchases of property and equipment during the quarter.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2005 was approximately $5.6 million. This was primarily the result of proceeds of $5.8 million from borrowings from Optel, offset by payments of $154,000 made on notes payable to Jabil in conjunction with the settlement agreement made with Jabil in May 2004.

Revolving Credit Facility

In April 2002, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Wachovia Bank (the “Bank”). The terms of the Agreement provided the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company’s cash and cash equivalents and short-term investments. The advance rate varied between 80% and 95% and was dependent upon the composition and maturity of the available collateral. An availability fee of 0.10% per annum was payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement had an initial term of three years. The Agreement could have been terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank had the right to terminate the Agreement at any time, without notice upon or after the occurrence of an event of default. As of March 31, 2005, and March 31, 2004, the Company had no borrowings under the Bank line of credit. The Agreement expired on April 15, 2005.

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

Item 4. Controls and Procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchanges Act of 1934, as amended (the “Exchange Act”), as defined in Rules 13a-15(e) and 15d-15(e), as of March 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were not effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In conjunction with our procedures to implement the documentation and internal control requirements of the Sarbanes-Oxley Act of 2002, we will initiate corrective actions to address internal control deficiencies, and will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 11, 2005, the Company issued 981,258 shares of the Company’s common stock to Optel Capital, LLC (“Optel”) in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note in the original principal amount of $27.0 million that was issued to Optel by the Company on September 16, 2004. The portion of the indebtedness that was converted consisted of accrued and unpaid interest. Such shares were issued in accordance with the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, since such issuance was a transaction not involving a public offering.

As of May 9, 2005, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $29.7 million, and the Applicable Conversion Price was approximately $0.417. Accordingly, on May 9, 2005, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 71,112,695 shares of Common Stock. Further conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of our other stockholders, and give Optel and Dr. Zwan even greater control over the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

The following matters were approved at our Annual Meeting of Stockholders for the fiscal year 2003, held January 14, 2005.

Proposal 1 - Election of Directors:

Name:	Vote For	Vote Withheld
Dr. Bryan J. Zwan	29,773,318	95,252
Peter H. Collins	29,780,960	87,610
Robert F. Hussey	29,342,079	526,491
Gerald A. Fallon	29,785,954	82,616
Robert Moreyra	29,760,924	107,646

Proposal 2 - Ratification of Appointment of Independent Auditors:

Name:	Vote For	Vote Against	Abstain
Grant Thornton LLP	29,794,161	38,744	35,665

The following matters were approved at a Special Meeting of Stockholders, held February 10, 2005.

Proposal 1 - To approve amendments to the Company’s 2001 Stock Option Plan to:

(a)	increase by 5,000,000, the total number of shares of Common Stock available for issuance under such plan;

Vote For	Vote Against	Abstain	Unvoted
15,107,320	1,755,497	337,631	15,232,397

(b)	modify the circumstances in which vesting of certain options granted under such plan may be accelerated; and

Vote For	Vote Against	Abstain	Unvoted
15,092,051	1,749,372	359,025	15,232,397

(c)	increase by 500,000, to 750,000, the aggregate number of shares of Common Stock for which options may be granted to a single participant per fiscal year under such plan.

Vote For	Vote Against	Abstain	Unvoted
15,350,911	1,508,048	341,489	15,232,397

Proposal 2 - To approve the conversion feature of the debt held by Optel Capital LLC and the issuance of Common Stock upon the possible conversion of such debt.

Vote For	Vote Against	Abstain	Unvoted
15,836,891	995,563	367,994	15,232,397

Proposal 3 - To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, increasing the number of authorized shares of Common Stock of the Company to 300,000,000.

Vote For	Vote Against	Abstain	Unvoted
30,897,500	1,172,740	362,605	None

Item 5. Other Information.

None

Item 6. Exhibits.

A list of exhibits is set forth in the Exhibit Index found on page 21 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Digital Lightwave, Inc.
(Registrant)

By:	/s/ ROBERT F. HUSSEY
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2005

By:	/s/ ROBERT F. HUSSEY
Chief Accounting Officer
(Principal Financial Officer)

Date: May 13, 2005

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2002).

3.2*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on February 16, 2004).

3.3*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.03 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2002).

4.1*	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1 (File No. 333-09457), declared effective by the Securities and Exchange Commission on February 5, 1997).

10.1*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on January 28, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 3, 2005).

10.2*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on February 11, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 16, 2005).

10.3*	Severance Agreement between Digital Lightwave, Inc. and James R. Green dated February 15, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 17, 2005).

10.4*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on February 25, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 3, 2005).

10.5*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on March 11, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 14, 2005).

10.6*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on March 23, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 25, 2005).

10.7*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on April 14, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 15, 2005).

31.1+	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2+	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

99.1*	Updated Risk Factors dated February 16, 2005 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on February 16, 2005).

99.2*	Press Release dated February 16, 2005, announcing the appointment of Mr. Robert F. Hussey Interim President and Chief Executive Officer of the Company (incorporated by reference to Exhibit 991.1 to the Current Report on Form 8-K filed by the Company on February 17, 2005).

99.3*	Press Release dated March 14, 2005, announcing certain financing transactions between Optel Capital, LLC and Digital Lightwave, Inc. that were completed March 11, 2005 (incorporated by reference to Exhibit 991.1 to the Current Report on Form 8-K filed by the Company on March 14, 2005).

*	Such exhibits are incorporated by reference.
+	Filed herewithin.