Form 10-Q
period 2005-06-30
DIGITAL LIGHTWAVE INC
filed 2005-08-12
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005, or

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

The number of shares outstanding of the Registrant’s Common Stock as of August 5, 2005 was 35,191,311.

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2005

PART I

FINANCIAL INFORMATION

Item 1. Consolidated Condensed Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$182	$809
Accounts receivable, less allowance of $145 and $564 in 2005 and 2004, respectively	2,206	2,069
Notes receivable	—	366
Inventories, net	6,091	5,488
Prepaid expenses and other current assets	1,134	783

Total current assets	9,613	9,515
Property and equipment, net	—	2,690
Other assets	37	349

Total assets	$9,650	$12,554

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$8,267	$6,289
Notes payable to related party	40,360	31,435
Notes payable - current portion	3,295	3,711

Total current liabilities	51,922	41,435
Other long-term liabilities	344	265

Total liabilities	52,266	41,700

Stockholders’ deficit:
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 300,000,000 shares; issued and outstanding 35,191,311 and 34,183,204 shares in 2005 and 2004, respectively	4	3
Additional paid-in capital	87,175	86,133
Accumulated deficit	(129,795)	(115,282)

Total stockholders’ deficit	(42,616)	(29,146)

Total liabilities and stockholders’ deficit	$9,650	$12,554

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Three Months Ended June 30,
	2005	2004
Net sales	$2,670	$5,796
Cost of goods sold	986	2,553

Gross profit	1,684	3,243

Operating expenses:
Engineering and development	2,904	1,681
Sales and marketing	2,027	2,259
General and administrative	915	899
Impairment of long-lived assets	2,988	—

Total operating expenses	8,834	4,839

Operating loss	(7,150)	(1,596)
Other loss, net	(940)	(67)

Loss before income taxes	(8,090)	(1,663)
Benefit from income taxes	—	—

Net loss	$(8,090)	$(1,663)

Per share of common stock:
Basic and Diluted net loss per share	$(0.23)	$(0.05)

Weighted average common shares and common equivalent shares outstanding	35,179,118	32,278,334

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Six Months Ended June 30,
	2005	2004
Net sales	$5,535	$10,189
Cost of goods sold	2,557	4,805

Gross profit	2,978	5,384

Operating expenses:
Engineering and development	5,479	3,193
Sales and marketing	4,697	4,034
General and administrative	2,541	1,800
Restructuring charges	—	40
Impairment of long-lived assets	2,988	—

Total operating expenses	15,705	9,067

Operating loss	(12,727)	(3,683)
Other loss, net	(1,786)	(447)

Loss before income taxes	(14,513)	(4,130)
Benefit from income taxes	—	—

Net loss	$(14,513)	$(4,130)

Per share of common stock:
Basic and Diluted net loss per share	$(0.42)	$(0.13)

Weighted average common shares and common equivalent shares outstanding	34,801,233	31,943,775

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(14,513)	$(4,130)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	879	1,205
Provision for uncollectible accounts	—	33
Provision for excess and obsolete inventory	(308)	—
Compensation expense for stock option grants	16	—
Gain on settlement of debt and accrued litigation	(106)	(593)
Impairment of long-lived assets	2,988	—
Loss on forgiveness of debt	374	—
Loss on disposal of property	2	34
Restructuring charges	—	40
Changes in operating assets and liabilities:
Increase in accounts receivable	(137)	(5,096)
(Increase) decrease in inventories	(900)	3,062
Increase in prepaid expenses and other assets	(357)	(980)
Increase in accounts payable and accrued expenses	3,057	893
Decrease in accrued litigation charge	—	(5,802)

Net cash used in operating activities	(9,005)	(11,334)

Cash flows from investing activities:
Decrease in restricted cash and cash equivalents	—	602
Purchases of property and equipment	(263)	(102)

Net cash (used in) provided by investing activities	(263)	500

Cash flows from financing activities:
Proceeds from notes payable - related party	8,925	11,215
Payments/settlements on notes payable - other	(310)	(734)
Proceeds from sale of common stock, net of expense	26	91

Net cash provided by financing activities	8,641	10,572

Net decrease in cash and cash equivalents	(627)	(262)
Cash and cash equivalents at beginning of period	809	312

Cash and cash equivalents at end of period	$182	$50

Other supplemental disclosures:
Cash paid for interest	$—	$100

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

The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company,” “Digital Lightwave,” “us,” “we,” “our,” etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the six- month period ending June 30, 2005, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave’s Annual Report on Form 10-K for the year ended December 31, 2004.

Operational Matters

The Company continues to have insufficient short-term resources for the payment of its current liabilities. During the first six months of 2005, the Company addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. The Company has used the financing provided by Optel to fund (i) the satisfaction of substantially all of its outstanding debt and liabilities owed to creditors other than Optel, and (ii) the Company’s short-term working capital needs.

As of August 5, 2005, we owed Optel approximately $41.1 million in principal plus accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum. The maturity dates and corresponding payment schedules related to these obligations are as follows:

•	Secured Convertible Promissory Note. Pursuant to that certain secured convertible promissory note, dated as of September 16, 2004, the Company borrowed $27.0 million from Optel on the following terms (the “Secured Convertible Promissory Note”):

•	Approximately $2.0 million of accrued and unpaid interest as of September 16, 2004, plus any interest that accrues on such $2.0 million in accrued and unpaid interest and any interest that accrues on $27.0 million in outstanding principal is due and payable on demand at any time after September 16, 2005;

•	Interest that accrues from September 17, 2005, to December 31, 2005, due and payable on demand at any time after December 31, 2005; and

•	$27.0 million of principal due and payable on demand at any time after December 31, 2005.

•	Short-Term Notes. Pursuant to those several short-term secured promissory notes issued by the Company to Optel since September 30, 2004, the Company borrowed an additional $14.1 million from Optel on the following terms (the “Short-Term Notes”):

•	Approximately $12.5 million plus accrued interest currently payable on demand; and

•	$1.6 million plus accrued interest payable on demand at any time after September 30, 2005.

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

All of the foregoing transactions dated May 11, 2005 and prior with Optel were approved by the Company’s board of directors, upon the recommendation of a special committee of the board. The special committee is composed solely of independent directors.

On March 11, 2005, we issued 981,258 shares of common stock to Optel in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note. As of August 5, 2005, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $30.4 million, and the Applicable Conversion Price was approximately $0.261. Accordingly, on August 5, 2005, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 114,327,936 shares of common stock. Further conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of our other stockholders and give Optel and Dr. Zwan even greater control over the Company.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s impairment analysis as of June 30, 2005, calculated in accordance with the guidelines set forth in SFAS 144, indicated future cash flows from the Company’s operations were insufficient to cover the carrying value of the Company’s long-lived assets. Therefore, the Company calculated an impairment using the probability-weighted approach with an average life of five (5) years, and a risk-free rate of interest of 3%. As a result, in the second quarter of 2005, the Company recorded a total non-cash impairment charge for the remaining balance of its long-lived assets which included $2.8 million and $200,000 on its property and equipment and other assets, respectively. During the six months ended June 30, 2004, no impairment charges were recorded as there were no events which occurred that required a measurement for impairment during that period.

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

	Six Months Ended June 30,
(In thousands)	2005	2004
Beginning balance	$546	$678
Adjustment to warranty provision	353	113
Cost of warranty services	(260)	(245)

Ending balance	$639	$546

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

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the six-month periods ended June 30, 2005 and 2004, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 108,727,880 and 435,043 for the three months ended June 30, 2005 and 2004, respectively. The total incremental shares from common stock equivalents were 108,727,880 and 1,549,627 for the six months ended June 30, 2005 and 2004, respectively. The total incremental shares from common stock equivalents at June 30, 2005 represent shares that are issuable pursuant to the conversion feature of the Secured Convertible Promissory Note held by Optel Capital, LLC. Total outstanding stock options of 7,775,257 shares for the six months ended June 30, 2005 were excluded from the computation, as the inclusion of such would be anti-dilutive. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

	Three Months Ended June 30,
	2005	2004
Basic:
Weighted average common shares outstanding	35,179,118	32,278,334
Total basic	35,179,118	32,278,334

Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	35,179,118	32,278,334

	Six Months Ended June 30,
	2005	2004
Basic:
Weighted average common shares outstanding	34,801,233	31,943,775
Total basic	34,801,233	31,943,775

Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	34,801,233	31,943,775

Stock Based Compensation

At June 30, 2005, the Company had two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The stock-based compensation recorded in 2005 resulted from options issued to non-employee contractors. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 148, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per-share data)	2005	2004	2005	2004
Net loss, as reported	$(8,090)	$(1,663)	$(14,513)	$(4,130)
Add: Stock-based employee compensation included in reported net income, net of related tax effects	4	—	16	—
Deduct: Total stock - based employee compensation expense determined under fair value based method for all awards	(716)	(855)	(1,454)	(1,846)

Pro forma net loss	$(8,802)	$(2,518)	$(15,951)	$(5,976)

Loss per share:
Basic & Diluted-as reported	$(0.23)	$(0.05)	$(0.42)	$(0.13)
Basic & Diluted-pro forma	$(0.25)	$(0.08)	$(0.46)	$(0.19)

During the quarter ended June 30, 2005, the Company granted options to purchase an aggregate of 90,000 shares of the Company’s common stock at a weighted average exercise price of $0.93 per share. These options, which generally vest quarterly over three years, were granted to employees and Directors under the Digital Lightwave, Inc. 2001 Stock Option Plan.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, which is effective for inventory costs incurred by the Company beginning fiscal year 2006. The amendments made by SFAS No. 151 will improve financial reporting by clarifying those abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS No. 151 will have a significant effect on its financial statements.

In December 2004, FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. This statement is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance – that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The Company does not believe that the adoption of SFAS No. 153 will have a significant effect on its financial statements.

2. INVENTORIES

Inventories are summarized as follows:

(In thousands)	June 30, 2005	December 31, 2004
Raw materials	$4,061	$3,036
Work-in-process	309	—
Finished goods	1,721	2,452

	$6,091	$5,488

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

On May 11, 2004, the Company and Jabil entered into a settlement agreement to resolve and settle certain disputes between the Company and Jabil, and Jabil agreed to continue to provide manufacturing services to the Company. As previously reported, on February 27, 2003, Jabil terminated the manufacturing services agreement and on March 19, 2003, commenced an arbitration proceeding against the Company seeking damages in excess of $6.8 million. On December 5, 2003, the Company entered into a manufacturing services letter agreement with Jabil specifying the terms under which Jabil would provide the Company with certain manufacturing services. The manufacturing services letter agreement expired on December 30, 2003, and the term of such letter agreement was extended through December 31, 2004. Jabil continued to provide manufacturing services during the six months ended June 30, 2005. (See Note 3 – Legal Proceedings)

Effective as of January 21, 2005, the Company entered into an agreement with MC Test Service, Inc. (“MC”) to also provide outsourced manufacturing services. On March 15, 2005, Optel established an irrevocable letter of credit in the amount of $6.0 million on behalf of the Company and naming MC as beneficiary.

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

As a result of the Mediation Settlement Agreement, the Company realized a gain of $3.7 million from debt forgiveness. This gain is contingent upon the timing of certain events which expired during the third quarter of 2004. Accordingly, at June 30, 2004, the Company reported in the balance sheet a deferred gain of $3.7 million. This gain was recognized as other income in the quarter ended September 30, 2004.

Jabil Circuit, Inc.

As described below, litigation between Jabil Circuit, Inc (“Jabil”) and the Company has been dismissed.

On May 11, 2004, Jabil and the Company entered into a settlement agreement (the “Settlement Agreement”), which resolved and settled certain and all previous disputes between Jabil and the Company. Pursuant to the Settlement Agreement, the Company executed promissory notes (the “Jabil Notes”) totaling approximately $5.2 million in favor of Jabil for unpaid accounts, notes and certain inventory for which the Company had not paid. Further, the Company also placed additional purchase orders with Jabil approximately $1.1 million and made cash payments to Jabil approximating $1.4 million in conjunction with new purchase orders and as initial payments under the Jabil Notes. Under the Settlement Agreement, the Company and Jabil agreed to dismiss the two lawsuits filed by Jabil in 2003, and Jabil agreed to continue to provide manufacturing services to the Company through December 31, 2004.

Jabil continued to provide manufacturing services during the six months ended June 30, 2005. During the six months ending June 30, 2005, the Company made scheduled payments under the Jabil Notes. The Jabil Notes mature on December 31, 2005, and bear interest at a rate of 6% per annum. As of June 30, 2005, the aggregate principal amount outstanding under the Jabil Notes was approximately $3.1 million and is reported in the balance sheet as current liabilities, notes payable. Accrued and unpaid interest approximated $246,000 as of June 30, 2005. On July 22, 2005, the Company initiated a discussion with Jabil to renegotiate the terms of the outstanding Jabil Notes. In conjunction with this on-going renegotiation, the Company has not paid the July 1, 2005 scheduled payment of $150,000.

The Company from time to time may be involved in various other lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations.

4. COMMITMENTS

At June 30, 2005, the Company had non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $1.8 million, with approximately $1.7 million of those purchase order commitments placed with MC Test Service, Inc. and approximately $38,000 placed with Jabil in conjunction with contract manufacturing services.

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

At June 30, 2004, there was approximately $1.4 million of letters of credit outstanding under this facility collateralized by approximately $1.4 million of the Company’s cash and cash equivalents, which were classified as restricted as of June 30, 2004. The Company currently has no additional borrowing capacity under this facility and accordingly has no outstanding balance. The Agreement expired on April 15, 2005.

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

Notes Payable

As described in Note 1 under the paragraph entitled “Operational Matters,” since February 2003 and through August 5, 2005, the Company has borrowed approximately $42.0 million from Optel, an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, of which approximately $41.1 million in principal and $4.2 million in accrued and unpaid interest remain outstanding.

Also as described in Note 1 under the paragraph entitled “Operational Matters,” Optel has provided additional working capital financing in the form of letters of credit totaling approximately $7.4 million, with vendors of the Company named as beneficiaries, and a guarantee of certain obligations of the Company up to approximately $1.88 million under a guarantee agreement.

7. NON-CASH TRANSACTIONS

During the six months ended June 30, 2005, Optel elected to convert a total of $1.0 million of the Secured Convertible Promissory Note into 981,258 shares of common stock of the Company, reducing accrued interest payable by $1.0 million and increasing additional paid-in capital by the same amount. The number of shares issued increased common stock by $98.00.

During the six months ended June 30, 2005, the Company forgave the notes receivable outstanding balance of $374,000 from Mr. James R. Green, the Company’s former Chief Executive Officer, as part of his severance arrangements (see Note 6—Related Party Transactions).

During the six months ended June 30, 2004, the Company completed litigation settlements representing $14.2 million of accrued litigation liabilities reported at December 31, 2003. Related to the CIT settlement, the Company paid $5.2 million in cash and recorded a non-cash deferred gain of $3.7 million, and an increase of $4.7 million to additional paid-in capital related to the issuance of 2,500,000 shares of common stock to CIT. The Company paid approximately $400,000 in cash related to certain other litigation settlements (see Note 3 – Legal Proceedings).

Further, the Jabil settlement, also completed in the six months ending June 30, 2004, resulted in a $320,000 reduction in accounts payable and accrued expenses and a net increase of approximately $100,000 to notes payable (see Note 2 – Inventories).

8. SUBSEQUENT EVENTS

As described in Note 1 under the paragraph entitled “Operational Matters,” on July 14, 2005, the Company borrowed an additional $700,000 from Optel to fund its ongoing working capital needs. The loan is evidenced by a separate secured promissory note, bears a rate of interest of 10.0% per annum and is secured by a security interest in substantially all of the Company’s assets.

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

OVERVIEW

Executive Summary

The Company has insufficient short-term resources for the payment of its current liabilities. During the six months ended June 30, 2005, the Company addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. Our ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on our ability to obtain additional financing from funding sources which may include, but may not be limited to, Optel. If the Company is not able to obtain additional financing, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term. Optel currently is and continues to be the principal source of financing for the Company. Further, the Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company.

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

For the six months ended June 30, 2005, two customers accounted for approximately 18% and 17% of total net sales, respectively. No other customers accounted for more than 10% of net sales.

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

We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of June 30, 2005, was approximately $285,000.

We also estimate the collectability of our accounts receivable. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. This reserve was reduced by approximately $545,000 during the six months ended June 30, 2005 as a result of an anticipated product return and corresponding write-off of an account receivable that had aged beyond 120 days. Our accounts receivable balance as of June 30, 2005, was $2.2 million, net of our estimated reserve for uncollectible accounts of approximately $145,000.

We estimate the amount of excess and obsolete inventory. When evaluating the reserve for excess and obsolete inventory, we consider many factors, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $6.1 million as of June 30, 2005, net of our estimated reserve for excess and obsolete inventory of $15.9 million.

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. These events and circumstances include any decrease in the market price of a long-lived asset, changes in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize impairments when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. As of June 30, 2005, a review of the carrying value of our long-lived assets and the probability of recovering such value indicated that an additional $3.0 million impairment charge was required which represented an impairment of our remaining long-lived assets.

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of June 30, 2005 was approximately $639,000.

We estimate the amount of liability the Company may incur as a result of pending litigation. As of June 30, 2005, the Company was not aware of any pending litigation, claims or assessments. Accordingly, there is no accrual for pending litigation at June 30, 2005.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter and six months ended June 30, 2005 compared to the quarter and six months ended June 30, 2004. The following sets forth certain financial data as a percent of net sales:

	Percent of Net Sales for the Quarter Ended June 30,		Percent of Net Sales for the Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%
Cost of goods sold	37	44	46	47

Gross profit (loss)	63	56	54	53

Operating expenses:
Engineering and development	109	29	99	31
Sales and marketing	76	39	85	40
General and administrative	34	16	46	18
Restructuring charges	—	—	—	—
Impairment of long-lived assets	112	—	54	—

Total operating expenses	331	84	284	89

Operating loss	(268)	(28)	(230)	(36)

Other loss, net	(35)	(1)	(32)	(4)

Loss before income taxes	(303)	(29)	(262)	(40)
Benefit from income taxes	—	—	—	—

Net Loss	(303)%	(29)%	(262)%	(40)%

Net Sales

Net sales for the quarter ended June 30, 2005, decreased $3.1 million, or 54%, to $2.7 million from $5.8 million for the quarter ended June 30, 2004. The sales decrease related primarily to decreased volume reflecting the impact of more stringent credit policies applied by the Company, particularly with international customers. International sales for the quarter ended June 30, 2005, were approximately $600,000, or 22% of net sales, as compared to approximately $2.3 million, or 40% of net sales, for the quarter ended June 30, 2004.

Net sales for the six months ended June 30, 2005, decreased $4.7 million, or 46%, to $5.5 million from $10.2 million for the six months ended June 30, 2004. The sales decrease related primarily to decreased volume reflecting the impact of more stringent credit policies applied by the Company, particularly with international customers. International sales for the six months ended June 30, 2005, were approximately $1.4 million, or 25% of net sales, as compared to approximately $3.9 million, or 38% of net sales, for the six months ended June 30, 2004.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2005 totaled approximately $1.0 million, or 37% of net sales, as compared to $2.6 million, or 44% of net sales, for the quarter ended June 30, 2004. For the quarter ended June 30, 2005, cost of goods sold was lower due to the lower comparable net sales volume for the period. Cost of goods sold during this period favorably benefited from use of approximately $200,000 of materials which were previously deemed excess and obsolete inventory and were fully reserved for as well as resale of refurbished trade-in units, which have lower cost value than newly built units. Excluding these transactions, normalized cost of goods sold was approximately $1.2 million, or 43% of net sales. During the quarter ended June 30, 2004, the Company recognized a benefit of approximately $600,000 as part of the legal settlement with Jabil Circuit, Inc., whereby inventory that was written off at December 31, 2003 was shipped in the period, which reduced cost of sales by that amount. This benefit was offset by an inventory adjustment of approximately $600,000.

Cost of goods sold for the six months ended June 30, 2005 totaled approximately $2.6 million, or 46% of net sales, as compared to $4.8 million, or 47% of net sales, for the six months ended June 30, 2004. During the six months ended June 30, 2005, cost of goods was lower due to the lower comparable net sales volume in the period. Cost of goods sold during this period favorably benefited from use of approximately $200,000 of materials which were previously deemed excess and obsolete inventory and were fully reserved for as well as resale of refurbished trade-in units, which have lower cost value than newly built units. For the six months ended June 30, 2004, the Company recognized a benefit of approximately $600,000 resulting from the settlement with Jabil Circuit, Inc. as described above, offset by an inventory adjustment of approximately $600,000.

Gross Profit

Gross profit for the second quarter ended June 30, 2005 declined by approximately $1.6 million to approximately $1.7 million, or 63% of net sales, from $3.2 million, or 56% of net sales, for the quarter ended June 30, 2004. Gross profit for the second quarter of 2005 decreased reflecting the lower net sales volume. Gross profit for this period favorably benefited from use of approximately $200,000 of materials which were previously deemed excess and obsolete inventory and were fully reserved for as well as resale of refurbished trade-in units, which have lower cost value than newly built units. Excluding these transactions, normalized gross profit was approximately $1.5 million, or 57% of net sales. Gross profit for the second quarter of 2004 was impacted by a benefit of approximately $600,000 resulting from the settlement with Jabil Circuit, Inc., whereby inventory that was written off at December 31, 2003 was shipped in the period, which increased gross profit by that amount. This benefit was offset by an inventory adjustment of approximately $600,000.

Gross profit for the six-month period ended June 30, 2005 decreased by approximately $2.4 million to $3.0 million, or 54% of net sales, from $5.4 million, or 53% of net sales, for the six months ended June 30, 2004. During the six months ended June 30, 2005, the decrease in gross profit was primarily due to the lower net sales volume. Gross profit for this period favorably benefited from use of approximately $200,000 of materials which were previously deemed excess and obsolete inventory and were fully reserved for as well as resale of refurbished trade-in units, which have lower cost value than newly built units. Gross profit for the six-month period ended June 30, 2004 was impacted by a benefit of approximately $600,000 resulting from the settlement with Jabil Circuit, Inc., offset by an inventory adjustment of approximately $600,000.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended June 30, 2005 increased by approximately $1.2 million to $2.9 million from approximately $1.7 million for the quarter ended June 30, 2004. Engineering and development expenses for the six months ended June 30, 2005 increased by approximately $2.3 million to $5.5 million from $3.2 million for the six months ended June 30, 2004. This increase was primarily due to additional engineers hired in 2005 and increased product development costs reflecting the Company’s implementation of controlled spending initiatives to further the development of technologies and corresponding new products.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows, promotional materials, depreciation of demonstration units, and warranty expenses. Sales and marketing expenses for the quarter ended June 30, 2005 were $2.0 million, a decrease of approximately $300,000 from $2.3 million for the same period ended June 30, 2004. Sales and marketing expenses for the six months ended June 30, 2005 totaled $4.7 million, an increase of approximately $700,000 from $4.0 million for the six-month period ending June 30, 2004. The decrease from the second quarter of 2004 was primarily due to the decrease in depreciation reflecting 34% of gross demonstration and loaner units fully depreciated in the latter part of 2004. The increase in sales and marketing expenses during the six months ended June 30, 2005 compared to the same period in 2004 was primarily attributable to an increase in staff, travel and a comparative increase in warranty cost partially offset by a decrease in depreciation reflecting 34% of gross demonstration and loaner units fully depreciated in the latter part of 2004.

General and Administrative

General and administrative expenses principally include salaries, professional fees, facility rentals, compensation and information systems related to general management functions. General and administrative expenses for the quarter ended June 30, 2005 and June 30, 2004 remained unchanged. For the six months ended June 30, 2005, general and administrative expenses increased approximately by $700,000 to $2.5 million from $1.8 million for the six-month period ended June 30, 2004.

The increase in spending during the six months ended June 30, 2005 represented one-time expenditures, including severance and debt forgiveness costs, of approximately $445,000 relating to the resignation of the Company’s former Chief Executive Officer James R. Green in February 2005, and approximately $78,000 in expenses for the Special Meeting of Stockholders held during the six months ended June 30, 2005. Other increases during the six months ended June 30, 2005 included additional spending on staff and outside professional fees.

Impairment of Long-Lived Assets

The Company’s impairment analysis as of June 30, 2005, calculated in accordance with the guidelines set forth in SFAS 144, indicated future cash flows from the Company’s operations were insufficient to cover the carrying value of the Company’s long-lived assets. Therefore, the Company calculated an impairment using the probability-weighted approach with an average life of five (5) years, and a risk-free rate of interest of 3%. As a result, in the second quarter of 2005, the Company recorded a total non-cash impairment charge for the remaining balance of its long-lived assets which include $2.8 million and $200,000 on its property and equipment and other assets, respectively. During the three and six months ended June 30, 2004, no impairment charges were recorded as there were no events which occurred that required a measurement for impairment during those periods.

Other Loss, net

Other loss, net for the quarter ended June 30, 2005, was $940,000 as compared to other loss, net of $67,000 for the quarter ended June 30, 2004. The decrease of approximately $900,000 was primarily attributable to the increase of $400,000 in interest expense reflecting increased debt levels. During the quarter ended June 30, 2004, other loss, net included a $312,000 charge for disposal of assets as well as a forgiveness of debt associated with certain vendor settlements, including Jabil Circuit, Inc. for approximately $200,000 and settlements resulting in debt forgiveness for various trade accounts payable of $300,000.

Other loss, net for the six months ended June 30, 2005, was $1.8 million, an increase of $1.3 million compared to other loss, net, of $447,000 for the six months ended June 30, 2004. The increase of approximately $1.3 million is primarily the result of approximately $800,000 increase in interest expense reflecting increased debt levels. During the six months ended June 30, 2004, other loss, net included $256,000 million charge for disposal of assets as well as a forgiveness of debt associated with certain vendor settlements, including Jabil Circuit, Inc. for approximately $200,000 and settlements resulting in debt forgiveness for various trade accounts payable of approximately $500,000.

Provision for Income Taxes

No provision for income taxes was made for the three- and six-month periods ended June 30, 2005 and 2004 due to the Company’s expected annual net losses. Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief it is more likely than not that future tax benefits will not be realized as a result of future income.

Net Loss

Net loss for the quarter ended June 30, 2005 was approximately $8.1 million or $0.23 per diluted share compared with net loss of approximately $1.7 million or $0.05 per diluted share for the quarter ended June 30, 2004, for the reasons discussed above. Net loss for the six months ended June 30, 2005 approximated $14.5 million or $0.42 on a per diluted share basis compared to a net loss for the six months ended June 30, 2004 of $4.1 million or $0.13 per diluted share, for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company’s unrestricted cash and cash equivalents totaled approximately $182,000, a decrease of approximately $627,000 from December 31, 2004. As of June 30, 2005, the Company’s working capital deficit was $42.3 million as compared to a working capital deficit of $31.9 million at December 31, 2004. The Company had an accumulated deficit of approximately $130.0 million as of June 30, 2005.

Beginning in the third quarter of 2001 and continuing through June 30, 2005, the Company experienced combined net losses of approximately $142.8 million. The Company expects to continue to incur operating losses during the remainder of the fiscal year 2005. Management has taken actions to reduce operating expenses and capital expenditures. The actions include restructuring operations to more closely align operating costs with revenue. As further discussed below, our ability to maintain sufficient liquidity in the future is dependent on raising additional capital, successfully negotiating extended payment terms with certain vendors and other creditors, maintaining tight controls over spending, successfully achieving our product release schedules and attaining our forecasted sales objectives.

The Company continues to have insufficient short-term resources for the payment of its current liabilities. During the first six months of 2005, the Company addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. The Company has used the financing provided by Optel to fund (i) the satisfaction of substantially all of its outstanding debt and liabilities owed to creditors other than Optel, and (ii) the Company’s short-term working capital needs.

As of August 5, 2005, we owed Optel approximately $41.1 million in principal plus accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum. The maturity dates and corresponding payment schedules related to these obligations are as follows:

•	Secured Convertible Promissory Note. Pursuant to that certain secured convertible promissory note, dated as of September 16, 2004, the Company borrowed $27.0 million from Optel on the following terms (the “Secured Convertible Promissory Note”):

•	Approximately $2.0 million of accrued and unpaid interest as of September 16, 2004, plus any interest that accrues on such $2.0 million in accrued and unpaid interest and any interest that accrues on $27.0 million in outstanding principal is due and payable on demand at any time after September 16, 2005;

•	Interest that accrues from September 17, 2005, to December 31, 2005, due and payable on demand at any time after December 31, 2005; and

•	$27.0 million of principal due and payable on demand at any time after December 31, 2005.

•	Short-Term Notes. Pursuant to those several short-term secured promissory notes issued by the Company to Optel since September 30, 2004, the Company borrowed an additional $14.1 million from Optel on the following terms (the “Short-Term Notes”):

•	Approximately $12.5 million plus accrued interest currently payable on demand; and

•	$1.6 million plus accrued interest payable on demand at any time after September 30, 2005.

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

All of the foregoing transactions dated May 11, 2005 and prior with Optel were approved by the Company’s board of directors, upon the recommendation of a special committee of the board. The special committee is composed solely of independent directors.

On March 11, 2005, we issued 981,258 shares of common stock to Optel in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note. As of August 5, 2005, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $30.4 million, and the Applicable Conversion Price was approximately $0.261. Accordingly, on August 5, 2005, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 114,327,936 shares of common stock. Further conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of our other stockholders, and give Optel and Dr. Zwan even greater control over the Company.

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

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2005 was approximately $9.0 million. This was primarily the result of loss from operations of $14.5 million. The net loss from operations was favorably adjusted for a $3.0 million impairment charge, $374,000 forgiveness of a related party note receivable, $879,000 of depreciation and amortization; and offset by a decrease in the provision for excess and obsolete inventory of approximately $374,000 and the gain on debt settlement of approximately $106,000. An increase in accounts payable and accrued expenses of approximately $3.1 million provided net cash during the six months ended June 30, 2005. Increases in inventories of $900,000, accounts receivable of $137,000, and an increase in prepaid expenses and other assets of $358,000 used operating cash during the six months ended June 30, 2005. The cash provided by accounts payable and accrued expenses totaling approximately $3.1 million resulted primarily from unpaid trade accounts payable of $1.1 million; conversion of debt to stock of $1.0 million, which was applied first to accrued interest; and, from accrued and unpaid interest expenses of approximately $916,000.

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2005 was approximately $263,000. This was primarily the result of the purchase of property and equipment to further the development of technologies and corresponding new products.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2005 was approximately $8.6 million. This was primarily the result of proceeds of $8.9 million from borrowings from Optel, offset by payments of $310,000 made on notes payable, primarily to Jabil Circuit, Inc. in conjunction with the settlement agreement made with Jabil in May 2004 (see Note 2 – Inventories).

Revolving Credit Facility

In April 2002, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Wachovia Bank (the “Bank”). The terms of the Agreement provide the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company’s cash and cash equivalents and short-term investments. The advance rate varied between 80% and 95% and was dependent upon the composition and maturity of the available collateral. An availability fee of 0.10% per annum was payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement had an initial term of three years. The Agreement could have been terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank had the right to terminate the Agreement at any time, without notice upon or after the occurrence of an event of default. The company currently has no additional borrowing capacity under this facility and accordingly has no outstanding balance. The Agreement expired on April 15, 2005. At June 30, 2004, there were approximately $1.4 million of letters of credit outstanding under this facility secured by approximately $1.4 million of the Company’s cash and cash equivalents which were classified as restricted as of June 30, 2004.

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

Item 4. Controls and Procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were not effective in ensuring that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In conjunction with our procedures to implement the documentation and internal control requirements of the Sarbanes-Oxley Act of 2002, we will initiate corrective actions to address internal control deficiencies, and will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate.

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

As of August 5, 2005, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $30.4 million, and the Applicable Conversion Price was approximately $0.261. Accordingly, on August 5, 2005, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 114,327,936 shares of Common Stock. Further conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of our other stockholders, and give Optel and Dr. Zwan even greater control over the Company.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The information required by this Item is set forth in Part II, Item 4 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 30, 2005. Such information is incorporated herein by reference.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

A list of exhibits is set forth in the Exhibit Index found on page 24 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Digital Lightwave, Inc.
(Registrant)

By:	/s/ ROBERT F. HUSSEY
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2005

By:	/s/ ROBERT F. HUSSEY
Chief Accounting Officer
(Principal Financial Officer)

Date: August 12, 2005

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on April 14, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 15, 2005).

10.2*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on April 28, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 2, 2005).

10.3*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on May 12, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 18, 2005).

10.4*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on May 26, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 2, 2005).

10.5*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on June 15, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 20, 2005).

10.6*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on June 29, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 5, 2005).

10.7*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on July 14, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 15, 2005).

31.1+	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2+	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

99.1*	Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing dated April 29, 2005. (incorporated by reference to Item 3.01 of the Current Report on Form 8-K filed by the Company on May 5, 2005).

99.2*	Press Release dated May 6, 2005, announcing the delisting of the Company’s securities from The Nasdaq Stock Market and the Company’s request for a hearing to appeal the delisting (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on May 6, 2005).

99.3*	Press Release dated June 2, 2005, announcing the delisting of the Company’s securities from The Nasdaq Stock Market (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on June 3, 2005).

99.4*	Press Release dated June 8 2005, announcing that the Company’s common stock has been approved for quotation on the OTC Bulletin Board (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on June 8, 2005).

*	Such exhibits are incorporated by reference.
+	Filed herewithin.