Form 10-Q
period 2005-09-30
DIGITAL LIGHTWAVE INC
filed 2005-11-10
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005,

or

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the Registrant’s Common Stock as of November 4, 2004, was 35,204,425.

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2005

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$671	$809
Accounts receivable, less allowance of $145 and $564 in 2005 and 2004, respectively	3,733	2,069
Notes receivable	—	366
Inventories, net	4,381	5,488
Prepaid expenses and other current assets	643	783

Total current assets	9,428	9,515
Property and equipment, net	—	2,690
Other assets	37	349

Total assets	$9,465	$12,554

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$9,196	$6,289
Notes payable to related party	44,580	31,435
Notes payable - current portion	61	3,711

Total current liabilities	53,837	41,435
Other long-term liabilities	324	265

Total liabilities	54,161	41,700

Stockholders’ deficit:
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 300,000,000 shares; issued and outstanding 35,191,311 and 34,183,204 shares in 2005 and 2004, respectively	4	3
Additional paid-in capital	87,179	86,133
Accumulated deficit	(131,879)	(115,282)

Total stockholders’ deficit	(44,696)	(29,146)

Total liabilities and stockholders’ deficit	$9,465	$12,554

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Three Months Ended September 30,
	2005	2004
Net sales	$4,898	$2,492
Cost of goods sold	2,429	923

Gross profit	2,469	1,569

Operating expenses:
Engineering and development	2,424	1,975
Sales and marketing	2,050	3,582
General and administrative	598	964
Impairment of long-lived assets	—	—

Total operating expenses	5,072	6,521

Operating loss	(2,603)	(4,952)
Other income, net	520	2,862

Loss before income taxes	(2,083)	(2,090)
Benefit from income taxes	—	—

Net loss	$(2,083)	$(2,090)

Per share of common stock:
Basic and diluted net loss per share	$(0.06)	$(0.06)

Weighted average common and common equivalent shares outstanding	35,191,317	34,169,531

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Nine Months Ended September 30,
	2005	2004
Net sales	$10,433	$12,681
Cost of goods sold	4,985	5,728

Gross profit	5,448	6,953

Operating expenses:
Engineering and development	7,903	5,168
Sales and marketing	6,748	7,616
General and administrative	3,139	2,764
Restructuring charges	—	40
Impairment of long-lived assets	2,988	—

Total operating expenses	20,778	15,588

Operating loss	(15,330)	(8,635)
Other income (expense), net	(1,266)	2,415

Loss before income taxes	(16,596)	(6,220)
Benefit from income taxes	—	—

Net loss	$(16,596)	$(6,220)

Per share of common stock:
Basic and diluted net loss per share	$(0.48)	$(0.19)

Weighted average common and common equivalent shares outstanding	34,932,690	32,691,107

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(16,596)	$(6,220)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	879	1,789
Loss on disposal of property	2	37
Loss on forgiveness of debt	374	—
Provision for uncollectible accounts	—	1,299
Provision for excess and obsolete inventory	(475)	(53)
Impairment of long-lived assets	2,988	—
Restructuring charges	—	40
Compensation expense for stock option grants	19	—
Settlement of accounts payable and accrued litigation	—	(386)
Gain on settlement of debt	(1,742)	(259)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,664)	(3,239)
Decrease in inventories	978	3,001
(Increase) decrease in prepaid expenses and other assets	132	(293)
Increase in accounts payable and accrued expenses	3,966	1,414
Decrease in accrued litigation charge	—	(5,802)
Decrease in deferred gain debt settlement	—	(3,701)

Net cash used in operating activities	(11,139)	(12,373)

Cash flows from investing activities:
Decrease in restricted cash and cash equivalents	—	602
Purchases of property and equipment	(262)	(134)

Net cash (used in) provided by investing activities	(262)	468

Cash flows from financing activities:
Proceeds from notes payable - related party	13,145	13,365
Payments/settlements on notes payable - other	(1,908)	(1,287)
Proceeds from sale of common stock, net of expense	26	100

Net cash provided by financing activities	11,263	12,178

Net increase (decrease) in cash and cash equivalents	(138)	273
Cash and cash equivalents at beginning of period	809	312

Cash and cash equivalents at end of period	$671	$585

Other supplemental disclosures:
Cash paid for interest	$—	$—

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

The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company,” “Digital Lightwave,” “us,” “we,” “our,” etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the nine-month period ended September 30, 2005, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in Digital Lightwave’s Annual Report on Form 10-K for the year ended December 31, 2004.

Operational Matters

The Company continues to have insufficient short-term resources for the payment of its current liabilities. As of September 30, 2005, the Company had certain secured promissory notes in the amount of approximately $16.3 million plus accrued interest in the amount of approximately $900,000 that became due and payable on or before September 30, 2005 and which are now payable on demand to Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. In addition, as of September 30, 2005, accrued interest of approximately $3.7 million became due and payable and is now payable on demand, and all of the other outstanding debt owed by the Company to Optel in the principal amount of approximately $28.3 million plus accrued interest in the amount of approximately $129,000 will become due and payable on demand by Optel after December 31, 2005. If the Company is not able to obtain financing, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term and will not have the resources required for the payment of its current liabilities when they become due. During the first nine months of 2005, the Company has addressed this shortfall by obtaining financing from Optel. The Company has used the financing provided by Optel to fund (i) the satisfaction of substantially all of its outstanding debt and liabilities owed to creditors other than Optel, and (ii) the Company’s short term working capital needs.

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

As of November 4, 2005, we owed Optel approximately $44.6 million in principal plus accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum. The maturity dates and corresponding payment schedules related to these obligations are as follows:

•	Secured Convertible Promissory Note. Pursuant to that certain secured convertible promissory note, dated as of September 16, 2004, the Company borrowed $27.0 million from Optel on the following terms (the “Secured Convertible Promissory Note”):

•	Approximately $2.0 million of accrued and unpaid interest as of September 16, 2004, plus any interest that accrues on such $2.0 million in accrued and unpaid interest and any interest that accrues on $27.0 million in outstanding principal, is now due and payable on demand any time after September 16, 2005;

•	Interest that accrues from September 17, 2005, to December 31, 2005, is due and payable on demand at any time after December 31, 2005; and

•	$27.0 million of principal due and payable on demand at any time after December 31, 2005.

•	Short-Term Notes. Pursuant to those several short-term secured promissory notes issued by the Company to Optel since September 30, 2004, the Company borrowed an additional $17.6 million from Optel on the following terms (the “Short-Term Notes”):

•	Approximately $16.3 million plus accrued interest is currently payable on demand; and

•	$1.3 million plus accrued interest payable on demand at any time after September 30, 2005.

On February 10, 2005, at a special meeting of our stockholders, the conversion feature of the Secured Convertible Promissory Note was approved by our disinterested stockholders. Accordingly, all or any portion of such debt is convertible into our common stock at the option of Optel at any time. The conversion price is based upon the volume-weighted average trading price of our common stock during the five-day period preceding the date of any conversion. Further, as part of the conversion features approved by the disinterested stockholders, the Company is required to file a registration statement covering the offer and sale by Optel of the shares of common stock issuable upon conversion and to keep the registration statement effective until the date that is two years after the date that such registration statement is declared effective.

All of the foregoing transactions with Optel were approved by the Company’s board of directors, upon the recommendation of a special committee of the board. The special committee is composed solely of independent directors.

On March 11, 2005, we issued 981,258 shares of common stock to Optel in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note. As of November 4, 2005, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $31.1 million, and the Applicable Conversion Price was approximately $0.173. Accordingly, on November 4, 2005, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 179,304,866 shares of common stock. Further, conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of our other stockholders and give Optel and Dr. Zwan even greater control over the Company. If Optel converted all of the indebtedness evidenced by the Secured Convertible Promissory Note, including principal and accrued interest, into shares of common stock on November 4, 2005 at a conversion price of $0.173 per share, Optel and other entities controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, would control, in the aggregate, approximately 89.4% of the then outstanding shares of common stock after giving effect to the conversion.

On August 23, 2004, Optel entered into a guarantee agreement (the “Guarantee Agreement”) with Jabil Circuit, Inc. (“Jabil”), pursuant to which Optel guaranteed certain obligations of the Company owing to Jabil relating to purchase orders for production material issued by the Company to Jabil after June 30, 2004. Optel’s maximum obligation under the Guarantee Agreement is $1.88 million. Prior to the completion of the Guarantee Agreement, the Company was required to prepay Jabil for all orders of production material. With the Guarantee Agreement in place, the Company was able to pay for production material purchased from Jabil upon receipt of that material.

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

On August 31, 2005, the Company and Jabil entered into a Settlement Agreement and Mutual Release (the “Settlement

Agreement”) relating to an earlier Settlement Agreement (the “2004 Settlement”) that the Company and Jabil entered into effective as of May 11, 2004. In connection with the 2004 Settlement, the Company executed and delivered to Jabil a purchase order, a promissory note in the original principal amount of approximately $3.0 million, and a second promissory note in the original principal amount of approximately $2.2 million.

In connection with the Settlement Agreement, and in view of the fact that the Company’s current manufacturing needs have changed, Jabil and the Company agreed to amicably settle all outstanding principal and interest financial obligations between them relating to the 2004 Settlement. Under the terms of the Settlement Agreement, Jabil returned to the Company approximately $810,000 in parts inventory and work-in-progress materials that had been purchased by the Company and warehoused at Jabil for Jabil’s use in the on-going manufacturing of the Company’s finished goods.

Pursuant to the Settlement Agreement, the Company paid Jabil $1.9 million (the “Settlement Payment”) on August 31, 2005. The Company and Jabil exchanged mutual releases subject to specified exclusions and the Company picked up leftover parts inventory and work-in-progress materials in Jabil’s possession on September 9, 2005.

The Company has entered into discussions with Optel to restructure the Short-Term Notes and the Secured Convertible Promissory Note by extending the maturity date of such debt, to arrange for additional short-term working capital and to continue guarantees through letters of credit to secure vendor obligations. If the Company does not reach an agreement to restructure the Short-Term Notes and the Secured Convertible Promissory Note, continue its guarantees through letters of credit and obtain additional financing from Optel, we will be unable to meet our obligations to Optel and our other creditors, and in an attempt to collect payment, our creditors, including Optel, may seek legal remedies.

Effective as of June 8, 2004, the Company entered into a settlement agreement (the “Mediation Settlement Agreement”) with CIT Technologies Corporation (“CIT”), which resolves and settles certain disputes between the Company and CIT. Under the Mediation Settlement Agreement, CIT received $5.2 million in cash, 2,500,000 shares of common stock of the Company and certain equipment subject to the original lease agreements between the Company and CIT. Further, CIT dismissed the lawsuit it filed in April 2003. CIT was previously the Company’s largest unsecured creditor and had been seeking damages in excess of $15.6 million. (See Note 3 –Legal Matters)

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the nine months ended September 30, 2005, the Company’s impairment analysis calculated in accordance with the guidelines set forth in SFAS 144, indicated future cash flows from the Company’s operations were insufficient to cover the carrying value of the Company’s long-lived assets. Therefore, the Company calculated an impairment using the probability-weighted approach with an average life of five (5) years, and a risk-free rate of interest of 3%. As a result, during the nine months ended September 30, 2005, the Company recorded a total non-cash impairment charge for the remaining balance of its long-lived assets which included $2.8 million and $200,000 on its property and equipment and other assets, respectively. During the nine months ended September 30, 2004, no impairment charges were recorded because there were no events which occurred that required a measurement for impairment during that period.

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

	Nine Months Ended September 30,
(In thousands)	2005	2004
Beginning balance	$546	$678
Adjustment to warranty provision	595	258
Cost of warranty services	(449)	(393)

Ending balance	$692	$543

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

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the nine-month periods ended September 30, 2005 and 2004, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 136,027,632 and 101,207 for the three months ended September 30, 2005 and 2004, respectively. The total incremental shares from common stock equivalents were 136,215,891 and 318,339 for the nine months ended September 30, 2005 and 2004, respectively. The total incremental shares from common stock equivalents for the nine months ended September 30, 2005 included 188,259 from outstanding stock options and 136,027,632 shares that were issuable pursuant to the conversion feature of the Secured Convertible Promissory Note held by Optel Capital, LLC. Total outstanding stock options of 7,161,422 shares for the nine months ended September 30, 2005, were excluded from the computation, as the inclusion of such would be anti-dilutive. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

	Three Months Ended September 30,
	2005	2004
Basic:
Weighted average common shares outstanding	35,191,317	34,169,531
Total basic	35,191,317	34,169,531

Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	35,191,317	34,169,531

	Nine Months Ended September 30,
	2005	2004
Basic:
Weighted average common shares outstanding	34,932,690	32,691,107
Total basic	34,932,690	32,691,107
Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	34,932,690	32,691,107

Stock Based Compensation

At September 30, 2005, the Company had two stock-based employee compensation plans. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss because all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The stock-based compensation recorded in 2005 resulted from options issued to non-employee contractors. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 148, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per-share data)	2005	2004	2005	2004
Net loss, as reported	$(2,083)	$(2,090)	$(16,596)	$(6,220)
Add: Stock-based employee compensation included in reported net loss, net of related tax effects	3	—	19	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(176)	(872)	(1,630)	(2,715)

Pro forma loss	$(2,256)	$(2,962)	$(18,207)	$(8,935)

Loss per share:
Basic and diluted-as reported	$(0.06)	$(0.06)	$(0.48)	$(0.19)
Basic and diluted-pro forma	$(0.07)	$(0.09)	$(0.52)	$(0.27)

During the quarter ended September 30, 2005, the Company granted options to purchase an aggregate of 525,000 shares of the Company’s common stock at a weighted average exercise price of $0.26 per share. These options, which vest quarterly over three years, were granted to employees and directors under the Digital Lightwave, Inc. 2001 Stock Option Plan.

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

2. INVENTORIES

Inventories are summarized as follows:

(In thousands)	September 30, 2005	December 31, 2004
Raw materials	$3,292	$4,209
Work-in-process	239	164
Finished goods	850	984

	$4,381	$5,357

On August 31, 2005, the Company and Jabil amicably ended their manufacturing service relationship and all monies and inventories were exchanged as described herein.

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

On May 11, 2004, the Company and Jabil entered into a settlement agreement to resolve and settle certain disputes between the Company and Jabil, and Jabil agreed to continue to provide manufacturing services to the Company. As previously reported, on February 27, 2003, Jabil terminated the manufacturing services agreement and on March 19, 2003, commenced an arbitration proceeding against the Company seeking damages in excess of $6.8 million. On December 5, 2003, the Company entered into a manufacturing services letter agreement with Jabil specifying the terms under which Jabil would provide the Company with certain manufacturing services. The manufacturing services letter agreement expired on December 30, 2003, and the term of such letter agreement was extended through December 31, 2004. Jabil continued to provide manufacturing service during the nine months ended September 30, 2005. (See Note 3 – Legal Matters)

Effective as of January 21, 2005, the Company entered into an agreement with MC Test Service, Inc. (“MC”) to also provide outsourced manufacturing services. On March 15, 2005, Optel established an irrevocable letter of credit in the amount of $6.0 million on behalf of the Company and naming MC as beneficiary.

On August 31, 2005, the Company and Jabil entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) relating to an earlier Settlement Agreement (the “2004 Settlement”) that the Company and Jabil entered into effective as of May 11, 2004. In connection with the 2004 Settlement, the Company executed and delivered to Jabil a purchase order, a promissory note in the original principal amount of approximately $3.0 million, and a second promissory note in the original principal amount of approximately $2.2 million.

In connection with the Settlement Agreement, and in view of the fact that the Company’s current manufacturing needs have changed, Jabil and the Company have agreed to amicably settle all outstanding principal and interest financial obligations between them relating to the 2004 Settlement. Under the terms of the Settlement Agreement, Jabil returned to the Company approximately $810,000 in parts inventory and work-in-progress materials that had been purchased by the Company and warehoused at Jabil for Jabil’s use in the on-going manufacturing of the Company’s finished goods.

Pursuant to the Settlement Agreement, the Company paid Jabil $1.9 million (the “Settlement Payment”) on August 31, 2005. The Company and Jabil exchanged mutual releases subject to specified exclusions and the Company picked up leftover parts inventory and work-in-progress materials in Jabil’s possession on September 9, 2005.

The Company has established reserves for excess and obsolete inventory based upon current and expected sales trends, the amount of parts on-hand, the market value of parts on-hand and the viability and technical obsolescence of products and components.

3. LEGAL MATTERS

The Company has no current, pending or threatened litigation that could have a material adverse effect on the Company’s business or financial condition.

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

Effective as of May 11, 2004, the Company entered into a settlement agreement (the “2004 Settlement”) with Jabil, which resolves and settles certain and all disputes between Jabil and the Company. Pursuant to the 2004 Settlement, the Company executed promissory notes (the “Jabil Notes”) totaling approximately $5.2 million in favor of Jabil for unpaid accounts and certain inventory for which the Company had not paid. Further, the Company also placed additional purchase orders with Jabil for approximately $1.1 million and made cash payments to Jabil approximating $1.4 million in conjunction with new purchase orders and as initial payments under the Jabil Notes. Under the 2004 Settlement, the Company and Jabil agreed to dismiss the two lawsuits filed by Jabil in 2003, and Jabil agreed to continue to provide manufacturing services to the Company through December 31, 2004.

As of September 30, 2004, the combined value of notes payable to Jabil are reported in the balance sheet as current and long term portions of those notes payable approximating $1.2 million and $3.0 million, respectively. As a result of the 2004 Settlement, the Company realized a gain from debt forgiveness of approximately $0.5 million, of which $0.2 million has been recognized in the nine months ended September 30, 2004, as other income. The remaining $0.3 million is included as part of the restructured Jabil Notes, was reported in the balance sheet as a component of debt, and was amortized monthly as a reduction to interest expense through December 31, 2005.

On August 31, 2005, the Company and Jabil entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) relating to an earlier Settlement Agreement (the “2004 Settlement”) that the Company and Jabil entered into effective as of May 11, 2004. In connection with the 2004 Settlement, the Company executed and delivered to Jabil a purchase order, a promissory note in the original principal amount of approximately $3.0 million, and a second promissory note in the original principal amount of approximately $2.2 million.

In connection with the Settlement Agreement, and in view of the fact that the Company’s current manufacturing needs have changed, Jabil and the Company have agreed to amicably settle all outstanding principal and interest financial obligations between them relating to the 2004 Settlement. Under the terms of the Settlement Agreement, Jabil returned to the Company approximately $810,000 in parts inventory and work-in-progress materials that had been purchased by the Company and warehoused at Jabil for Jabil’s use in the on-going manufacturing of the Company’s finished goods.

Pursuant to the Settlement Agreement, the Company paid Jabil $1.9 million (the “Settlement Payment”) on August 31, 2005. The Company and Jabil exchanged mutual releases subject to specified exclusions and the Company picked up leftover parts inventory and work-in-progress materials in Jabil’s possession on September 9, 2005.

Other

The Company from time to time may be involved in various other lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations.

4. COMMITMENTS

At September 30, 2005, the Company had non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $3.6 million, with approximately $3.0 million of those purchase order commitments placed with MC Test Service, Inc. in conjunction with contract manufacturing services.

5. REVOLVING CREDIT FACILITY

In April 2002, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Wachovia Bank (the “Bank”). The Agreement expired on April 15, 2005. The terms of the Agreement provided the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company’s cash and cash equivalents and short-term investments. The advance rate varied between 80% and 95% and was dependent upon the composition and maturity of the available collateral. An availability fee of 0.10% per annum was payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement had an initial term of three years. The Agreement could have been terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank had the right to terminate the Agreement at any time, without notice upon or after the occurrence of an event of default.

At September 30, 2004, there was approximately $1.4 million of letters of credit outstanding under this facility collateralized by approximately $1.4 million of the Company’s cash and cash equivalents, which were classified as restricted at September 30, 2004. The Company currently has no additional borrowing capacity under this facility and accordingly has no outstanding balance as of September 30, 2005.

6. RELATED PARTY TRANSACTIONS

Notes Receivable

On February 15, 2005, in conjunction with a severance agreement between the Company and James R. Green, the Company’s former Chief Executive Officer, the Company agreed to forgive the entire amount of a note receivable from Mr. Green of approximately $374,000, including approximately $7,700 of accrued interest. Further, the Company agreed to release all collateral held as security against such note, including a second mortgage on Mr. Green’s residence. The costs associated with the forgiveness of the note and the severance agreement were reported as general and administrative expenses in the quarter ended March 31, 2005.

Notes Payable

As described above in Note 1 under the paragraph entitled “Operational Matters,” since February 2003 and through the date of this report, the Company has borrowed approximately $44.6 million from Optel, an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. In addition to the approximately $44.6 million in principal, there is approximately $5.2 million in accrued and unpaid interest which remains outstanding.

Also as described above in Note 1 under the paragraph entitled “Operational Matters,” Optel has provided additional working capital financing in the form of letters of credit totaling approximately $7.4 million with vendors of the Company named as beneficiaries.

7. NON-CASH TRANSACTIONS

During the nine months ended September 30, 2005, Optel elected to convert a total of $1.0 million of the Secured Convertible Promissory Note into 981,258 shares of common stock of the Company, reducing accrued interest payable by $1.0 million and increasing additional paid-in capital by the same amount. The number of shares issued increased common stock by $98.00.

During the nine months ended September 30, 2005, the Company forgave the notes receivable outstanding balance of $374,000 from Mr. James R. Green, the Company’s former Chief Executive Officer, as part of his severance arrangements (see Note 6 – Related Party Transactions).

Also during the nine months ended September 30, 2005, pursuant to the Settlement Agreement, the Company paid Jabil $1.9 million on the remaining notes which consisted of $3.1 million of principal and $300,000 of accrued interest. The Company realized a total non-cash gain of $1.7 million, which included a $1.5 million of debt settlement gain on the current notes as well as $200,000 remaining deferred gain on settlement of the restructured Jabil Notes (see Note 3 – Legal Matters).

During the nine months ended September 30, 2004, the Company completed litigation settlements representing $14.2 million of accrued litigation liabilities reported at December 31, 2003. Related to the CIT settlement, the Company paid $5.2 million in cash and recorded a non-cash deferred gain of $3.7 million, and an increase of $4.7 million to additional paid-in capital related to the issuance of 2,500,000 shares of common stock to CIT. The Company paid approximately $400,000 in cash related to certain other litigation settlements (see Note 3 – Legal Matters).

Further, the Jabil settlement, also completed in the nine months ended September 30, 2004, resulted in a $320,000 reduction in accounts payable and accrued expenses and a net increase of approximately $100,000 to notes payable (see Note 2 – Inventories).

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

OVERVIEW

Executive Summary

The Company has insufficient short-term resources for the payment of its current liabilities. As of September 30, 2005, the Company had certain secured promissory notes in the amount of approximately $16.3 million plus accrued interest in the amount of approximately $900,000 that became due and payable on or before September 30, 2005 and which are now payable on demand to Optel at any time. In addition, as of September 30, 2005, accrued interest of approximately $3.7 million became due and payable and is now payable on demand, and all of the other outstanding debt owed by the Company to Optel in the principal amount of approximately $28.3 million plus accrued interest in the amount of approximately $129,000 will become due and payable on demand by Optel after December 31, 2005. If the Company is not able to obtain financing, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term and will not have the resources required for the payment of its current liabilities when they become due. During the nine months ended September 30, 2005, the Company addressed this shortfall by obtaining financing from Optel. The Company’s ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on the Company’s ability to obtain additional financing from funding sources which may include, but may not be limited to, Optel. Optel currently is and continues to be the principal source of financing for the Company. The Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company.

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

For the nine months ended September 30, 2005, two customers accounted for approximately 15.4% and 14.5% of total sales, respectively. No other customers accounted for more than 10% of sales.

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

We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of September 30, 2005 was $285,000.

We also estimate the collectability of our accounts receivables. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. This reserve was reduced by approximately $545,000 during the nine months ended September 30, 2005 as a result of an anticipated product return and corresponding write-off of an account receivable that had aged beyond 120 days. Our accounts receivable balance as of September 30, 2005 was $3.7 million, net of our estimated reserve for uncollectible accounts of approximately $145,000.

We estimate the amount of excess and obsolete inventory. When evaluating the reserve for excess and obsolete inventory, we consider many factors, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $4.4 million as of September 30, 2005, net of our estimated reserve for excess and obsolete inventory of $15.8 million.

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. These events and circumstances include decrease in market price of a long-lived asset, change in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize impairments when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. During the nine months ending September 30, 2005 a review of the carrying value of our long-lived assets and the probability of recovering such value indicated that an additional $3.0 million impairment charge was required which represented an impairment of the Company’s remaining long-lived assets.

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of September 30, 2005 was approximately $692,000.

We estimate the amount of liability the Company may incur as a result of pending litigation. As of September 30, 2005, all previously reported litigation and disputes have been settled and resolved. Accordingly, there is no accrual for pending litigation at September 30, 2005.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company which occurred in the quarter and nine months ended September 30, 2005 compared to the quarter and nine months ended September 30, 2004. The following sets forth certain financial data as a percent of net sales:

	Percent of Net Sales for the Quarter Ended September 30,		Percent of Net Sales for the Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	100%	100%	100%	100%
Cost of goods sold	50	37	48	45

Gross profit	50	63	52	55

Operating expenses:
Engineering and development	49	79	76	41
Sales and marketing	42	144	65	60
General and administrative	12	39	30	22
Restructuring charges	—	—	—	—
Impairment of long-lived assets	—	—	29	—

Total operating expenses	103	262	200	123

Operating loss	(53)	(199)	(148)	(68)

Other income (loss), net	11	115	(12)	19

Loss before income taxes	(42)	(84)	(160)	(49)
Benefit from income taxes	—	—	—	—

Net Loss	(42)%	(84)%	(160)%	(49)%

Net Sales

Net sales for the three months ended September 30, 2005 increased $2.4 million, or 97%, to $4.9 million from $2.5 million for the three months ended September 30, 2004. The increase in sales was primarily a result of a $2.5 million, or 143%, increase in new customer sales of NIC and NAA products for the three months ended September 20, 2005 compared to the same period in 2004. International sales for the three months ended September 30, 2005 were approximately $2.5 million, or 51% of net sales, as compared to approximately $1.2 million, or 48% of net sales, for the three months ended September 30, 2004.

Net sales for the nine months ended September 30, 2005 decreased $2.2 million, or 18%, to $10.4 million from $12.7 million for the nine months ended September 30, 2004. The sales decrease related primarily to decreased volume reflecting the impact of more stringent credit policies applied by the Company. International sales for the nine months ended September 30, 2005 were approximately $3.9 million, or 37% of net sales, as compared to approximately $5.1 million, or 40% of net sales, for the nine months ended September 30, 2004.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2005 totaled approximately $2.4 million, or 50% of net sales, as compared to $923,000, or 37% of net sales, for the three months ended September 30, 2004. The increase in cost of goods sold for the three months ended September 30, 2005, reflected the corresponding increase in product shipments for the period. During the three months ended September 30, 2004, the Company recognized a benefit of $139,000 as part of the legal settlement with Jabil Circuit, Inc., whereby inventory that was written off at December 31, 2003 was shipped in the period, which reduced cost of sales by that amount. Excluding inventory adjustments, cost of goods sold was approximately $1.1 million, or 43% of net sales, for the three months ended September 2004.

Cost of goods sold for the nine months ended September 30, 2005 totaled approximately $5.0 million, or 48% of net sales, as compared to $5.7 million, or 45% of net sales, for the nine months ended September 30, 2004. The decrease in cost of goods reflected the decrease in sales volumes for the period. During the nine months ended September 30, 2004, the Company recognized a benefit of $756,000 resulting from the settlement with Jabil Circuit, Inc. as described above, offset by an inventory adjustment of $571,000. Excluding charges for inventory adjustments and reserves, cost of goods sold was approximately $5.9 million, or 47% of net sales, for the nine months ended September 30, 2004.

Gross Profit

Gross profit for the three months ended September 30, 2005 increased by approximately $900,000 to approximately $2.5 million, or 50% of net sales, from a gross profit of $1.6 million, or 63% of net sales, for the three months ended September 30, 2004. Gross profit for the three months ended September 30, 2005 reflected the increase in sales volumes for the period. Gross profit for the three months ended September 30, 2004 was affected by a benefit of $139,000 resulting from the settlement with Jabil Circuit, Inc., whereby inventory that was written off at December 31, 2003 was shipped in the period, which increased gross profit by that amount. Excluding inventory adjustments, gross profit is approximately $1.4 million, or 57% of net sales, for the three months ended September 30, 2004.

Gross profit for the nine months ended September 30, 2005 decreased by approximately $1.5 million to approximately $5.4 million, or 52% of sales, from a gross profit of $7.0 million for the nine months ended September 30, 2004. The decrease in gross profit for the three months ended September 30, 2005, reflected the decrease in sales volumes for the period. Gross profit in 2004 was impacted by a benefit of approximately $756,000 resulting from the settlement with Jabil Circuit, Inc., offset by a corresponding inventory adjustment of $571,000. Excluding charges for inventory adjustments and reserves, gross profit was approximately $6.8 million, or 53% of net sales for the nine months ended September 30, 2004.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the three months ended September 30, 2005 increased by approximately $449,000 to $2.4 million from approximately $2.0 million for the three months ended September 30, 2004. The increase in spending during the three months ended September 30, 2005, reflected additional investment in product development through the increase in the engineering staff and planned controlled spending initiatives to further the development of technologies and corresponding new products.

Engineering and development expenses for the nine months ended September 30, 2005 increased by approximately $2.7 million to $7.9 million from $5.2 million for the nine months ended September 30, 2004. This increase in expenses during the nine months ended September 30, 2005 reflected the additional investment in product development through increases in engineering staff and use of contract engineering services as well as planned controlled spending initiatives to further the development of technologies and corresponding new products.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows, and promotional materials, depreciation of demonstration units, bad debt and warranty expenses. Sales and marketing expenses for the three months ended September 30, 2005 were $2.1 million, a decrease of approximately $1.5 million over the three months ended September 30, 2004, spending of $3.6 million. This decrease over the same period in 2004 was primarily attributable to a decrease in the bad debt reserve and corresponding non-cash expense of approximately $1.3 million. The bad debt reserve was increased during the three months ended September 30, 2004, due to slower than anticipated collections of international sales from the first half of 2004.

Sales and marketing expenses for the nine months ended September 30, 2005, totaled $6.7 million, a decrease of approximately $870,000 from $7.6 million for the nine months ended September 30, 2004. The decrease over the comparable period in 2004 was primarily a result of a decrease in the bad debt reserve and corresponding non-cash expense of approximately $1.3 million. This decrease in bad debt expense was partially offset by increases in additional staff in sales and marketing; increased cost for parts used in warranty repair; and additional warranty provisions recorded during the nine months ended September 30, 2005.

General and Administrative

General and administrative expenses principally include salaries, other compensation, professional fees, facility rentals and information systems related to general management functions. General and administrative expenses for the three months ended September 30, 2005 decreased by approximately $366,000 to $598,000 from $964,000 for the three months ended September 30, 2004. The decrease in spending for the period was primarily attributable to no depreciation resulting from fully impaired assets, decreases in the annual premium of directors and officers insurance, contract services and legal fees.

General and administrative expenses for the nine months ended September 30, 2005, increased by approximately $376,000 to $3.1 million from $2.8 million for the nine months ended September 30, 2004. The increase in spending was primarily a result of a $446,000 severance and debt forgiveness costs relating to the resignation of the Company’s former Chief Executive Officer, James R. Green, during the nine months ended September 30, 2005.

Impairment of Long-Lived Assets

The Company’s impairment analysis as of September 30, 2005, calculated in accordance with the guidelines set forth in SFAS 144, indicated future cash flows from the Company’s operations were insufficient to cover the carrying value of the Company’s long-lived assets. Therefore, the Company calculated an impairment using the probability-weighted approach with an average life of five (5) years, and risk-free rate of interest of 3%. As a result, during the nine months ended September 30, 2005, the Company recorded a total non-cash impairment charge for the remaining balance of its long-lived assets, which included $2.8 million and $200,000 on its property and equipment and other assets, respectively. During the nine months ended September 20, 2004, no impairment charge was recorded because there were no events which occurred that required a measurement for impairment during that period.

Other Income and Expense, net

Other income, net, for the three months ended September 30, 2005 was $520,000 as compared to other income, net, of $2.9 million for the three months ended September 30, 2004. The decrease of approximately $2.4 million was primarily attributable to the $1.6 million gain in the forgiveness of debt associated with Jabil Circuit, Inc., offset by $1.1 million of interest expense during the three months ended September 30, 2005, compared to $3.7 million gain in the forgiveness of debt associated with a vendor settlement with CIT Technologies Corporation (“CIT”), offset by approximately $670,000 of interest expense during the three months ended September 30, 2004.

Other expense, net, for the nine months ended September 30, 2005 totaled $1.3 million, a decrease of $3.7 million as compared to other income, net, of $2.4 million for the nine months ended September 30, 2004. The decrease in other income, net, was the result of $1.2 million increase in interest expense reflecting increased debt levels and a $2.9 million decrease in the gain realized from the forgiveness of debt with certain vendors. During the nine months ended September 30, 2005, the Company realized $1.6 million gain from the forgiveness of debt with Jabil Circuit, Inc., compared to approximately $4.5 million gain from various vendors, of which $3.7 million was from the CIT settlement during the third quarter of 2004.

Provision for Income Taxes

No provision for income taxes was made for the three- and nine-month periods ending September 30, 2005 and 2004 due to the Company’s expected annual net losses. Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief it is more likely than not that future tax benefits will not be realized as a result of future income.

Net Loss

Net loss for the three months ended September 30, 2005 was approximately $2.1 million, or $0.06 per diluted share, compared to net loss of approximately $2.1 million or $0.06 per diluted share for the three months ended September 30, 2004, for the reasons discussed above. Net loss for the nine months ended September 30, 2005 approximated $16.6 million or $0.48 per diluted share basis compared to a net loss for the nine months ended September 30, 2004 of $6.0 million, or $0.19 per diluted share, for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company’s unrestricted cash and cash equivalents totaled approximately $671,000, a decrease of approximately $138,000 from December 31, 2004. As of September 30, 2005, the Company’s working capital deficit was $44.4 million as compared to a working capital deficit of $31.9 million at December 31, 2004. The Company had an accumulated deficit of approximately $131.9 million at September 30, 2005.

Beginning in the third quarter of 2001 and continuing through September 30, 2005, the Company experienced combined net losses of approximately $144.9 million. The Company expects to continue to incur operating losses during the remainder of the fiscal year 2005. Management has taken actions to reduce operating expenses and capital expenditures. The actions include restructuring operations to more closely align operating costs with revenue. As further discussed below, the Company’s ability to maintain sufficient liquidity in the future is dependent on raising additional capital, successfully negotiating extended payment terms with certain vendors and other creditors, maintaining tight controls over spending, successfully achieving product release schedules and attaining forecasted sales objectives.

The Company continues to have insufficient short-term resources for the payment of its current liabilities. During the nine months ended September 30, 2005, the Company addressed this shortfall by obtaining financing from Optel. The Company has used the financing provided by Optel to fund (i) the satisfaction of substantially all of its outstanding debt and liabilities owed to creditors other than Optel, and (ii) the Company’s short-term working capital needs.

As of November 4, 2005, the Company owed Optel approximately $44.6 million in principal plus accrued interest thereon, which debt is secured by a first priority security interest in substantially all of the Company’s assets and such debt accrues interest at a rate of 10% per annum. The maturity dates and corresponding payment schedules related to these obligations are as follows:

•	Secured Convertible Promissory Note. Pursuant to that certain secured convertible promissory note, dated as of September 16, 2004, the Company borrowed $27.0 million from Optel on the following terms (the “Secured Convertible Promissory Note”):

•	Approximately $2.0 million of accrued and unpaid interest as of September 16, 2004, plus any interest that accrues on such $2.0 million in accrued and unpaid interest and any interest that accrues on $27.0 million in outstanding principal is now due and payable on demand at any time after September 16, 2005;

•	Interest that accrues from September 17, 2005, to December 31, 2005, is due and payable on demand at any time after December 31, 2005; and

•	$27.0 million of principal due and payable on demand at any time after December 31, 2005.

•	Short-Term Notes. Pursuant to those several short-term secured promissory notes issued by the Company to Optel since September 30, 2004, the Company borrowed an additional $17.6 million from Optel on the following terms (the “Short-Term Notes”):

•	Approximately $16.3 million plus accrued interest is currently payable on demand; and

•	$1.3 million plus accrued interest payable on demand at any time after September 30, 2005.

On February 10, 2005, at a special meeting of the Company’s stockholders, the conversion feature of the Secured Convertible Promissory Note was approved by the Company’s disinterested stockholders. Accordingly, all or any portion of such debt is convertible into the Company’s common stock at the option of Optel at any time. The conversion price is based upon the volume-weighted average trading price of the Company’s common stock during the five-day period preceding the date of any conversion. Further, the Company is required to file a registration statement covering the offer and sale by Optel of the shares of common stock issuable upon conversion and to keep the registration statement effective until the date that is two years after the date that such registration statement is declared effective.

All of the foregoing transactions with Optel were approved by the Company’s board of directors, upon the recommendation of a special committee of the board. The special committee is composed solely of independent directors.

On March 11, 2005, the Company issued 981,258 shares of common stock to Optel in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note. As of November 4, 2005, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $31.1 million, and the Applicable Conversion Price was approximately $0.173 Accordingly, on November 4, 2005, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 179,304,866 shares of common stock. Further, conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of the Company’s stockholders, and give Optel and Dr. Zwan even greater control over the Company. If Optel converted all of the indebtedness evidenced by the Secured Convertible Promissory Note, including principal and accrued interest, into shares of common stock on November 4, 2005 at a conversion price of $0.173 per share, Optel and other entities controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, would control, in the aggregate, approximately 89.4% of the then outstanding shares of common stock after giving effect to the conversion.

On August 23, 2004, Optel entered into a guarantee agreement (the “Guarantee Agreement”) with Jabil, pursuant to which Optel guaranteed certain obligations of the Company owing to Jabil relating to purchase orders for production material issued by the Company to Jabil after June 30, 2004. Optel’s maximum obligation under the Guarantee Agreement is $1.88 million. Prior to the completion of the Guarantee Agreement, the Company was required to prepay Jabil for all orders of production material. With the Guarantee Agreement in place, the Company was able to pay for production material purchased from Jabil upon receipt of that material.

On March 15, 2005, Optel established an irrevocable letter of credit in the amount of $6.0 million on the Company’s behalf and naming MC Test Service, Inc. as beneficiary. MC Test Service, Inc. provides outsourced manufacturing services to the Company. With the letter of credit in place, MC Test Service, Inc. has extended to the Company regular payment terms to pay for purchased production material. The letter of credit expires on December 30, 2005.

On August 31, 2005, the Company and Jabil entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) relating to an earlier Settlement Agreement (the “2004 Settlement”) that the Company and Jabil entered into effective as of May 11, 2004. In connection with the 2004 Settlement, the Company executed and delivered to Jabil a purchase order, a promissory note in the original principal amount of approximately $3.0 million, and a second promissory note in the original principal amount of approximately $2.2 million.

In connection with the Settlement Agreement, and in view of the fact that the Company’s current manufacturing needs have changed, Jabil and the Company have agreed to amicably settle all outstanding principal and interest financial obligations between them relating to the 2004 Settlement. Under the terms of the Settlement Agreement, Jabil returned to the Company approximately $810,000 in parts inventory and work-in-progress materials that had been purchased by the Company and warehoused at Jabil for Jabil’s use in the on-going manufacturing of the Company’s finished goods.

Pursuant to the Settlement Agreement, the Company paid Jabil $1.9 million (the “Settlement Payment”) on August 31, 2005. The Company and Jabil exchanged mutual releases subject to specified exclusions and the Company picked up leftover parts inventory and work-in-progress materials in Jabil’s possession on September 9, 2005.

The Company has entered into discussions with Optel to restructure the Short-Term Notes and the Secured Convertible Promissory Note by extending the maturity date of such debt, to arrange for additional short-term working capital and to continue guarantees through letters of credit to secure vendor obligations. If the Company does not reach an agreement to restructure the Short-Term Notes and the Secured Convertible Promissory Note, continue its guarantees through letters of credit, and obtain additional financing from Optel, the Company will be unable to meet its obligations to Optel and its other creditors, and in an attempt to collect payment, its creditors, including Optel, may seek legal remedies.

The Company’s ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on its ability to obtain additional financing from funding sources which may include, but may not be limited to, Optel. As of September 30, 2005, the Company had certain secured promissory notes in the amount of approximately $16.3 million plus accrued interest in the amount of approximately $900,000 that became due and payable on or before September 30, 2005 and which are now payable on demand to Optel at any time. In addition, as of September 30, 2005, accrued interest of approximately $3.7 million became due and payable and is now payable on demand, and all of the other outstanding debt owed by the Company to Optel in the amount of approximately $28.3 million plus accrued interest in the amount of approximately $129,000 will become due and payable on demand by Optel after December 31, 2005. If the Company is not able to obtain financing, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term and will not have the resources required for the payment of its current liabilities when they become due. Optel currently continues to be the principal source of financing for the Company. The Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company.

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

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2005 was approximately $11.1 million. This was primarily the result of loss from operations of $16.6 million. The net loss from operations was favorably adjusted for a $3.0 million impairment charge, $374,000 forgiveness of a related party note receivable, $879,000 of depreciation and amortization; and offset by a $1.7 million gain on settlement of debt, and a decrease in the provision for excess and obsolete inventory of approximately $475,000. The cash provided by accounts payable and accrued expenses totaled approximately $4.0 million resulted primarily from accrued but unpaid interest expenses of $1.7 million; from unpaid trade accounts payable of approximately $1.0 million; and from the conversion of debt to stock of $1.0 million, which was applied first to accrued interest. Usage of on-hand inventory and increase in prepaid expenses and other assets provided operating cash of $978,000 and $132,000, respectively. Accounts receivable used operating cash of approximately $1.7 million on net sales of approximately $10.4 million, as new customer billings outpaced cash collections.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2005 was approximately $262,000. This was primarily the result of the purchase of property and equipment to further the development of technologies and corresponding new products.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2005 was approximately $11.3 million. This was primarily the result of proceeds of $13.1 million from borrowings from Optel, offset by payments of $1.9 million made on notes payable to Jabil Circuit, Inc. in conjunction with scheduled payments as well as the Settlement Agreement (see Note 2 – Inventories).

Revolving Credit Facility

In April 2002, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Wachovia Bank (the “Bank”). The Agreement expired on April 15, 2005. The terms of the Agreement provided the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company’s cash and cash equivalents and short-term investments. The advance rate varied between 80% and 95% and is dependent upon the composition and maturity of the available collateral. An availability fee of 0.10% per annum is payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement had an initial term of three years. The Agreement could have been terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank had the right to terminate the Agreement at any time, without notice upon or after the occurrence of an event of default. At September 30, 2004, there were approximately $1.4 million of letters of credit outstanding under this facility secured by approximately $1.4 million of the Company’s cash and cash equivalents which were classified as restricted at September 30, 2004. As stated above and in Note 5 – Revolving Credit Facility, the Agreement expired April 15, 2005 and the Company has no borrowing capacity under this facility and accordingly no outstanding balance under this Agreement.

Legal Proceedings

The Company has no current litigation; however, the Company from time to time may be involved in various lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are not exposed to material fluctuations in currency exchange rates because the majority of our sales and expenses are denominated in U.S. dollars.

Item 4.	Controls and Procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures are not sufficiently effective pursuant to the future requirements of the Sarbanes-Oxley Act of 2002 to ensure that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In conjunction with our procedures to implement the documentation and internal control requirements of the Sarbanes-Oxley Act of 2002 for companies of our size, we will initiate corrective actions necessary to address internal control deficiencies, and thereafter we will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company has no current, pending, or threatened litigation that could have a material adverse effect on the Company’s business or financial condition. The Company from time to time may be involved in various other lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Pursuant to the terms of the Secured Convertible Promissory Note, all or any portion of the debt is convertible into the Company’s common stock at the option of Optel at any time. The conversion price is based upon the volume-weighted average trading price of the Company’s common stock during the five-day period preceding the date of any conversion. Further, as part of the conversion features approved by the disinterested stockholders at a special meeting of the stockholders held on February 11, 2005, the Company is required to file a registration statement covering the offer and sale by Optel of the shares of common stock issuable upon conversion and to keep the registration statement effective until the date that is two years after the date that such registration statement is declared effective.

As of November 4, 2005, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $31.1 million, and the Applicable Conversion Price was approximately $0.173. Accordingly, on November 4, 2005, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 179,304,866 shares of common stock. Further, conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of our other stockholders, and give Optel and Dr. Zwan even greater control over the Company. If Optel converted all of the indebtedness evidenced by the Secured Convertible Promissory Note, including principal and accrued interest, into shares of common stock on November 4, 2005 at a conversion price of $0.173 per share, Optel and other entities controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, would control, in the aggregate, approximately 89.4% of the then outstanding shares of common stock after giving effect to the conversion.

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

A list of exhibits is set forth in the Exhibit Index found on page 26 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Digital Lightwave, Inc.
(Registrant)

By:	/s/ ROBERT F. HUSSEY
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 10, 2005

By:	/s/ ROBERT F. HUSSEY
Chief Accounting Officer
(Principal Financial Officer)

Date: November 10, 2005

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on August 12, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 18, 2005).

10.2*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on August 31, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 7, 2005).

10.3*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on September 14, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on September 20, 2005).

10.4*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on September 29, 2005 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 4, 2005).

31.1+	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2+	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Such exhibits are incorporated by reference.
+	Filed herewithin.