Form 10-K
period 2005-12-31
DIGITAL LIGHTWAVE INC
filed 2006-03-30
CIK 1016100

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Registrant’s telephone number, including area code: (727) 442-6677

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of Registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2005, was approximately $5,491,000 based on the last-sale price of $0.28 for shares of the Registrant’s Common Stock on such date as reported by the OTC Bulletin Board. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock issued and outstanding as of March 20, 2006, was 35,207,075.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed within 120 days after the close of the Registrant’s fiscal year ended December 31, 2005, are incorporated by reference into Part III.

FORM 10-K

For the Year Ended December 31, 2005

i

PART I

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially from the results and outcomes discussed in the forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements, except as required by law. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors” set forth in Item 1A and those contained from time to time in our other filings with the SEC. We caution you that our business and financial performance are subject to substantial risks and uncertainties.

Item 1. Business

Recent Developments

We continue to have insufficient short-term resources for the payment of our current liabilities. During the twelve months ended December 31, 2005, and continuing into the first three months of 2006, we have addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by our largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. Our ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on our ability to obtain additional financing from funding sources which may include, but may not be limited to, Optel. If we are not able to obtain financing, we expect that we will not have sufficient cash to fund our working capital and capital expenditure requirements for the near term and that we will not have the resources required for the payment of our current liabilities when they become due. Optel currently continues to be our principal source of financing. We have not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company.

As of March 20, 2006, we owed Optel approximately $48.8 million in principal plus accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum. The maturity dates and corresponding payment schedules related to these obligations are as follows:

•	Secured Convertible Promissory Note. Pursuant to that certain secured convertible promissory note, dated as of September 16, 2004, we borrowed $27.0 million from Optel on the following terms (the “Secured Convertible Promissory Note”):

•	Accrued and unpaid interest as of September 16, 2004, plus interest that accrued on the $27.0 million outstanding principal that became due and payable on September 16, 2005, is now currently due and payable on demand at any time;

•	Interest that accrues from September 17, 2005, to December 31, 2005, is now currently due and payable on demand at any time; and,

•	$27.0 million of principal is now currently due and payable on demand at any time.

•	Short-Term Notes. Pursuant to those several short-term secured promissory notes issued by the Company to Optel since September 30, 2004, we borrowed an additional $21.8 million from Optel on the following terms (the “Short-Term Notes”):

•	Approximately $19.8 million in principal plus accrued interest is now currently due and payable on demand at any time; and,

•	Approximately $2.0 million in principal plus accrued interest payable on demand at any time after March 31, 2006;

On February 10, 2005, at a special meeting of our stockholders, the conversion feature of the Secured Convertible Promissory Note was approved by our disinterested stockholders. Accordingly, all or any portion of such debt is convertible into our common stock at the option of Optel at any time. The conversion price is based upon the volume-weighted average trading price of our common stock during the five-day period preceding the date of any conversion. Further, as part of the conversion features approved by our disinterested stockholders, the Company is required to file a registration statement covering the offer and sale by Optel of the shares of common stock issuable upon conversion and to keep the registration statement effective until the date that is two years after the date that such registration statement is declared effective.

All of the foregoing transactions with Optel were approved by the Company’s board of directors, upon the recommendation of a special committee of the board. The special committee is composed solely of independent directors.

On March 11, 2005, we issued 981,258 shares of common stock to Optel in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note. As of March 20, 2006, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $32.2 million, and the applicable conversion price was approximately $0.43 per share. Accordingly, on March 20, 2006, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 74,776,660 shares of common stock. Further, conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of our other stockholders and give Optel and Dr. Zwan even greater control over the Company. If Optel converted all of the indebtedness evidenced by the Secured Convertible Promissory Note, including principal and accrued interest into shares of common stock on March 20, 2006, at an applicable conversion price of $0.43 per share, Optel and other entities controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, would control, in the aggregate, approximately 80.2% of the then outstanding shares of common stock after giving effect to the conversion.

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

Industry

The telecommunications industry is experiencing a modest stabilization after an abrupt halt of new investment and network expansion projects in 2002 through mid 2005. Consolidation, mergers and acquisitions, and business failures have resulted in fewer service providers competing for global market share, resulting in a significantly more stable market environment into which the Company sells its products and technologies. Announcements by major local access providers in North America have provided a new catalyst for the fiber optic networking industry through the planned expansion of fiber to the home (FTTH), fiber to the premise (FTTP) as well as a variety of combined fiber build outs matched to communities’ specific existing local loop infrastructure, collectively known as (FTTx). Multi-year FTTx projects have begun in several regions of the United States. Whereas well-established network infrastructure exists in North America, leading to a slowdown in new development, aggressive network build outs in international markets are ongoing and will facilitate the use and implementation of a group of loosely related technologies known as Next Generation (NextGen) technologies. NextGen typically applies to networks outside of the United States, designed specifically for the existing infrastructure and fiber backbones of the international networks.

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

Acquisitions

The Company expanded its product portfolio and customer installed base in the second half of 2002 through the acquisition of assets of two individual product lines in an effort to complement our original products and provide core intellectual property rights to our business:

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

These products are based on modular and scalable hardware and software platforms and a flexible architecture that allow customers to easily upgrade existing systems to accommodate new technologies and thereby preserve the value of their original investment. We are utilizing the core technology within our NIC product line to continue developing portable and embedded products that address the evolving needs of the optical networking industry. Current models and certain features of the NIC include:

•	NIC® ASA-312®, which analyzes North American optical networks (SONET rates: OC-1 through OC-48) and legacy electrical networks (T-carrier rates: DS0, DS1, DS3), operating at transmission rates ranging from 64Kbps to 2.5 Gbps and includes ATM analysis.

•	NIC 2.5G®, which simultaneously and independently analyzes global optical networks (OTN/SONET/SDH rates: OC-1/STM-0 through OC-48/STM-16) and global electrical networks (T-carrier/PDH rates: DS0, DS1, DS3, E1, E3, E4), operating at transmission rates ranging from 64 Kbps to 2.5 Gbps and includes ATM analysis.

•	NIC 10G®, which verifies and qualifies the performance of global high-speed optical networks (SONET/SDH rates: OC-48/STM-16 and OC-192/STM-64), operating at transmission rates ranging from 2.6 Gbps to 10 Gbps and includes Packet over SONET/SDH (POS) analysis.

•	NIC Plus®, a scalable testing platform for global optical networks (OTN/SONET/SDH rates: OC-1/STM-0 through OC-192/STM-64) and global electrical networks (T-carrier/PDH rates: DS0, DS1, DS3, E1, E3, E4), operating at transmission rates ranging from 64 Kbps to 10.7 Gbps and includes POS and ATM analysis. Jitter and Wander analysis is available up to 10.7 Gbps.

•	NIC GigE™ is comprised of four fully independent optical GigE ports, eight 10/100/1000 BASE-T ports and one optional 10GigE port. This module enables packet-level testing as well as the more traditional bit-error testing on Gigabit Ethernet traffic.

Sales of Network Installation and Maintenance Products generated approximately 68%, 74% and 71% of our net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Network Management Systems

This product category is comprised of the Company’s Network Access Agent (NAA) products and Optical Wavelength Manager (OWM) products. Using our products’ analysis capabilities, a network operator is able to monitor signal degradation, diagnose and isolate network failures, and maintain a constant view of the network. This ensures fulfillment of service-level agreements (SLA) with the operator’s customers and enables the operator to perform predictive analysis of certain situations in order to prevent potential network interruptions or failures.

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

Network Equipment Test and Measurement Products

The Network Equipment Test and Measurement Products category is comprised primarily of the Optical Test System (OTS). The OTS line employs patented Digital Phase Analysis technology, a test solution for optical jitter and wander, both of which are critical network synchronization measurements. Products in the OTS line provide highly scalable and flexible platforms addressing both the network operator and network equipment manufacturer markets. These products are capable of testing fiber-optic systems at rates from 155 megabits/second through 10 gigabits/second. By providing multi-channel support in a single system that is designed for ease of use and upgradeability with future product enhancements, the OTS line decreases test time, time to market, and manufacturing and deployment costs.

Network Management Services

The Company provides engineering staff and consulting services for network installation and testing, capacity engineering, traffic optimization, and network planning, as well as technical due diligence for the acquisition and integration of networks. The Company began offering these services in 2002.

Customers

Since inception and through December 31, 2005, the Company has sold over 5,800 units of the Network Information Computer and over 130 Network Access Agents to over 500 customers. The Company has sold 12 units under the Optical Test Systems product line and 75 units under the Optical Wavelength Manager product line since October 2002. The Company’s products are purchased and used by domestic and international customers in the following industry segments:

•	Incumbent Local Exchange Carriers;

•	Inter-Exchange Carriers;

•	Competitive Local Exchange Carriers;

•	Internet Service Providers;

•	Communications Equipment Manufacturers;

•	Carriers’ Carriers;

•	Utility Companies;

•	Equipment Rental and Leasing Companies;

•	Wireless Service Providers;

•	Enterprise Network Operators; and

•	Government Agencies.

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

For the year ended December 31, 2005, three customers combined to account for approximately 32% of net sales. For the year ended December 31, 2004, one customer accounted for approximately 21% of net sales. For the year ended December 31, 2003, two customers combined to account for approximately 27% of net sales. No other customer accounted for sales of 10% or more during those years.

Sales, Marketing and Customer Support

Sales

The Company primarily sells its products in the United States through a direct sales force to telecommunications service providers and network equipment manufacturers. The Company sells its products through a direct sales force in the United Kingdom and through a network of distributors located throughout Europe. The Company primarily sells its products in China through a direct sales force and utilizes distributors throughout the Asia Pacific region. Sales of our products have tended to be concentrated with a few major customers, and we expect sales will continue to be concentrated with a few major customers in the future. In the first quarter of 2003, the Company closed its sales offices in Brazil, Taiwan, Singapore, India and Australia and intends to utilize distributors for future sales in such regions. In the third quarter of 2005, the Company opened a direct sales office in Dubai, managed by our Vice President of International Sales, to facilitate the Company’s growing market penetration of the Middle East, India and Far East markets. Our direct sales force consisted of ten employees as of March 20, 2006.

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

Customer Support

The Company offers technical support to its customers 24 hours a day, seven days a week. The customer support organization is comprised of highly skilled employees with extensive experience across a broad range of fiber optics network equipment and technologies. All service and repair work is performed at certified facilities in Florida, Massachusetts, Italy, Australia, Mexico, India and Thailand. The Company offers a warranty of one to three years depending on the product as well as an extended warranty program.

Production

The Company’s NIC and NAA products are currently produced in Clearwater, Florida. The Company subcontracts the manufacture of computer systems boards, plastic molds and metal chassis and certain subassemblies and components for the NIC and NAA products. The Company performs final assembly and programs the products with our software. The Company implements strict quality control procedures throughout each stage of the manufacturing process and tests the boards and subassemblies at various stages in the process, including final test and qualification of the product.

In January 2002, we implemented our outsourcing strategy with Jabil Circuit, Inc. (“Jabil”), to provide product assembly, direct order fulfillment, manufacturing design and product cost improvement services for all of our NIC and NAA products. Effective as of May 11, 2004, we entered into a Settlement Agreement (the “2004 Settlement”) with Jabil, which resolved and settled certain disputes between us and provided for Jabil’s continuing manufacturing services to us through December 31, 2004. On August 31, 2005, the Company entered into a final Settlement Agreement and Mutual Release (the “Settlement Agreement”) relating to the 2004 Settlement that the Company and Jabil entered into effective May 11, 2004. In connection with the 2004 Settlement, the Company executed and delivered to Jabil a purchase order, a promissory note in the original principal amount of approximately $3.0 million, and a second promissory note in the original principal amount of approximately $2.2 million (the “Jabil Notes”).

In view of the fact that the Company’s current manufacturing needs have changed, Jabil and the Company have agreed to amicably settle all outstanding principal and interest financial obligations between them relating to the 2004 Settlement. Under the terms of the Settlement Agreement, Jabil returned to the Company approximately $810,000 in parts inventory and work-in-progress materials that have been purchased by the Company and warehoused at Jabil for Jabil’s use in the on-going manufacturing of the Company’s finished goods. Additionally, the Company paid Jabil $1.9 million on August 31, 2005. The Company and Jabil exchanged mutual releases subject to specified exclusions and the Company obtained any remaining parts inventory and work-in-progress materials in Jabil’s possession on September 9, 2005.

Effective as of January 31, 2005, we entered into a letter agreement with MC Test Service, Inc. (“MC”) to also provide outsourced manufacturing services. On March 15, 2005, Optel established an irrevocable letter of credit (“LC”) in the amount of $6.0 million on behalf of the Company and naming MC Test Service, Inc. as beneficiary. On December 16, 2005, Optel renewed the LC for $2.0 million and extended the expiration date to December 30, 2006. With the LC in place, MC has extended to the Company regular payment terms to pay for purchased production material. (See Note 9 to the Consolidated Financial Statements – Notes Payable, Line of Credit and Letter of Credit) In the future, any failure to maintain this manufacturing service agreement with MC, or to enter into a substitute manufacturing agreement in a timely fashion could interrupt our operations and adversely impact our ability to manufacture our products, book sales and fulfill customer orders.

The Company’s OWM and OTS products are currently produced in Melbourne, Florida and Billerica, Massachusetts. The Company subcontracts the manufacture of computer systems boards, plastic molds and metal chassis and certain subassemblies and components for the OTS and OWM products. The Company performs final assembly and programs the products with our software.

We currently utilize several key components in the manufacture of our products from sole-source or limited-source suppliers. Certain laser and laser amplifier components, power supplies, touch-screen sensors, single-board computers and SONET overhead terminators used in our NIC and the NAA products are sourced from a single or a limited number of suppliers. We purchase a filter, a controller board and an interface board from a single or limited number of suppliers for the NAA product. Certain oscillators, power supplies, single board computers, and other optical components are key components in the manufacture of our OTS products and are sourced from a single or limited number of supplies. We use detectors, switches and an embedded operating system as key components in the manufacture of our OWM products that are sourced from a single or limited number of suppliers. We are currently attempting to qualify certain additional suppliers for certain of the sole-sourced components. The loss of a supplier for any of these key components could seriously disrupt our operations. The Company also obtains other equipment manufacturers’ products for resale to customers.

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

During fiscal years 2005, 2004, and 2003, the Company spent approximately $7.8 million, $5.1 million, and $5.5 million, respectively, on engineering and development activities.

Intellectual Property

The Company’s success and its ability to compete depends upon its proprietary technology that the Company protects through a combination of patent, copyright, trade secret and trademark law. As of March 20, 2006, we have six issued patents relating to the NIC and NAA technology, and two issued patents relating to the DWDM technology in the United States. Currently we have 14 patents pending relating to our technology.

The Company’s strategy includes a plan to expand its presence in international markets and the laws of some foreign countries may not protect the Company’s proprietary rights to the same extent as do the laws of the United States. In addition, the Company may either license its proprietary rights to third parties or license certain technologies from third parties for use in its products.

To further protect its proprietary information, the Company generally enters into non-disclosure agreements and proprietary information and invention agreements with its employees and suppliers and limits access to and distribution of its proprietary information. However, it may be possible for third parties to copy or otherwise obtain and use the Company’s technology without authorization despite these precautions.

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

We believe that the principal competitors for our Network Installation and Maintenance Products are Agilent Technologies, Anritsu, EXFO Electro-Optical Engineering, Inc., JDSU, and Sunrise Telecom. We believe the principal competitors for our Network Management System and our Network Equipment Test and Measurement Products are Agilent, EXFO, and Spirent. Many of our competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources. A number of these competitors have long-established relationships with our customers and potential customers.

Regulatory Matters

The Company’s products must meet industry standards and regulations that are evolving as new technologies are deployed. In the United States, our products must comply with various regulations promulgated by the Federal Communications Commission and Underwriters Laboratories as well as industry standards established by the American Standards Institute and other organizations. Internationally, our products must comply with standards established by the European Union and communication authorities in other countries as well as with recommendations of the International Telecommunication Union. In addition, some of our planned products may be required to be certified by Telcordia in order to be commercially viable. The failure of our products to comply, or delays in compliance, with the various existing and evolving standards and regulations could adversely affect our ability to sell products.

International

The Company sells its products in domestic and international markets. Our domestic sales represented approximately 64%, 73% and 75% of our net sales for the years ending 2005, 2004, and 2003, respectively. The Company’s international sales represented approximately 36%, 27% and 25% total net sales for the years ended 2005, 2004, and 2003, respectively.

Employees

As of March 20, 2006, we employed a full-time staff of 79 employees. None of the Company’s employees are represented by labor unions, and we believe our relations with our employees are good.

Item 1A. Risk Factors

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

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent registered public accounting firm’s report on our consolidated financial statements as of and for the fiscal year ended December 31, 2005, includes an explanatory paragraph that states we have suffered recurring losses from operations and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern.

Beginning in the third quarter of 2001 and continuing through December 31, 2005, we incurred combined net losses of $149.4 million. For the years ended December 31, 2005, and December 31, 2004, we reported net losses of approximately $21.1 million and $12.9 million, respectively, and cash flows used by operations of $13.6 million and $17.4 million, respectively. We anticipate that our operating losses will continue in fiscal year 2006. Management has taken actions to reduce operating expenses and capital expenditures, including restructuring operations to more closely align operating costs with net sales.

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

As of December 31, 2005, we had approximately $499,000 of unrestricted cash and cash equivalents and a working capital deficit of approximately $48.8 million. In addition to the unrestricted cash and cash equivalents, our current assets included approximately $2.7 million in net accounts receivable and approximately $4.8 million in net inventory. Our current liabilities included approximately $4.2 million in accounts payable and accrued liabilities, $5.9 million in accrued interest and approximately $46.9 million in current notes payable. We are currently unable to pay our liabilities as they become due.

We need to raise additional capital.

From February 2003 through September 17, 2004, we borrowed approximately $27.0 million from Optel and its affiliates. In September 2004, we restructured this debt and issued Optel a secured convertible promissory note having the following terms:

•	Interest rate of 10% per annum;

•	Accrued and unpaid interest as of September 16, 2004, plus interest that accrued on the $27.0 million outstanding principal that became due and payable on September 16, 2005, is now currently due and payable on demand at any time;

•	Interest that accrues from September 17, 2005, to December 31, 2005, is now currently due and payable on demand at any time;

•	$27.0 million of principal is now currently due and payable on demand at any time; and,

•	Secured by a first priority security interest in substantially all of the assets of the Company.

On May 11, 2004, Jabil and the Company entered into a settlement agreement (the “2004 Settlement”), which resolved and settled certain and all previous disputes between Jabil and the Company. During 2004, the Company made scheduled principal payments under the Jabil Notes, including the initial payments of approximately $1.8 million.

On August 23, 2004, Optel entered into a guarantee agreement with Jabil Circuit, Inc., or Jabil, pursuant to which Optel guaranteed certain obligations of the Company owing to Jabil relating to purchase orders for production material issued by the Company to Jabil after June 30, 2004. Optel’s maximum obligation under the guarantee agreement was $1.88 million. Prior to the completion of the guarantee agreement, the Company was required to prepay Jabil for all orders of production material. With the guarantee agreement in place, the Company was able to pay for production material purchased from Jabil upon receipt of that material.

On August 31, 2005, the Company entered into a final Settlement Agreement and Mutual Release (the “Settlement Agreement”) relating to the “2004 Settlement” that the Company and Jabil entered into effective May 11, 2004. In connection with the 2004 Settlement, the Company executed and delivered to Jabil a purchase order, a promissory note in the original principal amount of approximately $3.0 million, and a second promissory note in the original principal amount of approximately $2.2 million.

In view of the fact that the Company’s current manufacturing needs have changed, Jabil and the Company have agreed to amicably settle all outstanding principal and interest financial obligations between them relating to the 2004 settlement. Under the terms of the Settlement Agreement, Jabil returned to the Company approximately $810,000 in parts inventory and work-in-progress materials that had been purchased by the Company and warehoused at Jabil for Jabil’s use in the on-going manufacturing of the Company’s finished goods and the Company paid Jabil $1.9 million on August 31, 2005. The Company and Jabil exchanged mutual releases subject to specified exclusions and the Company obtained any remaining parts inventory and work-in-progress materials in Jabil’s possession on September 9, 2005.

On December 2, 2004, Optel established an irrevocable standby letter of credit in the amount of approximately $1.4 million on our behalf and naming Lightwave Drive LLC, our landlord, as beneficiary. The letter of credit expires in December 2006. The letter of credit replaces a previous letter of credit in the same amount, previously issued by us which had expired. The expired letter of credit had been secured by a restricted cash deposit of $1.4 million.

From September 30, 2004, through December 31, 2005, we borrowed approximately an additional $19.8 million from Optel pursuant to the Short-Term Notes. Since January 1, 2006 we borrowed an additional $2.0 million from Optel pursuant to the Short-Term Notes. (See Note 9 to the Consolidated Financial Statements – Notes Payable, Line of Credit and Letter of Credit) The Short-Term Notes have the following terms:

•	Interest Rate of 10% per annum;

•	Approximately $19.8 million in principal plus accrued interest is now currently due and payable on demand at any time;

•	Approximately $2.0 million in principal plus accrued interest payable on demand at any time after March 31, 2006; and,

•	Secured by a first priority security interest in substantially all of the assets of the Company.

On December 31, 2005, Optel notified us that it was not demanding payment of the approximately $46.8 million that was then and is currently payable upon demand by Optel, but that it reserved its right to do so in the future.

On February 10, 2005, at a special meeting of our stockholders, the conversion feature of the Secured Convertible Promissory Note was approved by our disinterested stockholders. Accordingly, all or any portion of such debt is convertible into our common stock at the option of Optel at any time. The conversion price is based upon the volume-weighted average trading price of our common stock during the five-day period preceding the date of any conversion. Further, as part of the conversion features approved by our disinterested stockholders, the Company is required to file a registration statement covering the offer and sale by Optel of the shares of common stock issuable upon conversion and to keep the registration statement effective until the date that is two years after the date that such registration statement is declared effective.

On March 11, 2005, we issued 981,258 shares of common stock to Optel in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note. As of March 20, 2006, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $32.2 million, and the applicable conversion price was approximately $0.43 per share. Accordingly, on March 20, 2006, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 74,776,660 shares of common stock. Further, conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of our other stockholders and give Optel and Dr. Zwan even greater control over the Company. If Optel converted all of the indebtedness evidenced by the Secured Convertible Promissory Note, including principal and accrued interest into shares of common stock on March 20, 2006, at an applicable conversion price of $0.43 per share, Optel and other entities controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, would control, in the aggregate, approximately 80.2% of the then outstanding shares of common stock after giving effect to the conversion.

On March 15, 2005, Optel established an irrevocable letter of credit in the amount of $6.0 million on our behalf and naming MC Test Service, Inc. as beneficiary. MC Test Service, Inc. provides outsourced manufacturing services to us. With the letter of credit in place, MC Test Service, Inc. has extended to us regular payment terms to pay for purchased production material. On December 16, 2005, Optel renewed the letter of credit for the amount of $2.0 million and extended the expiration date to December 30, 2006.

All of the foregoing transactions with Optel were approved by the Company’s board of directors, upon the recommendation of the special committee of the board. The special committee is composed solely of independent directors.

We have entered into discussions with Optel to restructure the Short-Term Notes and the Secured Convertible Promissory Note by extending the maturity date of such debt, to arrange for additional short-term working capital and to continue guarantees through letters of credit to secure vendor obligations. If we do not reach an agreement to restructure the Short-Term Notes and the Secured Convertible Promissory Note, continue its guarantees through letters of credit and obtain additional financing from Optel, we will be unable to meet our obligations to Optel and our other creditors, and in an attempt to collect payment, our creditors, including Optel, may seek legal remedies, including filing a petition for involuntary bankruptcy, or we may elect to seek relief by filing a voluntary bankruptcy petition.

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

We are dependent on contract manufacturers to produce our printed circuit assemblies and rely on sole and limited source suppliers which could adversely affect our operations.

The Company’s NIC and NAA products are currently produced in Clearwater, Florida. The Company subcontracts the manufacture of computer systems boards, plastic molds and metal chassis and certain subassemblies and components for the NIC and NAA products. The Company performs final assembly and programs the products with our software. The Company implements strict quality control procedures throughout each stage of the manufacturing process and tests the boards and subassemblies at various stages in the process, including final test and qualification of the product. Effective as of January 31, 2005, we entered into a letter agreement with MC Test Service, Inc. of Melbourne, Florida, to provide our subcontract manufacturing services. In the future, any failure to maintain our agreements with MC Test Service or enter into a substitute manufacturing agreement in a timely fashion could interrupt our operations and adversely impact our ability to manufacture our products, book sales and fulfill customer orders.

The Company’s OWM and OTS products are currently produced at both Noah Industries, Inc., an outsourced pilot production facility in Melbourne, Florida and in Billerica, Massachusetts, a company owned facility. The Company subcontracts the manufacture of computer systems boards, plastic molds and metal chassis and certain subassemblies and components for the OTS and OWM products. The Company performs final assembly and programs the products with our software.

We currently utilize several key components in the manufacture of our products from sole-source or limited-source suppliers. Certain laser and laser amplifier components, power supplies, touch-screen sensors, single-board computers and SONET overhead terminators used in our NIC and the NAA products are sourced from a single or a limited number of suppliers. We purchase a filter, a controller board and an interface board from a single or limited number of suppliers for the NAA product. Certain oscillators, power supplies, single board computers, and other optical components are key components in the manufacture of our OTS products and are sourced from a single or limited number of supplies. We use detectors, switches and an imbedded operating system as key components in the manufacture of our OWM products that are sourced from a single or limited number of suppliers. We are currently attempting to qualify certain additional suppliers for certain of the sole-sourced components. The loss of a supplier for any of these key components could seriously disrupt our operations.

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

As of March 20, 2006, Dr. Bryan J. Zwan, our chairman of the board, beneficially owned 13,420,008 shares of our common stock, which represented approximately 38.1% of our outstanding common stock as of that date. Of those shares, 920,000 shares, or approximately 2.6% of our outstanding common stock as of that date, were subject to forward sales agreements. In addition, all or any portion of the Secured Convertible Promissory Note held by Optel, an entity controlled by Dr. Zwan, is convertible into our common stock at the option of Optel at any time. The conversion price of the Secured Convertible Promissory Note is based upon the volume-weighted average trading price of our common stock during the five-day period preceding the date of any conversion (the “Applicable Conversion Price”). As of March 20, 2006, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $32.2 million and the Applicable Conversion Price was approximately $0.43 per share. Accordingly, on March 20, 2006, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 74,776,660 shares of our common stock. If Optel had fully converted the Secured Convertible Promissory Note into shares of common stock on March 20, 2006, Dr. Zwan would have been the beneficial owner of 88,196,669 shares of common stock as of such date, which would have represented approximately 80.2% of our outstanding common stock after giving effect to the conversion. Any such conversion of the Secured Convertible Promissory Note would substantially dilute the interests of existing stockholders of the Company. In addition, as the beneficial holder of a majority of the common stock of the Company, Dr. Zwan would have substantial control over matters to be determined by the stockholders of the Company, which control may be exercised in a manner adverse to the interests of other stockholders of the Company.

In addition, as of March 20, 2006, we owed Optel Capital, LLC, approximately $48.8 million plus accrued interest, which debt is secured by a first priority security interest in substantially all of our assets, and Optel has entered into various other commercial and financial arrangements with us, our creditors and our vendors. Approximately $46.8 million of the amount we owe Optel is currently payable upon demand and approximately $2.0 million will become payable upon demand by March 31, 2006 (See “We need to raise additional capital” under the caption entitled Risk Factors). Should Optel demand payment upon the Short-Term Notes, the Company would not have the resources to satisfy its obligations to Optel, and Optel may seek legal remedies, including filing a petition for involuntary bankruptcy, or we may elect to seek relief by filing a voluntary bankruptcy petition.

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

Since 2001, we have undertaken a number of initiatives to reduce costs. These measures have included significant reductions in workforce, temporary executive salary reductions, and the outsourcing of manufacturing and production for our NIC and NAA product lines.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. For the fiscal year December 31, 2005, net sales from international customers represented approximately 36% of our total net sales for that period. We anticipate that net sales from international customers will continue to represent a significant portion of our total net sales. In addition, many of our new distributors, service and sales personnel are increasingly located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

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

We shipped our first product, the NIC, in February 1996, and we have shipped in excess of 5,800 units. However, we have experienced limited product shipments with respect to our NAA, OTS, and OWM products. In addition, we have incurred substantial costs, including costs to:

•	develop and enhance our technology and products;

•	develop our engineering, production and quality assurance operations;

•	recruit and train sales, marketing and customer service groups;

•	build administrative and operational support organizations; and

•	establish international sales channels and strengthen existing domestic sales channels.

Our net losses totaled approximately $21.1 million and $12.9 million for the years ended December 31, 2005 and December 31, 2004, respectively. We anticipate that our operating losses will continue in fiscal year 2006 as we create and introduce new products and technologies and develop additional distribution channels. We expect that any related increases in net sales will lag behind these cost increases for the foreseeable future. If we cannot fund expected losses until we achieve operating profitability or positive cash flow from operations, we may not be able to meet our cash and working capital requirements, which would have a material adverse effect on our business, financial condition and results of operations.

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

For example, under the newly issued SFAS No. 123R, we will be required to account for equity issued under our stock plans as a compensation expense, and our net income and net income per share will be significantly reduced. Currently, we record compensation expense only in connection with option grants that have an exercise price below the trading price of the stock. For option grants that have an exercise price less than the fair market value for the options (which reflect expected future increases in the stock price), we calculate compensation expense and disclose their impact on net income (loss) and net income (loss) per share, as well as the impact of all stock-based compensation expense in a footnote to the consolidated financial statements. SFAS No. 123R requires that we adopt the new accounting provisions beginning in our first quarter of 2006, and will require us to expense share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights, as compensation cost.

Compliance with the Sarbanes-Oxley Act will cause us to incur additional expenses.

We will continue to make a significant investment to comply with the requirements of the Sarbanes-Oxley Act, and specifically Section 404 as required by the appropriate regulatory authority for the fiscal year ended December 31, 2006. The allocation of financial and human resources sufficient to ensure the completion of proper documentation, testing, disclosure and remediation efforts will negatively impact our operating results.

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

The majority of our sales are from our initial product, the NIC, and we expect that sales of NIC will continue to account for a substantial portion of our sales for the foreseeable future. During 1998, we started shipping a commercial version of our NAA based on the same core technology as the NIC. We cannot predict the future level of acceptance by our customers of the NAA product, and we may not be able to generate significant net sales from this product. We are uncertain about the size and scope of the market for our current and future products, including the product lines we have acquired. Our future performance will depend on increased sales of the NIC, market acceptance of the NAA, our ability to successfully transition the OWM and OTS products obtained in 2002, and the successful development, introduction and market acceptance of other new and enhanced products.

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

For the year ended December 31, 2005, three customers combined to account for approximately 32% of net sales. For the year ended December 31, 2004, one customer accounted for approximately 21% of net sales. For the year ended December 31, 2003, two customers combined to account for approximately 27% of net sales. No other customer accounted for sales of 10% or more during those years.

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

Our success and our ability to compete depend upon our proprietary technology that is protected through a combination of patent, copyright, trade secret and trademark law. As of March 20, 2006, we had six issued patents relating to the NIC and NAA technology and two issued patents relating to the Dense Wavelength Division Multiplexing technology in the United States. Currently, we have 14 patents pending relating to our technology. We cannot assure you that the patents for which we have applied or intend to apply will be issued or that the steps that we take to protect our technology will be adequate to prevent misappropriation. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Our business strategy includes a plan to continue the increase in net sales in international markets, and the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States.

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

Sales or issuances of a large number of shares of our common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 20, 2006, 35,207,075 shares of our common stock were outstanding. Of these shares, 23,697,599 are eligible for sale in the public market without restriction, including 5,000,000 shares held by an entity controlled by Dr. Zwan, our largest stockholder, that are registered for resale. In addition, entities controlled by Dr. Zwan hold an additional 8,420,008 shares of outstanding common stock, including 920,000 shares that are subject to forward sales agreements. As an “affiliate” of the Company (as defined under Rule 144 of the Securities Act of 1933, as amended), Dr. Zwan may only sell shares of common stock in the public market in compliance with the volume limitations of Rule 144 or pursuant to an effective registration statement.

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

Our common stock is classified as a “penny stock” under SEC rules, which may make it more difficult for our stockholders to resell our common stock.

Our common stock trades on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it was listed on a national securities exchange or quoted on the Nasdaq National Market or the Nasdaq SmallCap Market. Because our common stock is not traded on a stock exchange or on Nasdaq, and the market price of the common stock is less than $5.00 per share, the common stock is classified as a “penny stock.” Rule 15g-9 of the Securities Exchange Act of 1934 as amended, imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” These include the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters and production and shipping facilities are located at 15550 Lightwave Drive, Clearwater, Florida. We currently lease the building space from Lightwave Drive LLC. The lease expires in November 2008 and may be extended by the company for up to two five-year periods.

We also maintain an engineering and assembly and repair facility located at 101 Billerica Avenue, Building 4, Billerica, Massachusetts. We sublease the facility from Agilent Technologies, Inc. The sublease was renewed during fiscal year 2004, and expires May 31, 2006. We are currently in the process of renegotiating the lease.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2005, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of Common Stock have traded on the OTCBB under the symbol “DIGL” since June 8, 2005. Prior to that, the Company’s shares were traded on the Nasdaq SmallCap Market under the same symbol since September 23, 2004 and prior to that on the Nasdaq National Market, also under the same symbol since February 7, 1997. The following table sets for the high and low prices of our Common Stock as reported by the Nasdaq National Market, the Nasdaq SmallCap Market and OTCBB, as applicable, during the periods indicated for fiscal years ending December 31, 2005 and 2004.

	Common Stock
	High	Low
2004
1st Quarter	$3.43	$0.85
2nd Quarter	$2.99	$0.73
3rd Quarter	$1.64	$1.05
4th Quarter	$1.65	$0.93

2005
1st Quarter	$1.34	$0.75
2nd Quarter	$0.95	$0.25
3rd Quarter	$0.31	$0.21
4th Quarter	$0.40	$0.12

On March 20, 2006, the last-sale price of the Company’s Common Stock was $0.45 per share. As of March 20, 2006, there were 649 holders of record of the Company’s Common Stock.

Dividend Policy

The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future. We anticipate that any earnings in the near future will be retained for the development and expansion of its business.

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2005 and 2004, there were no sales of unregistered securities, except for those disclosed in a previously filed Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

	For the Years Ended December 31,
	2005	2004	2003		2002		2001
Consolidated Statement of Operations:
Net sales	$12,882	$13,739	$7,514		$17,823		$82,780
Gross profit (loss) (8)	1,872	1,097 (1)	(9,450	)(2)	(8,957	)(2)	51,170
Operating expenses:
Engineering and development (8)	7,752	5,133	5,535		14,798		14,985
Sales and marketing (8)	5,774	6,113	8,033		12,756		22,261
General and administrative	3,461	3,932	7,527		7,904		8,063
Restructuring charge	—	40 (3)	744	(3)	1,646	(3)	500	(3)
Litigation settlements and charges	—	—	—		1,512	(4)	4,100	(5)
Impairment of long-lived assets	3,369 (6)	322 (6)	3,302	(6)	15,945	(6)	—

Total operating expenses	20,356	15,540	25,141		54,561		49,909

Income (loss) from operations	(18,484)	(14,443)	(34,591)		(63,518)		1,261
Other income (loss)	(2,609)	1,565	2,175		(22)		1,545

Net income (loss)	$(21,093)	$(12,878)	$(32,416)		$(63,540)		$2,806

Basic and diluted net income (loss) per share (7)	$(0.60)	$(0.39)	$(1.03)		$(2.03)		$0.09

Weighted average common and common equivalent shares outstanding	35,094,986	33,065,582	31,489,642		31,361,412		30,927,386

Consolidated Balance Sheet Data:
Cash and cash equivalents	$499	$809	$312		$612		$51,044
Working capital (deficit)	$(48,789)	$(31,920)	$(25,930)		$(2,018)		$64,755
Total assets	$8,314	$12,554	$17,924		$42,398		$86,262
Total long-term liabilities	$438	$265	$517		$783		$809
Stockholders’ equity (deficit)	$(49,190)	$(29,146)	$(21,140)		$10,764		$74,066

(1)	Includes the benefit of $800,000 resulting from settlement with Jabil Circuit, Inc., offset by a $617,000 inventory adjustment and a charge of $1.3 million for excess and obsolete inventory for the year ending December 31, 2004.
(2)	Includes a charge of $4.0 million for the year ended December 31, 2003, and $12.7 million for the year ended December 31, 2002, for obsolete inventory as described in Note 3 of the Consolidated Financial Statements – “Inventory.” Additionally, for the year ended December 31, 2003, includes a charge of approximately $4.0 million for inventory claims for inventory held at Jabil as discussed in Note 16 of the Consolidated Financial Statements – “Legal Proceedings.”
(3)	Includes restructuring expense of $40,000, $700,000, $1.6 million and $500,000 for fiscal years ending December 31, 2004, 2003, 2002 and 2001, respectively for charges as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” and Note 15 of the Consolidated Financial Statements – “Restructuring”
(4)	Includes a charge of $1.5 million made in connection with the Seth Joseph arbitration as described in Note 16 of the Consolidated Financial Statements – “Legal Proceedings.”

(5)	Includes a charge of $4.1 million made in connection with the Seth Joseph arbitration as described in Form 10-K for the fiscal year ended December 31, 2001.
(6)	Includes an impairment charge for long-lived assets of $3.4 million, $322,000, $3.3 million and $15.9 million, for the years ended December 31, 2005, December 31, 2004, December 31, 2003, and December 31, 2002, respectively. The impairments are a result of the carrying value of property and equipment and other long-lived assets being in excess of the estimated fair value of such assets as described in Note 1 of the Consolidated Financial Statements – “Summary of Significant Accounting Policies.”
(7)	Incremental shares for common stock equivalents are not included in the loss per share calculations due to the anti–dilutive effect.
(8)	Amounts reflect the reclassification of certain costs from engineering and development and sales and marketing expense, for production and customer service department costs, to cost of goods sold.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially from the results and outcomes discussed in the forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements, except as required by law. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors” set forth in Item 1A and those contained from time to time in our other filings with the SEC. We caution you that our business and financial performance are subject to substantial risks and uncertainties. The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto that appear elsewhere in this Report.

Executive Summary

The Company continues to have insufficient short-term resources for the payment of its current liabilities. During the twelve months ended December 31, 2005, and continuing into the first three months of 2006, the Company has addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. As of December 31, 2005, the Company had a secured convertible note and various secured promissory notes in the aggregate amount of approximately $46.8 million plus accrued interest in the amount of approximately $5.9 million that became due and payable on or before December 31, 2005 and which are now payable on demand to Optel at any time. If the Company is not able to obtain additional financing, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term and will not have the resources required for the payment of its current liabilities when they become due. The Company’s ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on the Company’s ability to obtain additional financing from funding sources which may include, but may not be limited to, Optel. Optel currently is and continues to be the principal source of financing for the Company. The Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company.

The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable or that it will continue as a going concern. As a result, our independent certified public accountants have included an explanatory paragraph for a going concern in their report for the year ended December 31, 2005.

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

Sales of our products have tended to be concentrated with a few major customers and we expect sales will continue to be concentrated with a few major customers in the future. For the year ended December 31, 2005, three customers combined to account for approximately 32% of net sales. For the year ended December 31, 2004, one customer accounted for approximately 21% of net sales. For the year ended December 31, 2003, two customers combined to account for approximately 27% of net sales. No other customer accounted for sales of 10% or more during those years.

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

To maintain our market share, we are focused on maintaining technological leadership with our product lines and expanding our sales network to identify emerging opportunities and improve our account presence. During fiscal years 2004 and 2005, we expanded our international presence through the use of local distributors in Europe, Asia and the Middle East, while maintaining strong relationships with important domestic customers. Technologically, we continue to develop new applications for our installed product base to be realized with the use of new modular add-ons and enhancements to meet the growing needs of global high-speed data service requirements. During fiscal years 2004 and 2005, we broadened our product offering and capabilities with the following important new products and enhancements:

Fiscal Year 2004

•	Serial Analyzer Interface Module functionality added to NIC.

Allows for the testing of legacy connectivity via serial interfaces. Government entities and others who use lower speed, legacy network connection interfaces are outfitted with an “all-in-one” solution for modern high-speed testing, through the NIC advanced feature offerings as well as lower-speed testing needs.

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

•	Introduction of 155 MHz-2.5 GHz Jitter/Wander to NIC, allows for Jitter and Wander testing of SDH and SONET networks at 155 MHz, 622 MHz and 2.5 GHz. Includes automatic compliance testing to the ITU standards.

Fiscal Year 2005

•	Introduction of 2.6 GHz OTN Jitter/Wander to NIC, allows for Jitter and Wander testing of 2.6 GHz OTN Jitter/Wander networks.

•	High Density Ethernet added to the NIC, the high density Ethernet circuit pack supports 8 electrical 10/100/1000 Mbps ports and 4 optical 1-Gbps Ethernet ports simultaneously. The optical ports are user accessible SFP modules.

•	10 Gbps Ethernet added to the NIC, the 10 Gbps Ethernet circuit pack supports both LAN and WAN interfaces and works simultaneously with the High Density Ethernet card. The optical port is a user accessible XFP module.

•	System Controller II Upgrade added to the NIC, the system controller II enhances processing power, drive space, supports enhanced BITS/SETS Jitter/Wander features and reduces boot time.

•	Mini Operational Support System (MOSS) added to support NIC and SpanView product families, the MOSS software system provides a user friendly interface that monitors all NIC and SpanView products in a customer network. The MOSS consolidates all the elements in the network in a single view, collects performance data and provides an SQL interface for integration into other companies’ Operational Support System (OSS).

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

We make significant judgments and estimates and assumptions in connection with establishing these valuation allowances. If we made different judgments or used different estimates or assumptions for establishing such amounts, it is likely that the amount and timing of our revenue or operating expenses for any period would be materially different.

We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of December 31, 2005 was $285,000.

We also estimate the collectibility of our accounts receivables. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of December 31, 2005 was $2.7 million, net of our estimated reserve for uncollectible accounts of $145,000.

We estimate the amount of excess and obsolete inventory. We consider many factors when making our estimates, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products when evaluating the adequacy of the reserve for excess and obsolete inventory. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $4.8 million as of December 31, 2005, net of our estimated reserve for excess and obsolete inventory of approximately $15.7 million.

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that indicate whether carrying amounts of long-lived assets may not be recoverable. These events and circumstances include decrease in market price of a long-lived asset, change in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize impairment when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. We could be required to take an additional impairment charge in the future should our actual cash flows be less than forecasted. During the year ending December 31, 2005, a review of the carrying value of our long-lived assets and the probability of recovering such value indicated that an additional $3.4 million impairment charge was required which represented an impairment of the Company’s remaining long-lived assets.

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

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of December 31, 2005 was approximately $813,000.

We estimate the amount of liability the Company may incur as a result of pending litigation. The Company is currently not involved in any legal proceedings or claims and, accordingly, has no accrued liability resulting from pending litigation as of December 31, 2005. During 2005, we recorded a gain of approximately $1.5 million relating to settlements of certain disputes and litigation during the year. See Note 16 of the Consolidated Financial Statements - Legal Proceedings.

Results of Operations

The following table sets forth certain financial data expressed as a percentage of net sales.

	Year Ended December 31,
	2005	2004	2003
Net sales	100%	100%	100%
Cost of goods sold (1)	85	92	226

Gross profit (loss)	15	8	(126)

Operating expenses:
Engineering and development (1)	60	38	73
Sales and marketing (1)	45	44	107
General and administrative	27	29	100
Restructuring charge	-	-	10
Impairment of long-lived assets	26	2	44

Total operating expenses	158	113	334

Operating income (loss)	(143)	(105)	(460)
Interest income	-	-	1

Interest expense	(32)	(18)	(29)
Other income (expense),net	11	29	57

Income (loss) before income taxes	(164)	(94)	(431)

Net income (loss)	(164)%	(94)%	(431)%

-	Represents less than 1% of net sales.
(1)	During 2005, the Company changed its presentation of costs associated with the production and customer service departments from engineering and development and sales and marketing to cost of goods sold. These costs totaled approximately $5.0 million, $5.1 million and $3.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

Net Sales

Net sales for the year ended December 31, 2005, decreased by $857,000, or 6%, to $12.9 million from $13.7 million for the year ended December 31, 2004. Sales to existing customers for the year represented approximately 78% of sales, or $10.1 million as compared to approximately 89% of sales, or $12.1 million for 2004. During 2005, the Company shipped 309 total NIC and NAA units as compared to 370 units for the year ended December 31, 2004.

International sales for the year ended December 31, 2005, as a percentage of net sales, increased from 27% to 36% of net sales. For the year ended December 31, 2005, international sales increased by $959,000 or 26%, to $4.7 million from $3.7 million over the prior year.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2005 decreased by $1.6 million, or 13%, to $11.0 million as compared to $12.6 million for the year ended December 31, 2004. The decrease in cost of goods sold was due to a reduction in charges related to excess and obsolete inventory and other inventory claims as well as lower product sales. During 2004, there was a charge of approximately $1.3 million to increase the excess and obsolete inventory reserve. Cost of goods sold includes direct material costs and the costs of material purchased from third party manufacturers as well as labor and overhead for production and service.

Gross Profit

Gross profit for the year ended December 31, 2005, improved to $1.9 million from $1.1 million for the year ended December 31, 2004. Gross profit for the year ended December 31, 2004, excluding the charges related to excess and obsolete inventory and the write-off of inventory claims for inventory held at Jabil Circuit, was $2.4 million. Gross margins for the years ended December 31, 2005 and 2004, excluding the charges related to excess and obsolete inventory, were approximately 15% and 17%, respectively. The decrease in gross margin year over year was attributable to a decrease in the volume of sales spread over the fixed portion of the cost of goods sold.

Engineering and Development

Engineering and development expenses principally include salaries for engineering, development and certain operations personnel, depreciation of product development assets, outside consulting fees and other development expenses. Engineering and development expenses for the year ended December 31, 2005, increased by $2.6 million to $7.8 million, or 60% of net sales, from $5.1 million, or 38% of net sales, for the year ended December 31, 2004. The increase in spending during the year reflected additional investment in product development through the increase of engineering staff and planned controlled spending initiatives to further the development of technologies and corresponding new products.

Sales and Marketing

Sales and marketing expenses principally include salaries for sales, marketing and certain operations personnel, commissions, travel, tradeshows, promotional materials, and depreciation associated primarily with demonstration and loaner units. Sales and marketing expenses for the year ended December 31, 2005, decreased by $339,000 to $5.8 million, or 45% of net sales, from $6.1 million, or 44% of net sales, for the year ended December 31, 2004. The decrease in expenses represents a reduction in depreciation due to fixed assets being fully impaired (See Note 1 to the Consolidated Financial Statements - Summary of Significant Accounting Policies), partially offset by increases in lease of competitor’s units for demonstration at customer sites, consultant fees for international and new product accounts and third party and/or distributor commissions.

General and Administrative

General and administrative expenses principally include salaries, professional fees, facility rentals, compensation and information systems related to general management functions. General and administrative expenses for the year ended December 31, 2005, decreased by $471,000 to $3.5 million, or 27% of net sales, from $3.9 million, or 29% of net sales for the year ended December 31, 2004. The decrease related to reductions in depreciation reflecting full impairment of the remaining long-lived assets’ carrying value, reductions in the various tax expense accounts reflecting adjustments of estimated remaining liabilities, less consultant fees and contract services as well as reductions in the board of directors’ fees as negotiated. These were partially offset by $445,000 of severance and debt forgiveness costs relating to the resignation of the Company’s former Chief Executive Officer, James R. Green during the fiscal year ended December 31, 2005.

Impairment of Property and Equipment

For the year ended December 31, 2005, the Company’s analysis, calculated in accordance with the guidelines set forth in SFAS 144, indicated future cash flows from the Company’s operations were insufficient to cover the carrying value of the Company’s long-lived assets. Therefore, the Company calculated an impairment using the probability-weighted approach with an average life of five years, and risk-free rate of interest of 3%. As a result during the fiscal year ended December 31, 2005, the Company recorded a total non-cash impairment charge for the remaining balance of its long-lived assets, which included $3.2 million and $200,000 on its property and equipment and other assets, respectively. During 2004, the Company recorded asset impairment charges of $322,000 related to certain of its long-lived assets (See Note 1 to the Consolidated Financial Statements – Summary of Significant Accounting Policies)

Other Income (Expense)

Other expense for the year ended December 31, 2005, decreased by $4.2 million to $2.6 million of other expense from $1.6 million of other income in the year ended December 31, 2004. The decrease represents a reduction of other income resulting from settlement of debt and payables to approximately $1.5 million in 2005 compared to $4.0 million in 2004, as well as the increase in interest expense of approximately $1.6 million associated with the increase in notes payable.

Net Income (loss)

Net loss for the year ended December 31, 2005, was $21.1 million, or $0.60 per diluted share, an increase of approximately $8.2 million, from a net loss of $12.9 million, or $0.39 per diluted share, for the year ended December 31, 2004, for the reasons discussed above.

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

Net Sales

Net sales for the year ended December 31, 2004, increased by $6.2 million, or 83%, to $13.7 million from $7.5 million for the year ended December 31, 2003. Sales to existing customers for the year represented 89% of sales, or $12.1 million as compared to 80% of sales, or $6.0 million for 2003. During 2004, the Company shipped 370 total NIC and NAA units compared with 168 units for the year ended December 31, 2003. The telecommunications industry, our customer base, experienced a recognizable turnaround in fiscal year 2004 following a dramatic downturn during 2002 and 2003, brought on by a significant decrease in network build-outs and capital spending by the telecommunications carriers and equipment manufacturers.

International sales for the year ended December 31, 2004, as a percentage of net sales, increased from 25% to 27% of total sales. For the year ended December 31, 2004, international sales increased by $1.8 million, or 48%, to $3.7 million from $1.9 million over the prior year.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2004, decreased by $4.3 million, or 26%, to $12.6 million as compared to $17.0 million for the year ended December 31, 2003. The decrease in cost of goods sold was impacted by an increase in the volume of units sold offset by a reduction in charges related to excess and obsolete inventory. During 2004, there was a charge of approximately $1.3 million to increase the excess and obsolete inventory reserve compared to $4.0 million in such charges during 2003 and $4.0 million write-off of inventory claims held at Jabil Circuit, Inc in 2003. Cost of goods sold consists of direct material costs and the costs of material purchased from third party manufacturers as well as labor and overhead for production and service.

Gross Profit

Gross profit for the year ended December 31, 2004, improved to $1.1 million from a gross loss of $9.5 million for the year ended December 31, 2003. Gross profit for the year ended December 31, 2004, excluding the charges related to excess and obsolete inventory was $2.4 million compared to a gross loss of $1.5 million for the year ended December 31, 2003 excluding the charges related to excess and obsolete inventory and the write-off of inventory claims for inventory held at Jabil. Gross margin for the year ended December 31, 2004, excluding the charges related to excess and obsolete inventory, was approximately 17% compared to a gross margin loss of 19%, for the year ended December 2003, excluding the charges related to excess and obsolete inventory and the write-off of inventory claims for inventory held at Jabil. The increase in gross margin year over year is attributed to a favorable shift in product mix offset in part by the decrease in the average selling price of the NIC product line.

Engineering and Development

Engineering and development expenses principally include salaries for engineering, development and certain operations personnel, depreciation of product development assets, outside consulting fees and other development expenses. Engineering and development expenses for the year ended December 31, 2004, decreased by $402,000 to $5.1 million or 38% of net sales, from $5.5 million, or 73% of net sales for the year ended December 31, 2003. The decrease in the expense related to reductions in force implemented in 2003 partially offset by increase in new product development efforts as well as a reduction in depreciation expenses resulting from the long-lived asset impairments taken in 2002 and 2003. (See Note 1 to the Consolidated Financial Statements – Summary of Significant Accounting Policies).

Sales and Marketing

Sales and marketing expenses principally include salaries for sales, marketing and certain operations personnel, commissions, travel, tradeshows, promotional materials, and depreciation associated primarily with demonstration and loaner units. Sales and marketing expenses for the year ended December 31, 2004 decreased by $1.9 million to $6.1 million, or 44% of net sales, from $8.0 million, or 107% of net sales for the year ended December 31, 2003. The decrease in the expense represented a decrease a reduction in depreciation due to the return of capital leases to CIT Technologies Corporation (See Note 16 to the Consolidated Financial

Statements – Legal Proceedings), and a reduction in expenses related to international offices which were closed in 2003. These decreases were offset in part by an increase in bad debt expense of approximately $98,000 during 2004 compared to a decrease of $444,000 in bad debt expense during 2003.

General and Administrative

General and administrative expenses principally include salaries, professional fees, facility rentals, compensation and information systems related to general management functions. General and administrative expenses for the year ended December 31, 2004, decreased by $3.6 million, or 29% of net sales, from $7.5 million, or 100% of net sales, for the year ended December 31, 2003. The decrease relates to workforce reductions implemented throughout 2003, as well as declines in directors and officers insurance premiums, legal fees and facility rentals.

Restructuring Charges

During fiscal years 2002 and 2003, the board of directors approved a number of business restructuring and cost reductions initiatives in response to the downturn in the economy and specifically, the telecommunications industry. These initiatives included multiple reductions in the work force and the closing of the Company’s sales offices in Brazil, Singapore, India and Australia. The Company recorded restructuring charges of $700,000 in the fiscal year ending December 31, 2003. At December 31, 2004, all outstanding liabilities relating to these restructuring efforts had been fully satisfied. (See Note 15 to the Consolidated Financial Statements – Restructuring)

Impairment of Property and Equipment

During 2004, the Company recorded asset impairment charges of $322,000 related to certain of its long-lived assets compared to $3.3 million during the fiscal year 2003. The amount of the impairment was determined using estimates of future cash flows for the Company. (See Note 1 to the Consolidated Financial Statements – Summary of Significant Accounting Policies)

Other Income (Expense)

Other income for the year ended December 31, 2004 decreased by $611,000 to $1.6 million from $2.2 million in the year ended December 31, 2003. The decrease represented a reduction of other income resulting from settlement of payables of approximately $4.0 million in 2004 compared to $4.3 million in 2003, offset in part by increased interest expense of approximately $270,000 associated with the net increase in notes payable of approximately $15.9 million.

Net Income (loss)

Net loss for the year ended December 31, 2004 was $12.9 million, or $0.39 per diluted share, an improvement of $20.0 million, from a net loss of $32.4 million, or $1.03 per diluted share, for the year ended December 31, 2003 for the reasons discussed above.

Liquidity and Capital Resources

As of December 31, 2005, the Company’s unrestricted cash and cash equivalents were approximately $499,000, a decrease of $310,000 from December 31, 2004. As of December 31, 2005, the Company’s working capital deficit was approximately $48.8 million as compared to a working capital deficit of $31.9 million at December 31, 2004. During 2005, we incurred a net loss of $21.1 million and cash flows used by operations of $13.6 million. In 2004, we incurred a net loss of $12.9 million and cash flows used by operations of $17.4 million. We had an accumulated deficit of $136.4 million at December 31, 2005.

Beginning in the third quarter of 2001 and continuing through December 31, 2005, the Company has incurred combined net losses of $149.4 million. The Company expects to continue to incur operating losses in fiscal year 2006. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues. As further discussed below, our ability to maintain sufficient liquidity in the future is dependent on us raising additional capital, successfully negotiating extended payment terms with certain vendors and other creditors, maintaining tight controls over spending, successfully achieving our product release schedules and attaining our forecasted sales objectives.

The Company continues to have insufficient short-term resources for the payment of its current liabilities. During the twelve months ended December 31, 2005, and continuing into the first three months of 2006, the Company has addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. The Company has used the financing provided by Optel to fund (i) the satisfaction of substantially all of its outstanding debt and liabilities owed to creditors other than Optel, and (ii) the Company’s short-term working capital needs.

As of March 20, 2006, the Company owed Optel approximately $48.8 million in principal, plus accrued interest thereon, which debt is secured by a first priority security interest in substantially all of the Company’s assets and such debt accrues interest at a rate of 10% per annum. The maturity dates and corresponding payment schedules related to these obligations are as follows:

•	Secured Convertible Promissory Note. Pursuant to that certain secured convertible promissory note, dated as of September 16, 2004, the Company borrowed $27.0 million from Optel on the following terms (the “Secured Convertible Promissory Note”):

•	Accrued and unpaid interest as of September 16, 2004, plus interest that accrued on the $27.0 million outstanding principal that became due and payable on September 16, 2005, is now currently due and payable on demand at any time;

•	Interest that accrues from September 17, 2005, to December 31, 2005, is now currently due and payable on demand at any time; and,

•	$27.0 million of principal is now currently due and payable on demand at any time.

•	Short-Term Notes. Pursuant to those several short-term secured promissory notes issued by the Company to Optel since September 30, 2004, the Company borrowed an additional $21.8 million from Optel on the following terms (the “Short-Term Notes”):

•	Approximately $19.8 million in principal plus accrued interest is now currently due and payable on demand at any time; and,

•	Approximately $2.0 million in principal plus accrued interest payable on demand at any time after March 31, 2006;

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

On March 11, 2005, the Company issued 981,258 shares of common stock to Optel in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note. As of March 20, 2006, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $32.2 million, and the applicable conversion price was approximately $0.43 per share. Accordingly, on March 20, 2006, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 74,776,660 shares of common stock. Further conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of the Company’s other stockholders and give Optel and Dr. Zwan even greater control over the Company. If Optel converted all of the indebtedness evidenced by the Secured Convertible Promissory Note, including principal and accrued interest, into shares of common stock on

March 20, 2006, at an applicable conversion price of $0.43 per share, Optel and other entities controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, would control, in the aggregate, approximately 80.2% of the then outstanding shares of common stock after giving effect to the conversion.

On March 15, 2005, Optel established an irrevocable letter of credit in the amount of $6.0 million on the Company’s behalf and naming MC Test Service, Inc. as beneficiary. MC Test Service, Inc. provides outsourced manufacturing services to us. With the letter of credit in place, MC Test Service, Inc. has extended to us regular payment terms to pay for purchased production material. On December 16, 2005, Optel renewed the letter of credit for the amount of $2.0 million and extended the expiration date to December 30, 2006.

The Company has entered into discussions with Optel to restructure the Short-Term Notes and the Secured Convertible Promissory Note by extending the maturity date of such debt, to arrange for additional short-term working capital and to continue guarantees through letters of credit to secure vendor obligations. If we do not reach an agreement to restructure the Short-Term Notes and the Secured Convertible Promissory Note, continue its guarantees through letters of credit and obtain additional financing from Optel, we will be unable to meet our obligations to Optel and our other creditors, and in an attempt to collect payment, our creditors, including Optel, may seek legal remedies, including filing a petition for involuntary bankruptcy, or we may elect to seek relief by filing a voluntary bankruptcy petition.

The Company’s ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on its ability to obtain additional financing from funding sources which may include, but may not be limited to, Optel. As of December 31, 2005, the Company had certain Secured Convertible Promissory Note and Short-Term Notes in the amount of approximately $46.8 million plus accrued interest in the amount of $5.9 million that became due and payable on or before December 31, 2005 and which are now payable on demand to Optel at any time. If the Company is not able to obtain additional financing, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term and will not have the resources required for the payment of its current liabilities when they become due. Optel currently continues to be the principal source of financing for the Company. The Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company.

The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable or that it will continue as a going concern. As a result, our independent certified public accountants have included an explanatory paragraph for a going concern in their report for the year ended December 31, 2005.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2005, was $13.6 million. This was primarily attributable to the net loss in 2005 of $21.1 million. The net loss from operations was favorably adjusted for a $3.4 million impairment charge, $374,000 forgiveness of a related party note receivable, $879,000 of depreciation and amortization; and offset by a $1.7 million gain on settlement of accounts payable and accrued litigation and a decrease in the provision for excess and obsolete inventory of $539,000. The increase in accounts payable and accrued expenses totaled approximately $5.1 million resulted primarily from accrued but unpaid interest expenses of $2.9 million; from unpaid trade accounts payable of $1.6 million; and from the conversion of debt to stock of $1.0 million, which was applied first to accrued interest. Usage of on-hand inventory and increase in prepaid expenses and other assets provided operating cash of $276,000 and $326,000, respectively. Accounts receivable used operating cash of approximately $603,000 on net sales of approximately $12.9 million, as new customer billings outpaced cash collections.

Net cash used in operating activities for the year ended December 31, 2004, was $17.4 million. This reflects a net loss in 2004 of $12.9 million, coupled with decreases in accrued litigation charges of $5.8 million, settlements of accounts payable and accrued litigation of $4.4 million, increases in accounts receivable of $963,000 and increases in prepaid expenses and other assets of $364,000. These were partially offset by a $2.6 million decrease in net inventories, a $1.5 million increase in accounts payable and accrued expenses as well as $2.1 million of non-cash expenses including, but not limited to depreciation and amortization of $2.3 million and an impairment charge for long-lived assets of $322,000.

Net cash used in operating activities for the year ended December 31, 2003, was $16.4 million. This was primarily the result of a net loss of $32.4 million on revenues of $7.5 million. After adjusting the net loss for 2003 by $10.8 million for non-cash items that impacted the Consolidated Statement of Operations, including but not limited to depreciation, amortization, allowance for bad debts, impairment of long-lived assets, restructuring charges, the result was a negative impact to cash of $21.6 million. During 2003, we paid approximately $3.4 million in expenses and settlements associated with the Seth Joseph matter. (See Note 16 to the Consolidated Financial Statements – Legal Proceedings) Accounts receivable and inventory both contributed cash to operations. Accounts receivable decreased $3.4 million as a result primarily of collections exceeding billings. In fulfilling customer orders, we were able to reduce inventory by approximately $2.1 million, thereby reducing our cash requirements. Additionally, our increase of $3.8 million in accounts payable and accrued liabilities provided a positive flow of cash to the Company.

Investing Activities

Net cash used in investing activities was approximately $262,000 for the year ended December 31, 2005. This was primarily the result of the purchase of property and equipment to further the development of technologies and corresponding new products.

Net cash provided from investing activities was approximately $1.9 million for the year ended December 31, 2004. This was generated by the release of restricted cash of approximately $2.0 million, partially offset by $133,000 of purchases of property and equipment.

Net cash provided from investing activities totaled $2.4 million for the year ended December 31, 2003. This was attributable to the repayment of a note receivable of approximately $800,000, the $388,000 reduction in our restricted cash requirements, and the sale and maturity of unrestricted short–term investments totaling $1.5 million. This provision of cash was offset in part by the purchase of fixed assets totaling approximately $313,000.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2005 of $13.5 million was principally a result of $15.4 million additional financing provided by Optel, LLC and Optel Capital, LLC (see Note 12 to the Consolidated Financial Statements – Related Party Transactions) offset by payments of $1.9 million made on notes payable to Jabil in conjunction with scheduled payments as well as the Settlement Agreement (See Note 3 to the Consolidated Financial Statements – Inventories). The proceeds provided by Optel’s financing were used to fund the operating losses.

Net cash provided by financing activities for the year ended December 31, 2004, was approximately $16.1 million. This was primarily attributable to $17.8 million in financing provided by Optel, LLC and Optel Capital, LLC. (See Note 12 to the Consolidated Financial Statements – Related Party Transactions) Financing proceeds were used to fund operating losses, settlement payments and payments made on notes to Jabil Circuit, Inc. of $1.8 million. (See Note 9 to the Consolidated Financial Statements – Notes Payable, Line of Credit and Letter of Credit)

Net cash provided by financing activities for the year ended December 31, 2003, was $13.6 million and resulted primarily from $14.6 million in financing provided by Optel, LLC and Optel Capital, LLC. The proceeds provided by this financing were used to fund operating losses and to fund settlement payments with various creditors and vendors. (See Note 12 to the Consolidated Financial Statements – Related Party Transactions)

Revolving Credit Facility

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

Legal Proceedings

As of the date of this report, the Company is not aware of any pending litigation, claims or assessments that would have a material adverse effect on the Company’s business, financial condition and results of operations. (See Note 16 to the Consolidated Financial Statements - Legal Proceedings)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions either prospectively or retrospectively beginning in the first quarter of 2006. The Company has determined that it will adopt SFAS No. 123R prospectively but has not determined the impact of applying SFAS No. 123R to its financial statements.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, which is effective for inventory costs incurred by the Company beginning fiscal year 2006. The amendments made by SFAS 151 will improve financial reporting by clarifying those abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its financial statements.

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2005, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K by the Commission under the Securities Exchange Act of 1934, as amended.

Other Material Commitments

The Company’s contractual cash obligations as of December 31, 2005 are summarized (in thousands) in the table below.

Contractual Cash Obligations	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Notes Payable - Related Party (1)	$46,830	$46,830	$—	$—	$—
Operating leases	5,463	1,868	3,595	—	—
Non-cancelable purchase orders (2)	2,596	2,596	—	—	—
Notes Payable - Other (1)	55	55	—	—	—

Total contractual cash obligations	$54,944	$51,349	$3,595	$—	$—

(1)	Notes payable obligations are presented exclusive of accrued interest. (See Note 9 to the Consolidated Financial Statements - Notes Payable, Line of Credit and Letter of Credit)
(2)	Reflects non-cancelable inventory purchase orders.

Trends and Uncertainties

During 2005, the telecommunications industry experienced a modest recovery, aided by the broader improvement in the global economy. This recovery follows a period from 2001 to 2003 where the economy in general and the telecommunications industry specifically experienced a significant downturn. While there can be no assurance of the continuation of the current positive trends in the economy and in the telecom industry, we see the recovery in the telecommunications sector and fiber optic test equipment market continuing in the near term.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures are not effective pursuant to the requirements of the Sarbanes-Oxley Act of 2002 to ensure that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specifies by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In conjunction with our procedures to implement the documentation and internal control requirements of the Sarbanes-Oxley Act of 2002 for companies of our size, we will initiate corrective actions necessary to address internal control deficiencies, and thereafter we will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) under the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by regulations of the SEC to furnish the Company with copies of all Section 16(a) forms that they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company’s officers, directors and greater than ten percent (10%) stockholders complied with all applicable Section 16(a) filing requirements for the fiscal year ended December 31, 2005, with the exception of a Form 4 filing for Mr. Hussey was not filed to report stock option grants during the year. On March 24, 2006, Form 4 was filed for Mr. Hussey to report stock option grants during 2005.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.	Financial Statements. See the Consolidated Financial Statements included with this report, the index to which is set forth on page F-1.

2.	Financial Statement Schedules. See the last page of the Consolidated Financial Statements.

3.	Exhibits. The following sets forth a list of the exhibits required by Item 601 of Regulation S-K and Item 15(b) of this form:

Exhibit No.	Ref.		Description
3.1	(1)	-	Certificate of Incorporation of the Company.

3.2	(4)	-	Amendment to Certificate of Incorporation of the Company dated June 21, 2002.

3.3	(4)	-	Amended and Restated By-laws of the Company dated June 21,2002.

3.4	(19)	-	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

4.1	(1)	-	Specimen Certificate for the Common Stock.

10.1	(1)*	-	Form of Indemnification Agreement between the Company and officers and directors of the Company.

10.2	(1)	-	Digital Lightwave, Inc. 1996 Stock Option Plan.

10.3	(2)	-	L.P. Lease Agreement, dated January 9, 1998, between the Company and Orix Hogan-Burt Pinellas Venture.

10.4	(2)	-	First Lease Amendment, dated February 18, 1998, between the Company and Orix Hogan-Burt Pinellas Venture.

10.5	(3)	-	Manufacturing contract agreement between the Company and Jabil Circuit Inc. dated December 30, 2001.

10.6	(4)	-	Revolving Credit and Security Agreement between the Company and Wachovia Bank.

10.7	(4)	-	Form of Revolving Credit Note issued to Wachovia Bank.

10.8	(6)	-	Compromise and Settlement Agreement, dated June 13, 2003, between the Company and Fidelity and Deposit Company, also known as Zurich American Insurance Company.

10.9	(5)*	-	Amendment to 1997 Employee Stock Purchase Plan.

10.10	(7)	-	Settlement and Release Modification Agreement, dated July 22, 2003, between the Company and Lightwave Drive, LLC.

10.11	(8)	-	Settlement agreement between the Company and Tektronix, Inc. dated December 30, 2003.

10.12	(8)	-	Settlement agreement between the Company and Micron Optics, Inc. dated December 9, 2003.

10.13	(8)	-	Settlement agreement between the Company and Arrow Electronics, Inc. dated January 24,2004.

10.14	(9)	-	Settlement Agreement dated May 11, 2004, between Jabil Circuit, Inc. and Digital Lightwave, Inc.

10.15	(9)	-	Promissory Note in the principal amount of $3,011,404, dated effective as of May 11, 2004, executed by Digital Lightwave, Inc. in favor of Jabil Circuit, Inc.

10.16	(9)	-	Promissory Note in the principal amount of $2,227,500, dated effective as of May 11, 2004, executed by Digital Lightwave, Inc. in favor of Jabil Circuit, Inc.

10.17	(10)*	-	Settlement Agreement between George J. Matz and Digital Lightwave, Inc dated as of April 30, 2004.

10.18	(10)*	-	Settlement Agreement between Glenn Dunlap and Digital Lightwave, Inc dated as of May 6, 2004.

10.19	(11)	-	Settlement and Renewal Agreement dated May 26, 2004 between Plaut Sigma Solutions, Inc. and Digital Lightwave, Inc. and Optel Capital, LLC.

10.20	(12)	-	Mediation Settlement Agreement dated June 8, 2004 between CIT Technologies Corporation and Digital Lightwave, Inc.

10.21	(13)	-	Loan and Restructuring Agreement between Digital Lightwave, Inc. and Optel Capital, LLC dated as of September 16, 2004.

10.22	(13)	-	Twenty Second Amended and Restated Security Agreement between Digital Lightwave, Inc. and Optel Capital, LLC dated as of September 16, 2004.

10.23	(13)	-	Secured Convertible Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on September 16, 2004.

10.24	(13)	-	Registration Rights Agreement between Digital Lightwave, Inc. and Optel Capital, LLC dated as of September 16, 2004.

10.25	(14)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on January 28, 2005.

10.26	(15)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on February 11, 2005.

10.27	(16)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on February 25, 2005.

10.28	(17)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on March 11, 2005.

10.29	(18)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on March 23, 2005.

10.30	(19)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on April 14, 2005.

10.31	(20)*	-	Amended and Restated 2001 Stock Option Plan.

10.32	(20)*	-	Severance Agreement between Digital Lightwave, Inc. and James R. Green dated February 15, 2005.

10.33	(21)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on April 28, 2005.

10.34	(22)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on May 12, 2005.

10.35	(23)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on May 26, 2005.

10.36	(24)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on June 15, 2005.

10.37	(25)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on June 29, 2005.

10.38	(26)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on July 14, 2005.

10.39	(27)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on August 12, 2005.

10.40	(28)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on August 31, 2005.

10.41	(29)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on September 14, 2005.

10.42	(30)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on September 29, 2005.

10.43	(31)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on November 21, 2005.

10.44	(32)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on December 8, 2005.

10.45	(32)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on December 12, 2005.

10.46	(33)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on December 23, 2005.

10.47	(34)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on January 20, 2006.

10.48	(34)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on January 23, 2006.

10.49	(35)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on February 2, 2006.

10.50	(36)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on February 13, 2006.

10.51	(37)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on February 15, 2006.

10.51	(38)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on March 1, 2006

10.52	(39)	-	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on March 14, 2006.

23.1	+	-	Consent of Grant Thornton LLP.

24.1	+	-	Power of Attorney (included as part of signature page)

31.1	+	-	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	-	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	-	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
+	Filed with this report.
(1)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Registration Statement on Form S-1, File No. 333-09457, declared effective by the Securities and Exchange Commission on February 5, 1997.
(2)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Annual Report on Form 10K for the fiscal year ended December 31, 2004 and originally filed in connection with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
(3)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(4)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 10-Q for the quarter ended March 31, 2002.
(5)	Incorporated by reference to Appendix B to the registrant’s Proxy Statement file April 22, 2002 for the 2002 Annual Meeting of Stockholders held on May 20, 2002.
(6)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on June 27, 2003.
(7)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on August 8, 2003.
(8)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 10-K on April 14, 2004.
(9)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on May 13, 2004.
(10)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 10-Q on May 17, 2004.
(11)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on June 10, 2004.
(12)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on June 14, 2004.
(13)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on September 21, 2004.
(14)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on February 3, 2005.
(15)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on February 16, 2005.
(16)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on March 3, 2005.
(17)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on March 15, 2005.
(18)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on March 25, 2005.
(19)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on April 15, 2005.
(20)	Incorporated by reference to Appendix A to the registrant’s Proxy Statement filed January 4, 2005, for a Special Meeting of Stockholders held on February 10, 2005.
(21)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on May 2, 2005.
(22)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on May 18, 2005.
(23)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on June 2, 2005.
(24)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on June 20, 2005.

(25)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on June 29, 2005.
(26)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on July 19, 2005.
(27)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on August 18, 2005.
(28)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on September 7, 2005.
(29)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on September 20, 2005.
(30)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on October 4, 2005.
(31)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on November 25, 2005.
(32)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on December 12, 2005.
(33)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on December 23, 2005.
(34)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on January 26, 2006.
(35)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on February 7, 2006.
(36)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on February 16, 2006.
(37)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on February 21, 2006.
(38)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on March 7, 2006.
(39)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on March 20, 2006.

(b) Exhibits. The exhibits listed in Item 15(a)(3) above are filed as part of, or incorporated by reference into, this report.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL LIGHTWAVE, INC.

By:	/s/ KENNETH T. MYERS
Kenneth T. Myers
President and Chief Executive Officer

Date: March 30, 2006

We the undersigned directors and officers of the Registrant, hereby severally constitute Kenneth T. Myers our true lawful attorney with full power to him to sign for us, in our names, in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KENNETH T. MYERS Kenneth T. Myers	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2006

/s/ KENNETH T. MYERS Kenneth T. Myers	Interim Chief Accounting Officer (Principal Accounting Officer)	March 30, 2006

/s/ DR. BRYAN J. ZWAN Dr. Bryan J. Zwan	Chairman of the Board	March 30, 2006

/s/ PETER H. COLLINS Peter H. Collins	Director	March 30, 2006

/s/ GERALD A. FALLON Gerald A. Fallon	Director	March 30, 2006

/s/ ROBERT F. HUSSEY Robert F. Hussey	Director	March 30, 2006

/s/ ROBERT MOREYRA Robert Moreyra	Director	March 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Digital Lightwave, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of Digital Lightwave, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Lightwave, Inc. and subsidiaries as of December 31, 2005, and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company has restated costs of goods sold for 2004 and 2003 to include costs associated with the production and customer service departments that were previously included in operating expenses.

We have also audited Schedule II of Digital Lightwave, Inc. and subsidiaries for each of the three years ended December 31, 2005. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred net losses of $12.9 million in 2004 and $21.1 million in 2005 and as of December 31, 2005, has a working capital deficit of $48.8 million and a stockholders’ deficit of $49.2 million. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Tampa, Florida

March 24, 2006

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$499	$809
Accounts receivable, less reserve for uncollectible accounts of $145 and $690 in 2005 and 2004, respectively	2,672	2,069
Notes receivable from related party	—	366
Inventories, net	4,765	5,488
Prepaid expenses and other current assets	341	783

Total current assets	8,277	9,515
Property and equipment, net	—	2,690
Other assets, net	37	349

Total assets	$8,314	$12,554

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$10,181	$6,289
Notes payable to related party	46,830	31,435
Notes payable	55	3,711

Total current liabilities	57,066	41,435
Other long-term liabilities	438	265

Total liabilities	57,504	41,700

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 300,000,000 shares; issued and outstanding 35,204,425 and 34,183,204 shares in 2005 and 2004, respectively	3	3
Additional paid-in capital	87,182	86,133
Accumulated deficit	(136,375)	(115,282)

Total stockholders’ equity (deficit)	(49,190)	(29,146)

Total liabilities and stockholders’ equity (deficit)	$8,314	$12,554

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per-share data)

	For the Years Ended December 31,
	2005	2004	2003
Net sales	$12,882	$13,739	$7,514
Cost of goods sold	11,010	12,642	16,964

Gross profit (loss)	1,872	1,097	(9,450)

Operating expenses:
Engineering and development	7,752	5,133	5,535
Sales and marketing	5,774	6,113	8,033
General and administrative	3,461	3,932	7,527
Restructuring charge	—	40	744
Impairment of long-lived assets	3,369	322	3,302

Total operating expenses	20,356	15,540	25,141

Operating loss	(18,484)	(14,443)	(34,591)

Other income (expense):
Interest income	4	46	71
Interest expense	(4,062)	(2,433)	(2,163)
Other income	1,449	3,952	4,267

Total other income (expense)	(2,609)	1,565	2,175

Loss before income taxes	(21,093)	(12,878)	(32,416)
Provision for income taxes	—	—	—

Net loss	$(21,093)	$(12,878)	$(32,416)

Per share of common stock:
Basic and diluted net loss net loss per share	$(0.60)	$(0.39)	$(1.03)

Weighted average common and common equivalent shares outstanding	35,094,986	33,065,582	31,489,642

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Deficit)

For The Years Ended December 31, 2005, 2004, and 2003

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)	Total

	Shares	Amount
Balance December 31, 2002	31,406,365	$3	$80,855	$(69,988)	$(106)	$—	$10,764
Comprehensive loss:
Net loss	—	—	—	(32,416)	—	(32,416)	(32,416)
Foreign currency translation	—	—	—	—	25	25	25
Net unrealized loss in available for sale securities	—	—	—	—	81	81	81

Comprehensive loss						$(32,310)

Issuance of common stock	185,525	—	205	—	—		205
Issuance of stock options for services	—	—	201	—	—		201

Balance December 31, 2003	31,591,890	3	81,261	(102,404)	—		(21,140)
Comprehensive loss:
Net loss	—	—	—	(12,878)	—	(12,878)	(12,878)

Comprehensive loss						$(12,878)

Issuance of common stock	2,591,314	—	4,799	—	—		4 ,799
Issuance of stock options for services	—	—	73	—	—		73

Balance December 31, 2004	34,183,204	3	86,133	(115,282)	—		(29,146)
Comprehensive loss:
Net loss	—	—	—	(21,093)	—	(21,093)	(21,093)

Comprehensive loss						$(21,093)

Issuance of common stock	1,021,221	—	1,026	—	—		1,026
Issuance of stock options for services	—	—	23	—	—		23

Balance December 31, 2005	35,204,425	$3	$87,182	$(136,375)	$—		$(49,190)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(21,093)	$(12,878)	$(32,416)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	879	2,277	3,642
Loss on disposal of property	2	159	217
Provision for uncollectible accounts	—	98	(444)
Provision for excess and obsolete inventory	(539)	(160)	4,022
Write-off of inventory claims for inventory held at Jabil	—	—	3,968
Impairment of long-lived assets	3,369	322	3,302
Restructuring charge	—	40	744
Note receivable forgiven	374	—	—
Settlement of accounts payable and accrued litigation	(1,666)	(4,401)	(4,849)
Compensation expense for stock option grants	23	73	201
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(603)	(963)	3,389
Decrease in inventories	276	2,639	2,081
(Increase) decrease in prepaid expenses and other assets	326	(364)	(664)
Increase in accounts payable and accrued expenses	5,097	1,537	3,819
Decrease in accrued litigation charge	—	(5,802)	(3,379)

Net cash used in operating activities	(13,555)	(17,423)	(16,367)

Cash flows from investing activities:
Proceeds from sale of short-term investments	—	—	388
Proceeds from the maturity of short-term investments	—	—	1,139
Decrease in restricted cash and cash equivalents	—	1,993	412
Purchases of property and equipment	(262)	(133)	(313)
Repayment of notes receivable	—	—	800

Net cash provided by (used in) investing activities	(262)	1,860	2,426

Cash flows from financing activities:
Proceeds from notes payable - related party	15,395	17,800	14,597
Principal payments on notes payable - related party	—	—	(962)
Principal payments on notes payable - other	(1,914)	(1,840)	—
Proceeds from sale of common stock, net of expense	26	100	205
Principal payments on capital lease obligations	—	—	(199)

Net cash provided by financing activities	13,507	16,060	13,641

Net increase (decrease) in cash and cash equivalents	(310)	497	(300)
Cash and cash equivalents at beginning of period	809	312	612

Cash and cash equivalents at end of period	$499	$809	$312

Other supplemental disclosures:
Cash paid for interest	$—	$—	$100
Inventory used as demonstration units transferred to fixed assets	604	302	—

Non-Cash Transactions:
See Note 19 - Non-Cash Transactions

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

Operational Matters

As of December 31, 2005, the Company’s unrestricted cash and cash equivalents and short-term investments were $499,000, a decrease of $310,000 from December 31, 2004. As of December 31, 2005, the Company’s working capital deficit was approximately $48.8 million as compared to a working capital deficit of $31.9 million at December 31, 2004. During 2005, the Company incurred a net loss of $21.1 million and cash flows used by operations were $13.6 million. In 2004, the Company incurred a net loss of $12.9 million and cash flows used in operations were $17.4 million. The Company had an accumulated deficit of $136.4 million at December 31, 2005.

Beginning in the third quarter of 2001 and continuing through December 31, 2005, the Company experienced significant net losses. The Company expects to continue to incur operating losses in 2006. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues. As further discussed below, the Company’s ability to meet cash and future liquidity requirements is dependent on its ability to raise additional capital, successfully negotiate extended payment terms with certain creditors, attain our business objectives, maintain tight controls over spending and release new products and product upgrades on a timely basis.

The Company continues to have insufficient short-term resources for the payment of its current liabilities. During the twelve months ended December 31, 2005 and continuing into the first three months of 2006, the Company has addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. As of December 31, 2005, the Company had a Secured Convertible Promissory Note and various Short-Term Notes in the aggregate principal amount of approximately $46.8 million plus accrued interest in the amount of approximately $5.9 million that became due and payable on or before December 31, 2005 and which are now payable on demand to Optel.

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

As of March 20, 2006, the Company owed Optel approximately $48.8 million in principal, plus accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum. The maturity dates and corresponding payment schedules related to these obligations are as follows:

•	Secured Convertible Promissory Note. Pursuant to that certain secured convertible promissory note, dated as of September 16, 2004, the Company borrowed $27.0 million from Optel on the following terms (the “Secured Convertible Promissory Note”):

•	Accrued and unpaid interest as of September 16, 2004, plus interest that accrued on the $27.0 million outstanding principal that became due and payable on September 16, 2005, is now currently due and payable on demand at any time;

•	Interest that accrues from September 17, 2005, to December 31, 2005, is now currently due and payable on demand at any time; and,

•	$27.0 million of principal is now currently due and payable on demand at any time.

•	Short-Term Notes. Pursuant to those several short-term secured promissory notes issued by the Company to Optel since September 30, 2004, the Company borrowed an additional $21.8 million from Optel on the following terms (the “Short-Term Notes”):

•	Approximately $19.8 million in principal plus accrued interest is now currently due and payable on demand at any time; and,

•	Approximately $2.0 million in principal plus accrued interest payable on demand at any time after March 31, 2006;

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

On March 11, 2005, the Company issued 981,258 shares of common stock to Optel in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note. As of March 20, 2006, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $32.2 million, and the applicable conversion price was approximately $0.43 per share. Accordingly, on March 20, 2006, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 74,776,660 shares of common stock. Further, conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of the Company’s other stockholders and give Optel and Dr. Zwan even greater control over the Company. If Optel converted all of the indebtedness evidenced by the Secured Convertible Promissory Note, including principal and accrued interest, into shares of common stock on March 20, 2006, at an applicable conversion price of $0.43 per share, Optel and other entities controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, would control, in the aggregate, approximately 80.2% of the then outstanding shares of common stock after giving effect to the conversion.

On March 15, 2005, Optel established an irrevocable letter of credit in the amount of $6.0 million on the Company’s behalf and naming MC Test Service, Inc. as beneficiary. MC Test Service, Inc. provides outsourced manufacturing services to us. With the letter of credit in place, MC Test Service, Inc. has extended to us regular payment terms to pay for purchased production material. On December 16 2005, Optel renewed the letter of credit for the amount of $2.0 million and extended the expiration date to December 30, 2006.

The Company has entered into discussions with Optel to restructure the Short-Term Notes and the Secured Convertible Promissory Note by extending the maturity date of such debt, to arrange for additional short-term working capital and to continue guarantees through letters of credit to secure vendor obligations. If the Company does not reach an agreement to restructure the Short-Term Notes and the Secured Convertible Promissory Note, continue its guarantees through letters of credit and obtain additional financing from Optel, the Company will be unable to meet its obligations to Optel and its other creditors, and in an attempt to collect payment, its creditors, including Optel, may seek legal remedies.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. The Company records a provision for excess and obsolete inventory when conditions warrant.

Property and Equipment

The Company’s property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of 3 to 7 years or over the lesser of the term of the lease or the estimated useful life of assets under capital lease or improvements made to lease property. Maintenance and repairs are expensed as incurred while renewals and improvements are capitalized. The accounts are relieved of the cost and the related accumulated depreciation and amortization upon the sale or retirement of property and equipment and any resulting gain or loss is included in the results of operations.

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

Intangible Assets

Included in other assets are certain intangible assets including trademarks, patents, and acquired intangible assets. Intangible assets are amortized over their estimated useful lives ranging from 5 to 10 years. (See Note 6 – Other Assets).

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

During the fiscal year ending December 31, 2005, the Company’s impairment analysis calculated in accordance with the guidelines set forth in SFAS 144, indicated future cash flows from the Company’s operations were insufficient to cover the carrying value of the Company’s long-lived assets. Therefore, the Company calculated an impairment using the probability-weighted approach with an average life of five (5) years, and a risk-free rate of interest of 3%. As a result, during the fiscal year ended December 31, 2005, the Company recorded a total non-cash impairment charge for the remaining balance of its long-lived assets which included $3.2 million and $200,000 related to its property and equipment and other assets, respectively.

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

The reconciliation of the warranty reserve is as follows:

	For the year ending December 31,
	2005	2004	2003
	(In thousands)
Beginning balance	$546	$678	$1,192
Warranty provision	840	491	(198)
Warranty costs	(573)	(623)	(316)

Ending balance	$813	$546	$678

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

For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class. Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance of Accounting Principles Board Opinion No. 29, “Accounting for Non-monetary Transactions” and related interpretations. Revenue and cost of sales are recorded based upon the cash portion of the transaction. The remaining costs associated with the new units are assigned to the units received on trade. When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction. For the years ended December 31, 2005, 2004 and 2003, the Company recorded approximately $543,000, $1.1 million and $600,000 revenue from transactions that included a trade-in component.

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

The Company assesses collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. Collateral is not requested from customers. If it is determined that collection of an account receivable is not reasonably assured at the time of the sale, revenue is recognized at the time collection becomes reasonably assured.

Most sales arrangements do not generally include acceptance clauses. However, if a sales arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

Reserve For Uncollectible Accounts

The Company estimates the collectibility of its accounts receivable. The Company considers many factors when making its estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. When a specific account is deemed uncollectible, the account is written off against the reserve for uncollectible accounts. Significant activity within the reserve include net writeoffs of $545,000, $(61,000) and $1.4 million for the years ended December 31, 2005, 2004 and 2003.

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

Computation of Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding during the periods presented. For all the years presented, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 140,179,472, 802,008 and 31,488 for the twelve months ended December 31, 2005, 2004 and 2003, respectively. The total incremental shares from common stock equivalents for the twelve months ended December 31, 2005 included 223,481 from outstanding stock options and 139,955,991 shares that were issuable pursuant to the conversion feature of the Secured Convertible Promissory Note held by Optel Capital, LLC. Total outstanding stock options of 7,005,785, 4,177,419, and 3,982,425 shares for the twelve months ended

December 31, 2005, 2004 and 2003, respectively, were excluded from the computation, as the inclusion of such would be anti-dilutive. The table below presents the basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

	For The Year Ended December 31,
	2005	2004	2003
Basic:
Weighted average common shares outstanding	35,094,986	33,065,582	31,489,642

Total basic	35,094,986	33,065,582	31,489,642
Diluted:
Incremental shares for common stock equivalents	—	—	—

Total dilutive	35,094,986	33,065,582	31,489,642

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of December 31, 2005, and 2004, substantially all of the Company’s cash balances were deposited with high quality financial institutions. During the normal course of business, the Company extends credit to customers conducting business primarily in the telecommunications industry both within the United States and internationally.

For the years ended December 31, 2005, 2004 and 2003, the Company’s largest customers accounted for approximately 32%, 21% and 27% of net sales, respectively. In fiscal year 2004, net sales concentration was with a single customer. In fiscal year 2003, net sales concentration was with two customers and in fiscal year 2005, net sales concentration was with three customers.

The Company sells its products in both domestic and international markets. Domestic sales represented approximately 64%, 73%, and 75% of annual net sales for the years ended December 31, 2005, 2004, and 2003, respectively. International sales represented approximately 36%, 27%, and 25% of annual net sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Fair Value of Financial Instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities, and other long-term liabilities approximate fair market value based on their short-term nature.

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

Stock Based Compensation

At December 31, 2005, the Company has two stock-based employee compensation plans, which are described more fully in Note 13 – “Common Stock and Stock Options.” The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For the years ended December 31, 2005, 2004 and 2003 approximately $23,000, $73,000 and $201,000 of stock-based employee compensation cost is reflected in operating expenses, respectively. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Net loss, as reported	$(21,093)	$(12,878)	$(32,416)
Add: Stock-based compensation included in reported net loss, net of related tax effects	23	73	201
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,973)	(3,485)	(3,912)

Pro forma net loss	$(24,043)	$(16,290)	$(36,127)

Loss per share:
Basic and diluted – as reported	$(0.60)	$(0.39)	$(1.03)

Basic and diluted - pro forma	$(0.69)	$(0.49)	$(1.15)

Segment Reporting

As of December 31, 2005, the Company was not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operated in one operating segment.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” (“No. 123R”). SFAS No. 123R addresses all forms of share-based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions either prospectively or retrospectively beginning in the first quarter of 2006. The Company has determined that it will adopt SFAS No. 123R prospectively but has not determined the impact of applying SFAS No. 123R to its financial statements.

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

Restatement of Costs

During 2005, the Company changed its presentation of costs associated with the production and customer service departments from engineering and development and sales and marketing to cost of goods sold. These costs totaled approximately $5.0 million, $5.1 million and $3.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

2. NOTES RECEIVABLE

Notes receivable at December 31, 2004, is comprised of a single note from a former officer of the Company. The amount of the note was approximately $366,000. In February 2005, the note was forgiven and charged to general and administrative expenses in the statement of operations as described in Note 12 – “Related Party Transactions” and as a result there was no balance remaining as of December 31, 2005.

3. INVENTORIES

Net inventories at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(In thousands)
Raw materials	$3,745	$3,036
Finished goods	1,020	2,452

	$4,765	$5,488

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

On February 27, 2003 Jabil terminated the manufacturing service agreement and on March 19, 2003 commenced an arbitration proceeding seeking damages in excess of $6.8 million. (See Note 16 – Legal Proceedings) On December 5, 2003, the Company entered into a manufacturing services letter agreement with Jabil specifying the terms under which Jabil would provide the Company with certain manufacturing services. The manufacturing services letter agreement expired on December 30, 2003, and the term of such letter agreement was extended through December 31, 2004. Jabil continued to provide manufacturing services to the Company while Jabil and we discussed the renewal of a manufacturing services agreement.

On August 31, 2005, the Company and Jabil amicably ended their manufacturing service relationship and all monies and inventories were exchanged as described in Note 1 – Operational Matters.

Effective as of January 31, 2005, the Company entered into an agreement with MC Test Service, Inc. (“MC”) to also provide outsourced manufacturing services. On March 15, 2005, Optel established an irrevocable letter of credit (“LC”) in the amount of $6.0 million on behalf of the Company and naming MC as beneficiary. MC Test Service, Inc. provides outsourced manufacturing services to the Company. With the letter of credit in place, MC Test Service, Inc. has extended regular payment terms to pay for purchased production material. On December 16 2005, Optel renewed the letter of credit for the amount of $2.0 million and extended the expiration date to December 30, 2006.

In 2004 the Company recorded a charge to increase the excess and obsolete inventory reserve by approximately $1.3 million compared to a $4.0 million charge in fiscal year 2003. The total reserve balance for excess and obsolete inventory at December 31, 2005 and 2004 approximated $15.7 million and $16.2 million, respectively. When evaluating the adequacy of the reserve for excess and obsolete inventory the Company analyzes current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of products. The Company believes the reserve for excess and obsolete inventory as of December 31, 2005 and 2004, is adequate

As of December 31, 2005 and 2004 inventories included approximately $951,000, and $1.5 million of trade-in products, respectively. At December 31, 2005, the Company allocated approximately $921,000 of the total excess and obsolete inventory reserve to trade-in products, resulting in a net trade-in product inventory value of approximately $30,000.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(In thousands)
Deposits	$165	$386
Prepaid maintenance	56	192
Prepaid insurance	54	76
Prepaid taxes	—	28
Interest receivable	5	15
Prepaid other	61	86

	$341	$783

The deposits represent funds placed with vendors to ensure the availability of future inventory purchases. Prepaid expenses and other current assets represent various marketing and administration needs of the Company that require cash payments upfront.

5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(in thousands)
Test equipment	$8,246	$7,937
Demonstration and loaner units	5,242	5,127
Computer equipment and software	4,778	4,448
Office furniture, fixtures and equipment	2,369	2,367
Leasehold improvements	2,383	2,383
Tooling	1,028	1,028
Tradeshow fixtures and equipment	359	359

	24,405	23,649
Less: accumulated depreciation and impairment of property and equipment	(24,405)	(20,959)

	$—	$2,690

Depreciation and amortization expense was approximately $737,000, $1.9 million, and $3.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company recorded charges for the impairment of property and equipment of $3.4 million, $322,000 and $3.3 million during 2005, 2004 and 2003, respectively. (See Note 1 – Summary of Significant Accounting Policies)

6. OTHER ASSETS

Other assets at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(In thousands)
Acquired intangible assets	$2,411	$2,411
Trademarks	75	75
Patents	120	120
Deposits	37	37
Accumulated amortization and impairment of intangible assets	(2,606)	(2,294)

	$37	$349

Amortization expense for the year ended December 31, 2005, 2004 and 2003 totaled approximately $142,000, $345,000 and $395,000, respectively. The Company acquired certain intangible assets in connection with its purchase from Tektronix during 2002. The Company recorded charges for the impairment of the acquired intangible assets totaling $1.2 million during 2003, $322,000 in 2004 and the remaining balance of $200,000 in 2005. (See Note 1 – Summary of Significant Accounting Policies)

7. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(in thousands)
Accounts payable	$2,344	$722
Interest payable	5,936	3,012
Current portion of accrued warranty	441	373
Employee related accruals	385	478
Accrued returns and allowances	284	284
Sales tax accruals	236	475
Accrued expenses and other	468	816
Deferred revenue	37	59
Sales commissions	50	70

	$10,181	$6,289

8. INCOME TAXES

For the years ending December 31, 2005, 2004 and 2003, the Company has not recorded federal or state income tax provisions on a current or deferred basis due to the operating losses experienced during those periods. The tax effected amounts of temporary differences at December 31, 2005 and 2004 are summarized as follows:

	2005	2004
	(in thousands)
Current:
Deferred tax assets:
Accrued liabilities	$2,887	$1,800
Other assets	6,119	6,650
Valuation allowance	(9,006)	(8,450)

Total current deferred tax assets	—	—

Non-current:
Deferred tax assets:
Net operating loss carry forward	138,396	130,070
Fixed assets	1,843	2,810
Research and experimentation credit	4,140	4,140
Valuation allowance	(144,379)	(137,020)

Total non-current deferred tax assets	$—	$—

A full valuation allowance has been recorded at December 31, 2005 and 2004 with respect to the deferred tax assets since the Company believes that it is more likely than not that future tax benefits will not be realized as a result of current and future income. Factors considered in determining that a full valuation allowance was necessary include the Company’s history of large operating losses and uncertainty as to whether the Company would be able to sustain long-term profitability.

The Company had a valuation allowance of approximately $153.4 million and $145.5 million as of December 31, 2005, and 2004, respectively. The increase in the valuation allowance represents the non-recognition of the current year net deferred tax asset because of the uncertainty as to their future use or realization. As of December 31, 2005, the Company had net operating loss carry forwards of approximately $362 million for tax purposes. The Company has recorded taxable deductions for the exercise of stock options and for certain securities litigation costs which benefit of approximately $90 million would have been allocated to additional paid-in capital. The tax benefit of this additional net operating loss has not been realized due to the 100% valuation allowance against the deferred tax assets. This deduction will be reported directly as an increase in additional paid-in capital and will not be recorded in the Company’s

Consolidated Statement of Operations when the tax benefit is realized. Loss carry forwards will expire between the years 2007 and 2024. As of December 31, 2005, the Company also had general business credit carry forwards of approximately $4.1 million that expire between the years 2008 and 2021.

Following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the consolidated statement of operations.

	For The Year Ended December 31,
	2005	2004	2003
	( in thousands)
Tax provision at U.S. federal income tax rate	$(7,171)	$(4,379)	$(11,000)
State income tax provision net of federal	(766)	(469)	(1,174)
Other, net	22	28	21
Valuation allowance increase	7,915	4,820	12,153

Provision for income taxes	$—	$—	$—

For the years ended December 31, 2004 and 2003, the income tax benefit of $66,000 and $30,000, respectively, would have been allocated to additional paid-in capital for the tax benefits associated with the exercise of non-qualified stock options. No such income tax benefit was generated during the fiscal year December 31, 2005 as there were no non-qualified stock options exercised.

9. NOTES PAYABLE, LINE OF CREDIT AND LETTER OF CREDIT

During the past two years, the Company has funded operations and other working capital requirements with short-term notes payable financing. The two principal lenders are Optel Capital, LLC, which is referred to as Optel, an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, and Jabil Circuit, Inc., the principal manufacturing service vendor. The following is a summary of these liabilities for the years ended December 31, 2005 and 2004.

	For The Year Ended December 31,
	2005	2004
	( in thousands)
Optel	$46,830	$31,435
Jabil Circuit, Inc.	—	3,634
Other	55	77

Notes Payable Total	$46,885	$35,146

Optel

From February 2003 through September 17, 2004, the Company borrowed approximately $27.0 million from Optel and its affiliates. In September 2004, the Company restructured this debt and issued Optel a secured convertible promissory note having the following terms:

•	Interest Rate of 10% per annum;

•	Accrued and unpaid interest as of September 16, 2004, plus interest that accrued on the $27.0 million outstanding principal that became due and payable on September 16, 2005, is now currently due and payable on demand at any time;

•	Interest that accrues from September 17, 2005, to December 31, 2005, is now currently due and payable on demand at any time;

•	$27.0 million of principal is now currently due and payable on demand at any time any time; and,

•	Secured by a first priority security interest in substantially all of the assets of the Company.

From September 30, 2004, through December 31, 2005, the Company borrowed approximately an additional $19.8 million from Optel pursuant to the Short-Term Notes. Since January 1, 2006, the Company borrowed an additional $2.0 million from Optel pursuant to the Short Term Notes. The Short-Term Notes have the following terms:

•	Interest Rate of 10% per annum;

•	Approximately $19.8 million in principal plus accrued interest is now currently due and payable on demand at any time;

•	Approximately $2.0 million plus accrued interest thereon is payable on demand at any time after March 31, 2006; and,

•	Secured by a first priority security interest in substantially all of the assets of the Company.

On December 31, 2005, Optel notified the Company that it was not demanding payment of the approximately $46.8 million plus accrued interest thereof of approximately $5.9 million that was then and is currently payable upon demand by Optel, but that it reserved its right to do so in the future.

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

On December 2, 2004, Optel established an irrevocable standby letter of credit in the amount of approximately $1.4 million on the Company’s behalf and naming Lightwave Drive LLC, the Company’s landlord, as beneficiary. The letter of credit expires December 6, 2006. The letter of credit replaced a previous letter of credit in the same amount, previously issued by us which had expired. The expired letter of credit had been secured by a restricted cash deposit of $1.4 million. With the letter of credit issued by Optel, we have been able to utilize the $1.4 million cash deposit for working capital purposes.

On March 15, 2005, Optel established an irrevocable letter of credit in the amount of $6.0 million on our behalf and naming MC Test Service, Inc. as beneficiary. MC Test Service, Inc. provides outsourced manufacturing services to us. With the letter of credit in place, MC Test Service, Inc. has extended the Company’s regular payment terms to pay for purchased production material. On December 16, 2005, Optel renewed the letter of credit for the amount of $2.0 million and extended the expiration date to December 30, 2006.

Wachovia

In April 2002, the Company entered into a Revolving Credit and Security Agreement (the “Agreement”) with Wachovia Bank (the “Bank”). The Agreement expired on April 15, 2005. The terms of the Agreement provided the Company with a $27.5 million line of credit at LIBOR plus 0.7% collateralized by the Company’s cash and cash equivalents and short-term investments. The advance rate varied between 80% and 95% and was dependent upon the composition and maturity of the available collateral. An availability fee of 0.10% per annum was payable quarterly based on the Average Available Principal Balance (as defined in the Agreement) for such three months. The Agreement had an initial term of three years. The Agreement could have been terminated by the Company at any time upon at least fifteen days prior written notice to the Bank, and the Bank had the right to terminate the Agreement at any time, without notice upon or after the occurrence of an event of default. Additionally, there were approximately $1.4 million of letters of credit outstanding, collateralized by approximately $1.4 million of the Company’s cash and cash equivalents which were not renewed. The Company currently has no additional borrowing capacity under this facility and accordingly has no outstanding balance as of December 31, 2005.

Jabil Circuit, Inc.

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

On May 11, 2004, Jabil and the Company entered into a settlement agreement (the “2004 Settlement”), which resolved and settled certain and all previous disputes between Jabil and the Company. Pursuant to the Settlement Agreement, the Company executed promissory notes (the “Jabil Notes”) totaling approximately $5.2 million in favor of Jabil for unpaid accounts, notes and certain inventory for which the Company had not paid. The Jabil Notes were scheduled to mature on December 31, 2005, and bore interest at a rate of 6% per annum. During 2004, the Company made scheduled principal payments under the Jabil Notes, including the initial payments, of approximately $1.8 million.

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

On August 31, 2005, the Company and Jabil entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) and in view of the fact that the Company’s current manufacturing needs have changed, Jabil and the Company have agreed to amicably settle all outstanding principal and interest financial obligations between them relating to the 2004 Settlement. Under the terms of the Settlement Agreement, Jabil returned to the Company approximately $810,000 in parts inventory and work-in-progress materials that had been purchased by the Company and warehoused at Jabil for Jabil’s use in the on-going manufacturing of the Company’s finished goods. Additionally, the Company paid Jabil $1.9 million (the “Settlement Payment”) on August 31, 2005. The Company and Jabil exchanged mutual releases subject to specified exclusions and the Company obtained the remaining parts inventory and work-in-progress materials in Jabil’s possession on September 9, 2005. The settlement resulted in a gain of approximately $1.5 million which is included with other income in the statement of operations.

10. LEASES

The Company is obligated under various non-cancelable leases primarily for office space. Future minimum lease commitments under operating leases were as follows as of December 31, 2005:

Operating Lease Commitments
( in thousands)
2006	$1,868
2007	1,854
2008	1,741
2009	—
2010	—
Thereafter	—

$5,463

Total rent expense was approximately $2.4 million, $2.0 million, and $2.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

11. COMMITMENTS

At December 31, 2005, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $2.6 million. The majority of the quantities under order are deliverable upon demand by the Company or within thirty (30) days upon written notice of either party.

The Company indemnifies its officers and directors against costs and expenses related to shareholder and other claims which are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the minimum potential future payments, nor are there any resource provisions or collateral that may offset the cost. As of December 31, 2005, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

12. RELATED PARTY TRANSACTIONS

Note Receivable

On February 15, 2005, in conjunction with a severance agreement between the Company and James R. Green, the Company’s former Chief Executive Officer, the Company agreed to forgive the entire amount of a note receivable from Mr. Green of approximately $374,000, including approximately $7,700 of accrued interest. Further, the Company agreed to release all collateral held as security against such note, including a second lien on Mr. Green’s residence. The costs associated with the forgiveness of the note and the severance agreement were reported as general and administrative expenses during the fiscal year ended December 31, 2005.

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

13. COMMON STOCK AND STOCK OPTIONS

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

Generally, options issued vest in one-third annual increments or quarterly over a three-year period, with the exception of certain option agreements that provide for various vesting schedules throughout the same three-year vesting period or options allowing vesting acceleration based on certain performance milestones. Where performance milestones are not met, the options will generally vest ratably over a five-and-one-half-year period. Option agreements generally expire six years from date of issue if not exercised. Unvested options are generally forfeited upon termination of employment with the Company. Generally, vested shares must be exercised within sixty days of termination or be forfeited. Total shares exercisable were 4,294,447, 3,121,959 and 1,909,322 as of December 31, 2005, 2004, and 2003, respectively.

Transactions related to the 2001 and 1996 Option Plans are summarized as follows:

	Shares	Weighted Average Option Price
Outstanding at 1/1/03	7,807,853	$8.32
Granted	410,385	$1.83
Exercised	(109,881)	$1.20
Forfeited	(4,125,872)	$6.29

Outstanding at 12/31/03	3,982,485	$9.30
Granted	4,891,000	$1.87
Exercised	(64,982)	$1.29
Forfeited	(1,153,983)	$6.62

Outstanding at 12/31/04	7,654,520	$5.04
Granted	1,167,500	$0.64
Exercised	—	$—
Forfeited	(1,816,235)	$8.79

Outstanding at 12/31/05	7,005,785	$3.40

The following table summarizes information about stock options outstanding at December 31, 2005:

Range of Exercise Price	Number Outstanding At December 31, 2005	Outstanding Weighted Average Remaining Life	Outstanding Weighted Average Exercise Price	Number Exercisable At December 31, 2005	Exercisable Weighted Average Exercise Price
$ 0.2200 - $ 1.4200	3,798,935	4.18	$1.057	2,211,460	$1.219
$ 1.5100 - $ 5.1000	2,844,000	4.04	$2.224	1,768,137	$2.223
$ 9.2200 - $ 9.2200	2,400	1.75	$9.220	2,400	$9.220
$ 15.6719 - $ 21.0625	110,000	1.24	$20.082	75,000	$19.625
$ 27.5000 - $ 27.7500	165,500	1.16	$27.750	152,500	$27.750
$ 47.2500 - $ 113.8125	84,950	0.36	$78.072	84,950	$78.072

	7,005,785			4,294,447

The pro forma amounts presented in Note 1 – “Summary of Significant Accounting Policies”, were determined using the Black-Scholes valuation model with the following key assumptions: (i) a discount rate of 3.93%, 4.0% and 2.44%, for the years ending December 31, 2005, 2004 and 2003, respectively; (ii) a volatility factor based upon averaging the week ending price for Digital Lightwave and comparable public companies for periods matching the terms of the options granted (269% for 2005 and 2004); (iii) an average expected option life of 4.00 years for all three years; and (iv) no payment of dividends. The average fair market value per option granted in 2005 was $1.60.

Employee Stock Purchase Plan

The Company’s 1997 Employee Stock Purchase Plan provides employees with the opportunity to purchase shares of the Company’s Common Stock. An aggregate of 300,000 shares of the Company’s Common Stock were reserved for issuance under the Plan. On May 20, 2002 the shareholders of the Company approved an amendment to the Employee Stock Purchase Plan that increased the number of shares of Common Stock authorized for issuance there under by an additional 300,000 shares. At December 31, 2005 a total of 417,701 shares had been purchased by employees participating in the plan at a weighted-average price per share of $4.41.

14. DEFINED CONTRIBUTION PLAN

The Company offers a defined contribution plan that qualifies under IRC section 401(k). All full-time employees are eligible to participate in the plan after three months of service with the Company. Employees may contribute up to 15% of their salary to the plan, subject to certain Internal Revenue Service limitations. The Company matches the first 6% of such voluntary contributions at 50% of the amount contributed by the employee. The Company has not made unmatched contributions. For the years ended December 31, 2005, 2004 and 2003, total company contributions to the plan were approximately $130,000, $96,000, and $127,000, respectively.

15. RESTRUCTURING

During fiscal years 2002 and 2003, the board of directors approved a number of business restructuring and cost reductions activities in response to the downturn in the economy and specifically, the telecommunications industry. These activities included multiple reductions in the work force and the closing of the Company’s sales offices in Brazil, Singapore, India and Australia. The Company recorded net restructuring charges of $700,000 in the fiscal years ending December 31, 2003. At December 31, 2004, all outstanding liabilities relating to these restructuring efforts have been fully satisfied.

Activity associated with the restructuring charges for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Severance	Legal and Other	Lease Payments	Total
	(in thousands)
January 1, 2003	$342	$152	$—	$494
Additions	1,334	53	—	1,387
Payments	(1,661)	(200)	—	(1,861)

December 31, 2003	15	5	—	20
Additions	—	—	—	—
Payments	(15)	(5)	—	(20)

December 31, 2004	—	—	—	—
Additions	—	—	—	—
Payments	—	—	—	—

December 31, 2005	$—	$—	$—	$—

16. LEGAL PROCEEDINGS

As of the date of this report, the Company is not aware of any pending litigation, claims or assessments that would have a material adverse effect on the Company’s business, financial condition and results of operations. The following is a summary of litigation, claims or assessments that were settled or otherwise resolved during the years ending December 31, 2003, 2004 and 2005.

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

On May 11, 2004, Jabil and the Company entered into a settlement agreement (the “2004 Settlement”), which resolved and settled certain and all previous disputes between Jabil and the Company. Pursuant to the Settlement Agreement, the Company executed promissory notes (the “Jabil Notes”) totaling approximately $5.2 million in favor of Jabil for unpaid accounts, notes and certain inventory for which the Company had not paid. Further, the Company also placed additional purchase orders with Jabil approximating $1.1 million and made cash payments to Jabil approximating $1.4 million in conjunction with new purchase orders and as initial payments under the Jabil Notes. Under the Settlement Agreement, the Company and Jabil agreed to dismiss the two lawsuits filed by Jabil in 2003, and Jabil agreed to continue to provide manufacturing services to the Company through December 31, 2004.

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

On August 23, 2004, Optel entered into a guarantee agreement with Jabil Circuit, Inc., or Jabil, pursuant to which Optel guaranteed certain obligations of the Company owing to Jabil relating to purchase orders for production material issued by the Company to Jabil after June 30, 2004. Optel’s maximum obligation under the guarantee agreement was $1.88 million. Prior to the completion of the guarantee agreement, the Company was required to prepay Jabil for all orders of production material. With the guarantee agreement in place, the Company was able to pay for production material purchased from Jabil upon receipt of that material.

On August 31, 2005, the Company and Jabil entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) relating to the 2004 Settlement. In connection with the Settlement Agreement, and in view of the fact that the Company’s current manufacturing needs have changed, Jabil and the Company have agreed to amicably settle all outstanding principal and interest financial obligations between them relating to the 2004 Settlement. Under the terms of the Settlement Agreement, Jabil returned to the Company approximately $810,000 in parts inventory and work-in-progress materials that had been purchased by the Company and warehoused at Jabil for Jabil’s use in the on-going manufacturing of the Company’s finished goods and the Company paid Jabil $1.9 million (the “Settlement Payment”) on August 31, 2005. The Company and Jabil exchanged mutual releases subject to specified exclusions and the Company obtained the remaining parts inventory and work-in-progress materials in Jabil’s possession on September 9, 2005.

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

Other Legal Matters

During fiscal years 2003 and 2004, the Company was engaged in a number of other less significant legal actions and disputes, all of which have been resolved or dismissed. These disputes were brought about as result of the significant economic downturn which occurred during that period and the corresponding decline in the Company’s business and the constraints on the Company’s working capital. The majority of these disputes resulted from vendor actions over nonpayment by the Company for goods and services provided to the Company during that period. Payments during fiscal year 2004 in settlement of vendor disputes approximated $371,000 and $210,000 to Arrow Electronics Inc. and Plaut Sigma Solutions, Inc., respectively. In fiscal year 2003, the Company paid settlements approximating $240,000 and $22,600 to Micron Optics, Inc. and Insight Electronics, LLC, respectively. In December 2003, the Company agreed to release $1.0 million in previously escrowed funds to Tektronix, Inc. in connection with a certain Asset Purchase Agreement dated October 31, 2002, between the two companies. The Company also made a cash payment to Tektronix, Inc. in 2004 in the amount of $100,000 as part of their mutually agreed to settlement.

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

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands, except share and per-share data)
Net sales	$2,865	$2,670	$4,898	$2,449
Gross profit (loss) (1)	(104)	343	1,369	264
Operating loss	(5,577)	(7,150)	(2,603)	(3,154)
Net loss	(6,423)	(8,090)	(2,083)	(4,497)

Basic and diluted loss per share (4)	$(0.19)	$(0.23)	$(0.06)	$(0.13)

Weighted average shares outstanding and average shares and equivalents outstanding	34,419,148	35,179,118	35,191,317	35,204,003

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except share and per-share data)
Net sales (2)	$4,392	$5,797	$2,492	$1,058
Gross profit (loss) (1),(3)	1,138	1,968	305	(2,314)
Operating loss	(2,087)	(1,596)	(4,952)	(5,808)
Net loss	(2,466)	(1,663)	(2,090)	(6,659)

Basic and diluted loss per share (4)	$(0.08)	$(0.05)	$(0.06)	$(0.19)

Weighted average shares outstanding and average shares and equivalents outstanding	31,609,216	32,278,334	34,169,531	34,180,864

(1)	Amounts reflect the reclassification of certain costs from engineering and development and sales and marketing expenses to cost of goods sold.
(2)	During the fourth quarter of the year ended December 31, 2004, the Company recorded a reduction in net sales resulting from product returns of approximately $2.0 million.
(3)	During the fourth quarter of the year ended December 31, 2004, and 2003, the Company recorded charges of approximately $1.3 million and $4.0 million for excess and obsolete inventory, respectively.
(4)	Earnings per share were calculated for each three-month periods on a stand-alone basis. Earnings per share for each of the quarters ended from March 31, 2004 through December 31, 2005 do not include the impact of common stock equivalents as inclusion would be anti-dilutive.

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

18. SUBSEQUENT EVENTS

Related Party Financing

As of December 31, 2005, the outstanding balance owed to Optel Capital, LLC (“Optel”), an entity controlled by our largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, was approximately $46.8 million, exclusive of accrued interest of approximately $5.9 million. Since January 1, 2006, the Company borrowed an additional $2.0 million from Optel pursuant to the Short-Term Notes. (See Note 9 to the Consolidated Financial Statements – Notes Payable, Line of Credit and Letter of Credit)

Restructuring

On February 28, 2006, the Company instituted a reduction in force of 11 employees to more closely align its expenses and revenues.

19. NON-CASH TRANSACTIONS

During the year ended December 31, 2005, Optel elected to convert a total of $1.0 million of the Secured Convertible Promissory Note into 981,258 shares of common stock of the Company, reducing accrued interest payable by $1.0 million and increasing additional paid-in capital by the same amount. The number of shares issued increased common stock by $98.00.

In 2005, the Company forgave the notes receivable outstanding balance of $374,000 from Mr. James R. Green, the Company’s former Chief Executive Officer, as part of his severance arrangements (see Note 12 – Related Party Transactions).

Also during the year ended December 31, 2005, pursuant to the Settlement Agreement, the Company paid Jabil $1.9 million on the remaining notes which consisted of $3.1 million of principal and $300,000 of accrued interest. The Company realized a total non-cash gain of $1.7 million, which included a $1.5 million of debt settlement gain on the current notes as well as $200,000 remaining deferred gain on settlement of the restructured Jabil Notes (see Note 16 – Legal Proceedings).

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

DIGITAL LIGHTWAVE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions
Description	Balance at Beginning Of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period
Year 2005
Reserve for uncollectible accounts	690	—	—	545	(a)	145
Reserve for excess and obsolete inventory	16,249	(1)	—	537	(b)	15,711
Year 2004
Reserve for uncollectible accounts	531	98	—	(61	)(a)	690
Reserve for excess and obsolete inventory	14,555	1,315	—	(379	)(b)	16,249
Year 2003
Reserve for uncollectible accounts	2,394	(444)	—	1,419	(a)	531
Reserve for excess and obsolete inventory	10,938	4,022	—	405	(b)	14,555

(a)	Amounts written off as uncollectible, payments or recoveries.
(b)	Amounts written off upon disposal or return of inventory.

Exhibit Index

Exhibit No.	Ref.		Description
23.1	+	-	Consent of Grant Thornton LLP.

24.1	+	-	Power of Attorney (included as part of signature page)

31.1	+	-	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	-	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	-	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed with this report.