Form 10-Q
period 2006-03-31
DIGITAL LIGHTWAVE INC
filed 2006-05-15
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006,

or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the Registrant’s Common Stock as of May 10, 2006, was 35,226,366.

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2006

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60	$499
Accounts receivable, less allowance of $145 and $145 in 2006 and 2005, respectively	2,572	2,672
Inventories, net	4,851	4,765
Prepaid expenses and other current assets	236	341

Total current assets	7,719	8,277
Other assets, net	37	37

Total assets	$7,756	$8,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$11,293	$10,181
Notes payable to related party	49,778	46,830
Notes payable	49	55

Total current liabilities	61,120	57,066
Other long-term liabilities	396	438

Total liabilities	61,516	57,504

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 300,000,000 shares; issued and outstanding 35,226,366 and 35,204,425 shares in 2006 and 2005, respectively	3	3
Additional paid-in capital	87,373	87,182
Accumulated deficit	(141,136)	(136,375)

Total stockholders’ deficit	(53,760)	(49,190)

Total liabilities and stockholders’ deficit	$7,756	$8,314

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Three Months Ended March 31,
	2006	2005
Net sales	$2,232	$2,865
Cost of goods sold	1,916	2,969

Gross profit	316	(104)

Operating expenses:
Engineering and development	1,655	1,984
Sales and marketing	1,238	1,863
General and administrative	804	1,626

Total operating expenses	3,697	5,473

Operating loss	(3,381)	(5,577)
Other expense, net	(1,380)	(846)

Loss before income taxes	(4,761)	(6,423)
Provision from income taxes	—	—

Net loss	$(4,761)	$(6,423)

Per share of common stock:
Basic net loss per share	$(0.14)	$(0.19)

Diluted net loss per share	$(0.14)	$(0.19)

Weighted average common shares outstanding	35,214,906	34,419,148

Weighted average common and common equivalent shares outstanding	35,214,906	34,419,148

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(4,761)	$(6,423)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	—	423
Provision for excess and obsolete inventory	—	(125)
Compensation expense for stock option grants	187	12
Gain on settlement of debt and accrued litigation	—	(53)
Loss on forgiveness of debt	—	374
Loss on disposal of property	—	2
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	100	698
(Increase) decrease in inventories	(86)	(1,050)
(Increase) decrease in prepaid expenses and other assets	105	(743)
Increase (decrease) in accounts payable and accrued expenses	1,070	979

Net cash used in operating activities	(3,385)	(5,906)

Cash flows from investing activities:
Purchases of property and equipment	—	(176)

Net cash used in investing activities	—	(176)

Cash flows from financing activities:
Proceeds from notes payable - related party	2,948	5,800
Principal payments on notes payable - other	(6)	(154)
Proceeds from sale of common stock, net of expense	4	—

Net cash provided by financing activities	2,946	5,646

Net decrease in cash and cash equivalents	(439)	(436)
Cash and cash equivalents at beginning of period	499	809

Cash and cash equivalents at end of period	$60	$373

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Digital Lightwave, Inc. (the “Company”) provides the global fiber-optic communications industry with products and technology used to develop, install, maintain, monitor and manage fiber-optic communication networks. Telecommunications service providers, owners of private networks (utilities, government and large enterprises) and equipment manufacturers deploy the Company’s products to provide quality assurance and ensure optimum performance of advanced optical communications networks and network equipment. The Company’s products are sold worldwide to telecommunications service providers, owners of private networks (utilities, government and large enterprises), telecommunications equipment manufacturers, equipment leasing companies and international distributors. The Company’s wholly owned subsidiaries are Digital Lightwave (UK) Limited (“DLL”), Digital Lightwave Asia Pacific Pty, Ltd. (“DLAP”), and Digital Lightwave Latino Americana Ltda. (“DLLA”). DLL, DLAP, and DLLA provide international sales support, but are currently inactive. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company,” “Digital Lightwave,” “us,” “we,” “our,” etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Operational Matters

The Company continues to have insufficient short-term resources for the payment of its current liabilities. During the first three months of 2006, the Company addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan.

Optel currently is and continues to be the principal source of financing for the Company. The Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company. The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable or that it will continue as a going concern. As a result, our independent registered public accounting firm has included an explanatory paragraph for a going concern in its report for the year ended December 31, 2005, that was included in our Annual Report on Form 10-K filed on March 30, 2006.

As of May 10, 2006, the Company owed Optel approximately $51.2 million in principal plus accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum. Approximately $49.5 million of principal plus accrued interest thereon is currently due and payable at any time upon demand by Optel, and approximately $1.7 million in principal and accrued interest is payable on demand by Optel at any time after May 31, 2006.

On December 16, 2005, Optel established an irrevocable letter of credit in the amount of $2.0 million on our behalf and naming MC Test Service, Inc. as beneficiary. The letter of credit expires December 30, 2006. MC Test Service, Inc. provides outsourced manufacturing services to us. With the letter of credit in place, MC Test Service, Inc. has extended to us regular payment terms to pay for purchased production material.

The Company’s ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on its ability to restructure its debt and continue its guarantees through letters of credit with Optel and to obtain additional financing from funding sources which may include, but may not be limited to, Optel. If the Company is not able to obtain additional financing, and restructure its debt and guarantees with Optel, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fiscal year ended December 31, 2005, the Company’s impairment analysis calculated in accordance with the guidelines set forth in SFAS 144, indicated future cash flows from the Company’s operations were insufficient to cover the carrying value of the Company’s long-lived assets. Therefore, the Company calculated an impairment using the probability-weighted approach with an average life of five (5) years, and a risk-free rate of interest of 3%. As a result, during the fiscal year ended December 31, 2005, the Company recorded an impairment charge for the remaining balance of its long-lived assets.

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

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Beginning balance	$813	$546
Warranty provision	88	227
Warranty costs	(76)	(154)

Ending balance	$825	$619

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

For trade-in sales, including both Company and competitor products that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class. Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance found in Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non-monetary Transactions, as amended by SFAS No. 153 and related interpretations. Revenue and cost of sales are recorded based upon the cash portion of the transaction. The remaining costs associated with the new units are assigned to the units received on trade. When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction.

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

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the three-month periods ended March 31, 2006 and 2005, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 53,025,000 and 37,283,183 for the three months ended March 31, 2006, and 2005, respectively. The total incremental shares from common stock equivalents at March 31, 2006, included 221,000 from outstanding stock options and 52,804,000 shares that are issuable pursuant to the conversion feature of the Secured Convertible Promissory Note. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

	Three Months Ended March 31,
	2006	2005
Basic:
Weighted average common shares outstanding	35,214,906	34,419,148
Total basic	35,214,906	34,419,148

Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	35,214,906	34,419,148

Stock Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement 123 (revised 2004) (“Statement 123(R)”), Share-Based Payment, which revises Statement 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion 25, Accounting for Stock Issued to Employees (“Opinion 25”). Statement 123(R) requires us to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

Prior to the adoption of Statement 123(R), the Company accounted for stock-based compensation awards using the intrinsic value method of Opinion 25. Accordingly, the Company did not recognize compensation expense in the statement of operations for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by Statement 123, the Company also provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of Statement 123 had been applied.

The Company has elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore has not restated financial results for prior periods. Under this transition method, the Company will apply the provisions of Statement 123(R) to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, the Company will recognize compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost the Company records for awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by Statement 123. The Company has also determined to utilize a forfeiture rate which reflects the historic rates of forfeitures of unvested shares in its determination of compensation expense.

The Company’s compensation cost for stock-based employee compensation was $187,000 and $0 for the first three months of fiscal 2006 and 2005, respectively. No tax benefits were recognized for these costs due to recurring losses. As a result of the adoption of Statement 123(R), the Company’s financial results were lower than under the previous accounting method for share-based compensation by the following amounts:

Three Months Ended March 31, 2006
(In thousands, except per share data)
Earnings from continuing operations before income taxes	$187
Earnings from continuing operations	187
Net earnings	187
Basic and diluted net loss per common share	(0.01)

Prior to the adoption of Statement 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Statement 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three months ended March 31, 2006, there are no such excess tax benefits classified as financing cash flows.

The following table illustrates the effect on net income after tax and net income per common share as if the fair value recognition provisions of Statement 123 to stock-based compensation for the three-month period ended March 31, 2005 were applied:

Three Months Ended March 31, 2005
(In thousands, except per share data)
Net income:
Net loss, as reported	$(6,423)
Add: Stock-based employee compensation expense previously included in reported net income, net of related tax effects	12
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(738)

Pro forma net loss	$(7,149)

Basic loss per common share:
As reported	$(0.19)
Pro forma	$(0.21)
Diluted loss per common share:
As reported	$(0.19)
Pro forma	$(0.21)

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	March 31, 2006	March 31, 2005
Expected term (years)	na	4.0
Risk-free interest rate	na	3.9%
Volatility	na	269.0%
Dividend yield	na	—

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company’s stock. The Company has not historically issued any dividends and does not expect to in the future.

Stock Option Plans

The Company has two stock option plans with shares available for grant March 31, 2006 as follows:

	Plan
	1996	2001
Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Plan termination date	December 31, 2006	December 31, 2007

Option grants under the two plans have a contractual life of ten years. Option grants generally vest in one-third annual increments or quarterly over a three-year period, with the exception of certain option agreements that provide for various vesting schedules throughout the same three-year vesting period or options allowing vesting acceleration based on certain performance milestones on each anniversary of the grant date, commencing with the first anniversary. The Company recognizes compensation costs for these awards on a straight-line basis over the service period.

The following is a summary of the changes in outstanding options for the three months ended March 31, 2006:

	Shares (In thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2005	7,006	$3.40
Granted	—	—
Exercised	—	—
Forfeited and expired	(869)	$5.83

Outstanding at March 31, 2006	6,137	$3.30	$128

Exercisable at end of period	4,208	$3.93	$21

The weighted-average grant-date fair value of share options granted during the first three months of fiscal 2005 was $0.90. There were no stock options exercised during the first three months of fiscal 2006 and 2005.

Reclassification of Costs

During 2005, the Company changed its presentation of costs associated with the production and customer service departments from engineering and development and sales and marketing to cost of goods sold. These costs totaled approximately $1.4 million for the three months ended March 31, 2005.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, which is effective for inventory costs incurred by the Company beginning fiscal year 2006. The amendments made by SFAS No. 151 improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not have a significant effect on its financial statements.

2. INVENTORIES

Inventories are summarized as follows:

	March 31, 2006 (In thousands)	December 31, 2005 (In thousands)
Raw materials	$4,276	$3,745
Finished goods	575	1,020

	$4,851	$4,765

Effective as of January 31, 2005, the Company entered into an agreement with MC Test Service, Inc. (“MC”) to provide outsourced manufacturing services. On March 15, 2005, Optel established an irrevocable letter of credit in the amount of $6.0 million on behalf of the Company and naming MC as beneficiary. MC Test Service, Inc. provides outsourced manufacturing services to the Company. With the letter of credit in place, MC Test Service, Inc. has extended regular payment terms to pay for purchased production material. On December 16, 2005, Optel renewed the letter of credit for the amount of $2.0 million and extended the expiration date to December 30, 2006.

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

4. COMMITMENTS

At March 31, 2006, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $180,000 with MC Test Service, Inc.

5. RELATED PARTY TRANSACTIONS

Notes Payable

As described in Note 1 under the paragraph entitled “Operational Matters,” since December 31, 2005 through March 31, 2006, the Company has borrowed approximately $2.9 million from Optel. Additionally, on April 13, 2006, April 18, 2006 and April 25, 2006, the Company borrowed an additional $900,000, $200,000 and $300,000, respectively, from Optel to fund its ongoing working capital needs. Each of the new loans were evidenced by separate secured promissory notes, bear a rate of interest of 10.0% per annum and are secured by a security interest in substantially all of the Company’s assets. As of May 10, 2005 the Company owed Optel approximately $51.2 million in principal plus accrued interest thereon.

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

This information should be read in conjunction with (i) the consolidated condensed financial statements and notes thereto included in Item 1 of Part I of this quarterly report on Form 10-Q, and (ii) the consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, for the years ended December 31, 2005 and 2004 included in our Annual Reports on Form 10-K.

OVERVIEW

Executive Summary

The Company has insufficient short-term resources for the payment of its current liabilities. During the three months ended March 31, 2006, the Company has addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. The Company’s ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on its ability to obtain additional financing from funding sources which may include, but may not be limited to, Optel. If the Company is not able to obtain additional financing, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term and will not have the resources required for the payment of its current liabilities when they become due. Optel currently is and continues to be the principal source of financing for the Company. The Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company.

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

For the three months ended March 31, 2006, two customers accounted for approximately 17.7% and 11.0% of total net sales, respectively. No other customers accounted for more than 10% of net sales.

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

The Company has not entered into long-term agreements or blanket purchase orders for the sale of its products and, accordingly, does not carry substantial backlog from quarter to quarter. Our sales during a particular quarter are highly dependent upon orders placed by customers during that period. Most of our operating expenses are fixed and cannot be easily reduced in response to decreased revenues. Variations in the timing of revenues could cause significant variations in results of operations from quarter to quarter and result in continuing quarterly losses. The deferral of any large order from one quarter to another would negatively affect the results of operations for the earlier quarter. The Company must obtain orders during each quarter for shipment in that quarter to achieve revenue and profit objectives.

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

We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of March 31, 2006, was approximately $285,000.

We also estimate the collectability of our accounts receivables. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of March 31, 2006, was $2.7 million, net of our estimated reserve for uncollectible accounts of approximately $145,000.

We estimate the amount of excess and obsolete inventory. When evaluating the reserve for excess and obsolete inventory, we consider many factors, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $4.9 million as of March 31, 2006, net of our estimated reserve for excess and obsolete inventory of $15.7 million.

The Company recognizes deferred tax liabilities and assets for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the consolidated financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The company provides for a valuation allowance for the deferred tax assets when it concludes that it is more likely than not that the deferred tax assets will not be realized.

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. These events and circumstances include any decrease in the market price of a long-lived asset, changes in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize impairments when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. We could be required to take an additional impairment charge in the future should our actual cash flows be less than forecasted. As of March 31, 2006 a review of the carrying value of our long-lived assets and the probability of recovering such value indicated that no additional impairment charge was required.

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of March 31, 2006 was approximately $825,000.

We estimate the amount of liability the Company may incur as a result of pending litigation. As of March 31, 2006, the Company was not aware of any pending litigation, claims or assessments. Accordingly, there is no accrual for pending litigation at March 31, 2006.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company which occurred in the three months ended March 31, 2006, compared to the three months ended March 31, 2005. The following sets forth certain financial data as a percent of net sales:

	Percent of Net Sales for the Quarter Ended March 31,
	2006	2005
Net sales	100%	100%

Cost of goods sold	86	104

Gross profit	14	(4)

Operating expenses:
Engineering and development	74	69
Sales and marketing	55	65
General and administrative	36	57

Total operating expenses	165	191

Operating (loss)	(151)	(195)

Other (loss), net	(61)	(30)

Loss before income taxes	(212)	(224)
Benefit from income taxes	—	—

Net loss	(212)%	(224)%

Net Sales

Net sales for the quarter ended March 31, 2006, decreased $633,000, or 22%, to $2.2 million from $2.9 million for the quarter ended March 31, 2005. The decease in net sales primarily reflects the impact of engineering delays for the next generation SONET/SDH feature set, which has slipped to the second quarter of 2006 and the enforcement of higher margin requirements for all sales. International net sales for the quarter ended March 31, 2006, were approximately $0.6 million or 27% of net sales as compared to approximately $1.6 million, or 36% of net sales for the quarter ended March 31, 2005.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2006, totaled approximately $1.9 million or 86% of net sales as compared to $3.0 million or 104% of net sales for the quarter ended March 31, 2005. For the quarter ended March 31, 2006, cost of goods sold was lower due to the lower comparable net sales volume in the period. The lower percentage of cost of goods sold to net sales reflects the enforcement of a higher margin policy for all sales.

Gross Profit

Gross profit for the quarter ended March 31, 2006, increased by approximately $420,000 to approximately $316,000 or 14% of net sales, from a gross loss of ($104,000) million or (4%) of net sales for the quarter ended March 31, 2005. Gross profit increased from the prior period reflecting the enforcement of a higher margin policy for all sales.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended March 31, 2006, decreased by approximately $329,000 to $1.7 million from approximately $2.0 million for the quarter ended March 31, 2005. The decrease in spending in the quarter ended March 31, 2006 reflected the elimination of prototyping costs associated with some hardware developments which were completed in the forth quarter of 2005, as well as a reduction in engineering personnel offset by additional expense related to stock compensation.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows and promotional materials, depreciation of demonstration units, bad debt and warranty expenses. Sales and marketing expenses for the quarter ended March 31, 2006, were $1.2 million, a decrease of approximately $625,000 over the quarter ended March 31, 2005, spending of $1.9 million. The decrease over the first quarter of 2005 was primarily attributable to a decrease in sales staff and greater scrutiny of travel expenses.

General and Administrative

General and administrative expenses principally include salaries, other compensation, professional fees, facility rentals and information systems related to general management functions. General and administrative expenses for the quarter ended March 31, 2006, decreased by approximately $822,000 to $804,000 from approximately $1.6 million for the quarter ended March 31, 2005. This decrease is the result of $424,000 of costs associated with the departure of the former President and Chief Executive Officer in the first quarter of 2005, depreciation expense charged in 2005 and the results of cost cutting measures taken throughout 2005.

Other Income and Expense, net

Other expense, net for the quarter ended March 31, 2006 was approximately $1.4 million as compared to other expense, net of approximately $846,000 for the quarter ended March 31, 2005. The increase of approximately $536,000 is primarily attributable to increased interest expense on the outstanding Optel debt.

Provision for Income Taxes

No provision for income taxes was made for the three-month periods ending March 31, 2006 and 2005 due to the Company’s expected annual net losses. Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief it is more likely than not that future tax benefits will not be realized as a result of future income.

Net Loss

Net loss for the quarter ended March 31, 2006 was approximately $4.8 million or $0.14 per diluted share compared with net loss of approximately $6.4 million or $0.19 per diluted share for the quarter ended March 31, 2005, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company’s unrestricted cash and cash equivalents totaled approximately $60,000, a decrease of approximately $439,000 from December 31, 2005. As of March 31, 2006, the Company’s working capital deficit was $53.4 million as compared to a working capital deficit of $48.8 million at December 31, 2005. The Company had an accumulated deficit of approximately $141.1 million at March 31, 2006.

Beginning in the third quarter of 2001 and continuing through March 31, 2006, the Company experienced significant losses. The Company expects to continue to incur operating losses in fiscal year 2006. Management has taken actions to reduce operating expenses and capital expenditures. The actions include restructuring operations to more closely align operating costs with revenue. As further discussed below, our ability to maintain sufficient liquidity in the future is dependent on raising additional capital, successfully negotiating extended payment terms with certain vendors and other creditors, maintaining tight controls over spending, successfully achieving our product release schedules and attaining our forecasted sales objectives.

The Company continues to have insufficient short-term resources for the payment of its current liabilities. During the first three months of 2006, the Company has addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan.

As of May 10, 2006, the Company owed Optel approximately $51.2 million in principal plus accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum. The maturity dates and corresponding payment schedules related to these obligations are as follows:

•	Secured Convertible Promissory Note. Pursuant to that certain secured convertible promissory note, dated as of September 16, 2004, the Company borrowed $27.0 million from Optel on the following terms (the “Secured Convertible Promissory Note”):

•	Accrued and unpaid interest as of September 16, 2004, plus any interest that accrues on the $27.0 million outstanding principal that became due and payable on September 16, 2005, is now currently due and payable on demand at any time;

•	Interest that accrued from September 17, 2005, to May 10, 2006, is now currently due and payable on demand at any time; and

•	$27.0 million of principal is now currently due and payable on demand at any time.

•	Short-Term Notes. Pursuant to those several short-term secured promissory notes issued by the Company to Optel since September 30, 2004, the Company borrowed an additional $24.2 million from Optel on the following terms (the “Short-Term Notes”):

•	Approximately $22.5 million in principal plus accrued interest is now currently due and payable on demand at any time; and,

•	Approximately $1.7 million in principal plus accrued interest is payable on demand at any time after May 31, 2006.

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

On March 11, 2005, the Company issued 981,258 shares of common stock to Optel in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note. As of May 10, 2006, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $32.8 million, and the Applicable Conversion Price was approximately $0.442. Accordingly, on May 10, 2005, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 74.2 million shares of common stock. Further conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of the Company’s other stockholders and give Optel and Dr. Zwan even greater control over the Company. If Optel converted all of the indebtedness evidenced by the Secured Convertible Promissory Note, including principal and accrued interest, into shares of common stock on May 10, 2006, at an applicable conversion price of $0.442 per share, Optel and other entities controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, would control, in the aggregate, approximately 79.2% of the then outstanding shares of common stock after giving effect to the conversion.

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

The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable or that it will continue as a going concern. As a result, our independent registered public accounting firm has included an explanatory paragraph for a going concern in its report for the year ended December 31, 2005, that was included in our Annual Report on Form 10-K filed on March 30, 2006.

Operating Activities

Net cash used by operating activities for the three months ended March 31, 2006 was approximately $3.4 million. This was primarily the result of the loss from operations of approximately $4.8 million, offset by a reduction in accounts receivable of approximately $100,000 and an increase in accounts payable of approximately $1.1 million.

Investing Activities

No net cash was used by investing activities for the three months ended March 31, 2006.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2006 was approximately $2.9 million. This was primarily the result of proceeds of $2.9 million from borrowings from Optel. The proceeds provided by Optel’s financing were used to fund the Company’s working capital requirements and operating losses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are not exposed to material fluctuations in currency exchange rates because the majority of our sales and expenses are denominated in U.S. dollars. Our cash balances are invested in short-term, interest-bearing money market accounts. We believe the impact of a 1% increase or decline in interest rates would not be material to our investment income.

Item 4. Controls and Procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures are not sufficently effective to guarantee performance pursuant to the requirements of the Sarbanes-Oxley Act of 2002 for companies our size that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting. In conjunction with our procedures to implement the documentation and internal control requirements of the Sarbanes-Oxley Act of 2002 for companies of our size, we will initiate corrective actions necessary to address internal control deficiencies, and thereafter we will continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 in response to Item 1A to Part 1 of Form 10-K.

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

Pursuant to the terms of the Secured Convertible Promissory Note, all or any portion of the debt is convertible into the Company’s common stock at the option of Optel at any time. The conversion price is based upon the volume-weighted average trading price of the Company’s common stock during the five-day period preceding the date of any conversion. Further, as part of the conversion features approved by the disinterested stockholders at a special meeting of the stockholders held on February 10, 2005, the Company is required to file a registration statement covering the offer and sale by Optel of the shares of common stock issuable upon conversion and to keep the registration statement effective until the date that is two years after the date that such registration statement is declared effective.

As of May 10, 2006, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $32.8 million, and the Applicable Conversion Price was approximately $0.442. Accordingly, on May 10, 2006, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 74.2 million shares of common stock. Further, conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of our other stockholders, and give Optel and Dr. Zwan even greater control over the Company. If Optel converted all of the indebtedness evidenced by the Secured Convertible Promissory Note, including principal and accrued interest, into shares of common stock on May 10, 2006 at a conversion price of $0.442 per share, Optel and other entities controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, would control, in the aggregate, approximately 79.2% of the then outstanding shares of common stock after giving effect to the conversion.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

A list of exhibits is set forth in the Exhibit Index found on page 26 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Digital Lightwave, Inc.
(Registrant)

By:	/s/ KENNETH T. MYERS
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2006

By:	/s/ KENNETH T. MYERS
Interim Chief Accounting Officer (Principal Financial Officer)

Date:	May 15, 2006

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2002).

3.2*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on February 16, 2004).

3.3*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.03 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2002).

4.1*	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1 (File No. 333-09457), declared effective by the Securities and Exchange Commission on February 5, 1997).

10.1*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on January 20, 2006 and January 23, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on January 26, 2006).

10.2*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on February 2, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 7, 2006).

10.3*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on February 15, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on February 21, 2006).

10.4*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on March 1, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 7, 2006).

10.5*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on March 14, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on March 24, 2005).

10.6*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on March 29, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 4, 2006).

10.7*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on March 31, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 6, 2006).

10.8*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on April 13, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 19, 2006).

10.9*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on April 18, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 28, 2006).

10.10*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on April 25, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 1, 2006).

31.1+	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2+	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

99.1*	Press release dated February 23, 2006, announcing the appointment of Mr. Kenneth T. Myers as President and Chief Executive Officer of the Company (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Company on March 1, 1006)

*	Such exhibits are incorporated by reference.
+	Filed herewithin.