Form 10-Q
period 2006-06-30
DIGITAL LIGHTWAVE INC
filed 2006-08-14
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

000-21669

(Commission File Number)

Digital Lightwave, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	95-4313013
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5775 Rio Vista Drive Clearwater, Florida	33760
(Address of principal executive offices)	(Zip Code)

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

    YES  ☐    NO  ☒

The number of shares outstanding of the Registrant’s Common Stock as of August 10, 2006, was 35,215,331.

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2006

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$275	$499
Accounts receivable, less allowance of $145 in 2006 and 2005	1,259	2,672
Inventories, net	4,294	4,765
Prepaid expenses and other current assets	334	341

Total current assets	6,162	8,277
Other assets, net	232	37

Total assets	$6,394	$8,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$11,286	$10,181
Notes payable to related party	53,278	46,830
Notes payable	—	55

Total current liabilities	64,564	57,066
Other long-term liabilities	334	438

Total liabilities	64,898	57,504

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 300,000,000 shares; issued and outstanding 35,240,331 and 35,204,425 shares in 2006 and 2005, respectively	3	3
Additional paid-in capital	87,491	87,182
Accumulated deficit	(145,998)	(136,375)

Total stockholders’ deficit	(58,504)	(49,190)

Total liabilities and stockholders’ deficit	$6,394	$8,314

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Three Months Ended June 30,
	2006	2005
Net sales	$1,992	$2,670
Cost of goods sold	1,698	2,327

Gross profit	294	343

Operating expenses:
Engineering and development	1,228	2,242
Sales and marketing	525	1,347
General and administrative	2,080	916
Impairment of long-lived assets	—	2,988

Total operating expenses	3,833	7,493

Operating loss	(3,539)	(7,150)
Other expense, net	(1,323)	(940)

Loss before income taxes	(4,862)	(8,090)
Provision for income taxes	—	—

Net loss	$(4,862)	$(8,090)

Per share of common stock:
Basic net loss per share	$(0.14)	$(0.23)

Diluted net loss per share	$(0.14)	$(0.23)

Weighted average common shares outstanding	35,226,400	35,179,118

Weighted average common and common equivalent shares outstanding	35,226,400	35,179,118

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Six Months Ended June 30,
	2006	2005
Net sales	$4,224	$5,535
Cost of goods sold	3,614	5,296

Gross profit	610	239

Operating expenses:
Engineering and development	2,883	4,226
Sales and marketing	1,763	3,209
General and administrative	2,884	2,542
Impairment of long-lived assets	—	2,989

Total operating expenses	7,530	12,966

Operating loss	(6,920)	(12,727)
Other expense, net	(2,703)	(1,786)

Loss before income taxes	(9,623)	(14,513)
Provision for income taxes	—	—

Net loss	$(9,623)	$(14,513)

Per share of common stock:
Basic net loss per share	$(0.27)	$(0.42)

Diluted net loss per share	$(0.27)	$(0.42)

Weighted average common shares outstanding	35,216,147	34,801,223

Weighted average common and common equivalent shares outstanding	35,216,147	34,801,223

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,623)	$(14,513)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	—	879
Provision for excess and obsolete inventory	700	(308)
Compensation expense for stock option grants	305	16
Gain on settlement of debt and accrued litigation	—	(106)
Impairment of long-lived assets	—	2,988
Loss on forgiveness of debt	—	374
Loss on disposal of property	—	2
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	1,413	(137)
(Increase) decrease in inventories	(229)	(900)
(Increase) decrease in prepaid expenses and other assets	(188)	(357)
Increase (decrease) in accounts payable and accrued expenses	1,001	3,057

Net cash used in operating activities	(6,621)	(9,005)

Cash flows from investing activities:
Purchases of property and equipment	—	(263)

Net cash used in investing activities	—	(263)

Cash flows from financing activities:
Proceeds from notes payable - related party	6,448	8,925
Principal payments on notes payable - other	(55)	(310)
Proceeds from sale of common stock, net of expense	4	26

Net cash provided by financing activities	6,397	8,641

Net decrease in cash and cash equivalents	(224)	(627)
Cash and cash equivalents at beginning of period	499	809

Cash and cash equivalents at end of period	$275	$182

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

The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company,” “Digital Lightwave,” “us,” “we,” “our,” etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three- and six-month periods ended June 30, 2006, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Operational Matters

The Company continues to have insufficient short-term resources for the payment of its current liabilities. During the first six months of 2006, the Company addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan.

Optel currently is and continues to be the principal source of financing for the Company. The Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company. The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable or that it will continue as a going concern. As a result, the Company’s independent registered public accounting firm has included an explanatory paragraph for a going concern in its report for the year ended December 31, 2005, that was included in the Company’s Annual Report on Form 10-K filed on March 30, 2006.

As of August 10, 2006, the Company owed Optel approximately $54.1 million in principal plus accrued interest thereon, which debt is secured by a first priority security interest in substantially all of the Company’s assets and such debt accrues interest at a rate of 10% per annum. Approximately $53.2 million of principal plus accrued interest thereon is currently due and payable at any time upon demand by Optel, and approximately $855,000 in principal and accrued interest is payable on demand by Optel at any time after August 31, 2006.

On December 16, 2005, Optel established an irrevocable letter of credit in the amount of $2.0 million on the Company’s behalf and naming MC Test Service, Inc. (“MC Test”) as beneficiary. The letter of credit expires December 30, 2006. MC Test provides the Company with outsourced manufacturing services. With the letter of credit in place, MC Test has extended to the Company regular payment terms to pay for purchased production material. On July 18, 2006 and August 4, 2006 MC Test drew down on the letter of credit in the amount of $420,404 and $234,695 respectively, thus reducing the irrevocable letter of credit to $1.3 million.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the fiscal year ended December 31, 2005, the Company’s impairment analysis calculated in accordance with the guidelines set forth in Statement of Financial Accounting Standards (“SFAS”) No. 144 Accounting for the Impairment or Disposal of Long Lived Assets (“SFAS 144”), indicated future cash flows from the Company’s operations were insufficient to cover the carrying value of the Company’s long-lived assets. Therefore, the Company calculated an impairment using the probability-weighted approach with an average life of five (5) years, and a risk-free rate of interest of 3%. As a result, during the fiscal year ended December 31, 2005, the Company recorded an impairment charge for the remaining balance of its long-lived assets.

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

	Six Months Ended June 30,
	2006	2005
	(In thousands)
Beginning balance	$813	$546
Warranty provision	(42)	353
Warranty costs	(92)	(260)

Ending balance	$679	$639

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

For trade-in sales, including both Company and competitor products that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class. Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance found in Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non-monetary Transactions, (“Opinion 29”) as amended by SFAS No. 153 Exchanges of Non-monetary Assets (“SFAS 153”) and related interpretations. Revenue and cost of sales are recorded based upon the cash portion of the transaction. The remaining costs associated with the new units are assigned to the units received on trade. When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction.

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

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the three- and six-month periods ended June 30, 2006 and 2005, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 120,457,000 and 108,727,880 at June 30, 2006, and 2005, respectively. The total incremental shares from common stock equivalents at June 30, 2006, included 34,000 from outstanding stock options and 120,453,000 shares that are issuable pursuant to the conversion feature of the Secured Convertible Promissory Note held by Optel. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

	Three Months Ended June 30,
	2006	2005
Basic:
Weighted average common shares outstanding	35,226,400	35,179,118
Total basic	35,226,400	35,179,118

Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	35,226,400	35,179,118

	Six Months Ended June 30,
	2006	2005
Basic:
Weighted average common shares outstanding	35,216,147	34,801,233
Total basic	35,216,147	34,801,223

Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	35,216,147	34,801,223

Stock Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). SFAS 123R requires the Company to recognize expense related to the fair value of stock-based compensation awards, including employee stock options.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation awards using the intrinsic value method of Opinion 25. Accordingly, the Company did not recognize compensation expense in the statement of operations for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS 123, the Company also provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of SFAS 123 had been applied.

The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore did not restate financial results for prior periods. Under this transition method, the Company applied the provisions of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, the Company recognized compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost the Company records for awards are based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS 123. The Company has also utilized a forfeiture rate which reflects the historic rates of forfeitures of unvested shares in its determination of compensation expense.

The Company’s compensation cost for stock-based employee compensation was $118,000 and $305,000 for the three months ended June 30, 2006 and six months ended June 30, 2006, respectively. No tax benefits were recognized for these costs due to recurring losses. As a result of the adoption of SFAS 123R, the Company’s financial results of operations were lower than under the previous accounting method for share-based compensation by the following amounts:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(In thousands, except per share data)	(In thousands, except per share data)
Loss from operations before income taxes	$(118)	$(305)
Loss from operations	(118)	(305)
Net loss	(118)	(305)
Basic and diluted net loss per common share	0.00	(0.01)

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (“Excess Tax Benefits”) be classified as financing cash flows. For the three- and six-months ended June 30, 2006, there are no such Excess Tax Benefits classified as financing cash flows.

The following table illustrates the effect on net income after tax and net income per common share as if the fair value recognition provisions of Statement 123 to stock-based compensation for the three- and six-month periods ended June 30, 2005 were applied:

	Three Months Ended June 30 (In thousands, except per share data) 2005	Six Months Ended June 30 (In thousands, except per share data) 2005
Net income:
Net loss, as reported	$(8,090)	$(14,513)
Add: Stock-based employee compensation expense previously included in reported net income	4	16
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards	(716)	(1,454)

Pro forma net loss	$(8,802)	$(15,951)

Basic loss per common share:
As reported	$(0.23)	$(0.42)
Pro forma	$(0.25)	$(0.46)
Diluted loss per common share:
As reported	$(0.23)	$(0.42)
Pro forma	$(0.25)	$(0.46)

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	June 30, 2006	June 30, 2005
Expected term (years)	—	4.0
Risk-free interest rate	—	3.9%
Volatility	—	269.0%
Dividend yield	—	—

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

Stock Option Plans

The Company has two stock option plans with shares available for grant as of June 30, 2006 as follows:

	Plan
	1996	2001
Minimum exercise price as a percentage of fair market value at date of grant	100%	100%
Plan termination date	December 31, 2006	December 31, 2007

Options granted under the two plans typically have a term of ten years. Option grants generally vest in one-third annual increments or quarterly over a three-year period, with the exception of certain option agreements that provide for various vesting schedules throughout the same three-year vesting period or options allowing vesting acceleration based on certain performance milestones on each anniversary of the grant date, commencing with the first anniversary. The Company recognizes compensation costs for these awards on a straight-line basis over the service period.

The following is a summary of the changes in outstanding options for the six months ended June 30, 2006:

	Shares (In thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2005	7,006	$3.40
Granted	—	—
Exercised	(25)	$0.28
Forfeited and expired	(2,458)	$5.09

Outstanding at June 30, 2006	4,523	$2.80	$4

Exercisable at end of period	3,747	$3.06	$1

The weighted-average grant-date fair value of share options granted during the quarter ended June 30, 2005 was $0.93. Options to purchase 25,000 shares of common stock were exercised during the six month period ended June 30, 2006.

Reclassification of Costs

During 2005, the Company changed its presentation of costs associated with the production and customer service departments from engineering and development and sales and marketing to cost of goods sold. These costs totaled approximately $1.4 million for the three months ended March 30, 2005 and $2.7 million for the six months ended June 30, 2005.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, (“SFAS 151”) an amendment of Accounting Research Bulletin (“ARB”) No. 43, Restatement and Revision of Accounting Research Bulletins (“ARB43”) which is effective for inventory costs incurred by the Company beginning fiscal year 2006. The amendments made by SFAS 151 improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a significant effect on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), an interpretation of FASB No. 109, Accounting for Income Taxes, (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. The Company anticipates adopting the provisions of FIN 48 beginning in the first quarter of fiscal 2007. The Company is currently assessing the impact of this Interpretation on its consolidated financial statements.

2. INVENTORIES

Inventories are summarized as follows:

	June 30, 2006 (In thousands)	December 31, 2005 (In thousands)
Raw materials	$3,292	$3,745
Finished goods	1,002	1,020

	$4,294	$4,765

Effective as of January 31, 2005, the Company entered into an agreement with MC Test to provide outsourced manufacturing services. On March 15, 2005, Optel established an irrevocable letter of credit in the amount of $6.0 million on behalf of the Company and naming MC Test as beneficiary. MC Test provides outsourced manufacturing services to the Company. With the letter of credit in place, MC Test has extended regular payment terms to pay for purchased production material. On December 16, 2005, Optel renewed and amended the irrevocable letter of credit reducing the amount to $2.0 million and extending the expiration date to December 30, 2006. On July 18, 2006 and August 4, 2006 MC Test drew down on the letter of credit in the amount of $420,404 and $234,695 respectively, thus reducing the irrevocable letter of credit to $1.3 million.

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

4. COMMITMENTS

At June 30, 2006, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $822,000 with MC Test.

On May 15, 2006, the Company and Lightwave Drive, L.L.C. (“Lightwave Drive”) entered into a Lease Expiration Agreement dated effective as of May 1, 2006 (the “Expiration Agreement”). Pursuant to the Expiration Agreement, the Company and Lightwave Drive agreed to accelerate the expiration of the lease under which the Company occupies the property located at 15550 Lightwave Drive, Clearwater, Florida to May 31, 2006 (the “Early Expiration Date”), after which date the lease between the Company and Lightwave Drive will be of no further force or effect. In consideration for Lightwave Drive’s agreement to accelerate the expiration date pursuant to the Expiration Agreement, the Company agreed to pay Lightwave Drive a termination fee of $2.1 million, (the “Termination Fee”, $1.64 million in settlement fees and $460,000 in rent expense), concurrently with the execution and delivery of the Expiration Agreement, and Lightwave Drive agreed to release the letters of credit that secured the Company’s obligations under the lease upon payment of the Termination Fee.

In conjunction with the Company’s entry into the Early Expiration Agreement, the Company entered into two new separate leases, one relating to space for general office and light assembly purposes, (“Office Lease”), the other relating to space for warehousing and distribution purposes, (Warehouse Lease”). The Office Lease and Warehouse Lease require the Company to pay monthly rent of approximately $16,000 and $5,000 expiring through 2011. Pursuant to the Office Lease, Optel, on behalf of the Company, provided the lessor with an irrevocable letter of credit in the amount of $278,339 naming lessor as beneficiary and having an initial expiration date of no earlier than July 31, 2011.

5. RELATED PARTY TRANSACTIONS

Notes Payable

As described in Note 1 under the paragraph entitled “Operational Matters,” since December 31, 2005 through June 30, 2006, the Company has borrowed approximately $6.4 million from Optel. Additionally, on July 12, 2006, July 18, 2006 and August 4, 2006, the Company borrowed an additional $200,000, $420,404 and $234,695 respectively, from Optel to fund its ongoing working capital needs. Each of the new loans were evidenced by separate secured promissory notes, bear a rate of interest of 10.0% per annum and are secured by a security interest in substantially all of the Company’s assets. As of August 10, 2005 the Company owed Optel approximately $54.1 million in principal plus accrued interest thereon.

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

OVERVIEW

Executive Summary

The Company has insufficient short-term resources for the payment of its current liabilities. During the six months ended June 30, 2006, the Company has addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. The Company’s ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on its ability to obtain additional financing from funding sources which may include, but may not be limited to, Optel. If the Company is not able to obtain additional financing, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term and will not have the resources required for the payment of its current liabilities when they become due. Optel currently is and continues to be the principal source of financing for the Company. The Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company.

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

For the six months ended June 30, 2006, two customers accounted for approximately 15.0% and 13.0% of total net sales, respectively. No other customers accounted for more than 10% of net sales.

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

We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of June 30, 2006, was approximately $285,000.

We also estimate the collectibility of our accounts receivables. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of June 30, 2006, was $1.4 million, net of our estimated reserve for uncollectible accounts of approximately $145,000.

We estimate the amount of excess and obsolete inventory. When evaluating the reserve for excess and obsolete inventory, we consider many factors, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $4.3 million as of June 30, 2006, net of our estimated reserve for excess and obsolete inventory of $16.4 million. During 2006, the Company will be assessing the utility of its inventory and will determine the potential disposition of any obsolete items.

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

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that could indicate whether carrying amounts of long-lived assets may not be recoverable. These events and circumstances include any decrease in the market price of a long-lived asset, changes in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize impairments when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. We could be required to take an additional impairment charge in the future should our actual cash flows be less than forecasted. As of June 30, 2006 a review of the carrying value of our long-lived assets and the probability of recovering such value indicated that no additional impairment charge was required.

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of June 30, 2006 was approximately $679,000.

We estimate the amount of liability the Company may incur as a result of pending litigation. As of June 30, 2006, the Company was not aware of any pending litigation, claims or assessments. Accordingly, there is no accrual for pending litigation at June 30, 2006.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company which occurred in the three- and six-months ended June 30, 2006, compared to the three- and six-months ended June 30, 2005. The following sets forth certain financial data as a percent of net sales:

	Percent of Net Sales for the Three Months Ended June 30,		Percent of Net Sales for the Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	100%	100%	100%	100%
Cost of goods sold	85	87	86	96

Gross profit	15	13	14	4

Operating expenses:
Engineering and development	62	84	68	76
Sales and marketing	26	51	42	58
General and administrative	104	34	68	46
Impairment of property and equipment	0	112	0	54

Total operating expenses	192	281	178	234

Operating loss	(177)	(268)	(164)	(230)

Other loss, net	(67)	(35)	(64)	(32)

Loss before income taxes	(244)	(303)	(228)	(262)
Benefit from income taxes	—	—	—	—

Net Loss	(244)%	(303)%	(228)%	(262)%

Net Sales

Net sales for the quarter ended June 30, 2006, decreased $678,000, or 25%, to $2.0 million from $2.7 million for the quarter ended June 30, 2005. The decrease in net sales primarily reflected the impact of engineering delays for the next generation SONET/SDH feature set, which slipped to the end of the second quarter of 2006 and the enforcement of higher margin requirements for all sales. International net sales for the quarter ended June 30, 2006, were approximately $375,000, or 19% of net sales, as compared to approximately $600,000, or 22% of net sales, for the quarter ended June 30, 2005.

Net sales for the six months ended June 30, 2006, decreased $1.3 million or 24%, to $4.2 million from $5.5 million for the quarter ended June 30, 2005. The decrease in net sales primarily reflected the impact of engineering delays for the next generation SONET/SDH feature set, which slipped to the end of the second quarter of 2006 and the enforcement of higher margin requirements for all sales. International net sales for the six months ended June 30, 2006, were approximately $978,000, or 24% of net sales, as compared to approximately $1.4 million, or 25% of net sales for the six months ended June 30, 2005.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2006, totaled approximately $1.7 million, or 85% of net sales, as compared to $2.3 million, or 87% of net sales, for the quarter ended June 30, 2005. For the quarter ended June 30, 2006, cost of goods sold was lower due to the lower comparable net sales volume in the period. The lower percentage of cost of goods sold to net sales reflects the enforcement of a higher margin policy for all sales offset by a $700,000 adjustment for excess and obsolete inventory.

Cost of goods sold for the six months ended June 30, 2006, totaled approximately $3.6 million, or 86% of net sales, as compared to $5.3 million, or 96% of net sales, for the quarter ended June 30, 2005. For the six months ended June 30, 2006, cost of goods sold was lower due to the lower comparable net sales volume in the period offset by a $700,000 adjustment for excess and obsolete inventory.

Gross Profit

Gross profit for the quarter ended June 30, 2006, decreased by approximately $49,000 to approximately $294,000, or 15% of net sales, from $343,000, or 13% of net sales, for the quarter ended June 30, 2005. Gross profit percentage increased from the prior period reflecting the enforcement of a higher margin policy for all sales offset by a $700,000 adjustment for excess and obsolete inventory.

Gross profit for the six months ended June 30, 2006, increased by approximately $371,000 to approximately $610,000, or 14% of net sales, from $239,000, or 4% of net sales, for the six months ended June 30, 2005. Gross profit percentage increased from the prior period reflecting the enforcement of a higher margin policy for all sales offset by a $700,000 adjustment for excess and obsolete inventory.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended June 30, 2006, decreased by approximately $1.0 million to $1.2 million from approximately $2.2 million for the quarter ended June 30, 2005. Engineering and development expenses for the six months ended June 30, 2006, decreased by approximately $1.3 million to $2.9 million from approximately $4.2 million for the six months ended June 30, 2005. The decrease in spending reflected the elimination of prototyping costs associated with some hardware developments which were completed in the forth quarter of 2005, as well as a reduction in engineering personnel. These decreases are partially offset by additional expense related to stock compensation.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows and promotional materials, depreciation of demonstration units, bad debt and warranty expenses. Sales and marketing expenses for the quarter ended June 30, 2006, were $525,000, a decrease of approximately $822,000 over the quarter ended June 30, 2005, spending of $1.3 million. Sales and marketing expenses for the six months ended June 30, 2006, were $1.8 million, a decrease of approximately $1.4 million over the quarter ended June 30, 2005, spending of $3.2 million. The decrease over the second quarter of 2006 was primarily attributable to decreases in sales staff and and travel expenses. The decrease over the six months ended June 30, 2006 as compared to the same period in 2005 was primarily attributable to decreases in sales staff and travel expenses.

General and Administrative

General and administrative expenses principally include salaries, other compensation, professional fees, facility rentals and information systems related to general management functions. General and administrative expenses for the quarter ended June 30, 2006, increased by approximately $1.2 million to $2.1 million from approximately $916,000 for the quarter ended June 30, 2005. General and administrative expenses for the six months ended June 30, 2006, increased by approximately $341,000 to $2.9 million from approximately $2.5 million for the six months ended June 30, 2005. This increase included approximately $1.6 million in termination fees resulting from the Company’s execution and delivery of the expiration agreement for the property located at 15550 Lightwave Drive, Clearwater offset by workforce reductions implemented through the quarter.

Other Income and Expense, net

Other expense, net for the quarter ended June 30, 2006 was approximately $1.3 million as compared to other expense, net of approximately $940,000 for the quarter ended June 30, 2005. Other expense, net for the six months ended June 30, 2006 was approximately $2.7 million as compared to other expense, net of approximately $1.8 for the six months ended June 30, 2005. The increase of approximately $917,000 is primarily attributable to increased interest expense on the outstanding debt owed to Optel.

Provision for Income Taxes

No provision for income taxes was made for all periods presented due to the Company’s expected annual net losses. Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief it is more likely than not that future tax benefits will not be realized as a result of future income.

Net Loss

Net loss for the quarter ended June 30, 2006 was approximately $4.9 million or $0.14 per diluted share compared with net loss of approximately $8.1 million or $0.23 per diluted share for the quarter ended June 30, 2005, for the reasons discussed above. Net loss for the six months ended June 30, 2006 was approximately $9.6 million or $0.27 per diluted share compared with net loss of approximately $14.5 million or $0.42 per diluted share for the six months ended June 30, 2005, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company’s unrestricted cash and cash equivalents totaled approximately $275,000, a decrease of approximately $ 224,000 from December 31, 2005. As of June 30, 2006, the Company’s working capital deficit was $58.4 million as compared to a working capital deficit of $48.8 million at December 31, 2005. The Company had an accumulated deficit of approximately $146.0 million at June 30, 2006.

Beginning in the third quarter of 2001 and continuing through June 30, 2006, the Company experienced significant losses. The Company expects to continue to incur operating losses in fiscal year 2006. Management has taken actions to reduce operating expenses and capital expenditures. The actions include restructuring operations to more closely align operating costs with revenue. As further discussed below, our ability to maintain sufficient liquidity in the future is dependent on raising additional capital, successfully negotiating extended payment terms with certain vendors and other creditors, maintaining tight controls over spending, successfully achieving our product release schedules and attaining our forecasted sales objectives.

The Company continues to have insufficient short-term resources for the payment of its current liabilities. During the first six months of 2006, the Company has addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan.

As of August 10, 2006, the Company owed Optel approximately $54.1 million in principal plus accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum. The maturity dates and corresponding payment schedules related to these obligations are as follows:

•	Secured Convertible Promissory Note. Pursuant to that certain secured convertible promissory note, dated as of September 16, 2004, the Company borrowed $27.0 million from Optel on the following terms (the “Secured Convertible Promissory Note”):

•	Accrued and unpaid interest as of September 16, 2004, plus any interest that accrues on the $27.0 million outstanding principal that became due and payable on September 16, 2005, is now currently due and payable on demand at any time and as of August 10, 2006 was approximately $3.7 million; and

•	Interest that accrued from September 17, 2005, to August 10, 2006, is now currently due and payable on demand at any time and as of August 10, 2006 was approximately $2.7 million; and

•	Short-Term Notes. Pursuant to those several short-term secured promissory notes issued by the Company to Optel since September 30, 2004, the Company borrowed an additional $27.1 million from Optel on the following terms (the “Short-Term Notes”):

•	Approximately $26.2 million in principal plus accrued interest which as of August 10, 2006 was approximately $2.9 million is now currently due and payable on demand at any time; and

•	Approximately $855,000 in principle, plus accrued interest which as of August 10, 2006 was approximately $9,000 is due and payable on demand any time after August 31, 2006; and

•	Approximately $62.5 million in principal and accrued interest is currently due and payable on demand.

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

On March 11, 2005, the Company issued 981,258 shares of common stock to Optel in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note. As of August 10, 2006, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $33.4 million, and the Applicable Conversion Price was approximately $0.267. Accordingly, on August 10, 2005, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 125.2 million shares of common stock. Further conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of the Company’s other stockholders and give Optel and Dr. Zwan even greater control over the Company. If Optel converted all of the indebtedness evidenced by the Secured Convertible Promissory Note, including principal and accrued interest, into shares of common stock on August 10, 2006, at an applicable conversion price of $0.267 per share, Optel and other entities controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, would control, in the aggregate, approximately 85.8% of the then outstanding shares of common stock after giving effect to the conversion.

On May 15, 2006, the Company and Lightwave Drive, L.L.C. (“Lightwave Drive”) entered into a Lease Expiration Agreement dated effective as of May 1, 2006 (the “Expiration Agreement”). Pursuant to the Expiration Agreement, the Company and Lightwave Drive agreed to accelerate the expiration of the lease under which the Company occupies the property located at 15550 Lightwave Drive, Clearwater, Florida to May 31, 2006 (the “Early Expiration Date”), after which date the lease between the Company and Lightwave Drive will be of no further force or effect. In consideration for Lightwave Drive’s agreement to accelerate the expiration date pursuant to the Expiration Agreement, the Company agreed to pay Lightwave Drive a termination fee of $2.1 million, (the “Termination Fee”, $1.64 million in settlement fees and $460,000 in rent expense), concurrently with the execution and delivery of the Expiration Agreement, and Lightwave Drive agreed to release the letters of credit that secured the Company’s obligations under the lease upon payment of the Termination Fee.

In conjunction with the Company’s entry into the Early Expiration Agreement, the Company entered into two new separate leases, one relating to space for general office and light assembly purposes, (“Office Lease”), the other relating to space for warehousing and distribution purposes, (Warehouse Lease”). The Office Lease and Warehouse Lease require the Company to pay monthly rent of approximately $16,000 and $5,000 expiring through 2011. Pursuant to the Office Lease, Optel, on behalf of the Company, provided the lessor with an irrevocable letter of credit in the amount of $278,339 naming lessor as beneficiary and having an initial expiration date of no earlier than July 31, 2011.

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

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2006 was approximately $6.6 million. This was primarily the result of the loss from operations of approximately $9.6 million, offset by a reduction in accounts receivable of approximately $1.4 million and an increase in accounts payable of approximately $1.0 million.

Investing Activities

No net cash was used by investing activities for the six months ended June 30,2006.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2006 was approximately $6.4 million. This was primarily the result of proceeds of $6.4 million from borrowings from Optel. The proceeds provided by Optel’s financing were used to fund the Company’s working capital requirements and operating losses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are not exposed to material fluctuations in currency exchange rates because the majority of our sales and expenses are denominated in U.S. dollars. Our cash balances are invested in short-term, interest-bearing money market accounts. We believe the impact of a 10% increase or decline in interest rates would not be material to our investment income.

Item 4. Controls and Procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures are not sufficiently effective to guarantee performance pursuant to the requirements of the Sarbanes-Oxley Act of 2002 for companies our size that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of August 10, 2006, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $33.4 million, and the Applicable Conversion Price was approximately $0.267. Accordingly, on August 10, 2005, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 125.1 million shares of common stock. Further conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of the Company’s other stockholders and give Optel and Dr. Zwan even greater control over the Company. If Optel converted all of the indebtedness evidenced by the Secured Convertible Promissory Note, including principal and accrued interest, into shares of common stock on August 10, 2006, at an applicable conversion price of $0.267 per share, Optel and other entities controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, would control, in the aggregate, approximately 85.8% of the then outstanding shares of common stock after giving effect to the conversion.

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

Digital Lightwave, Inc. (Registrant)

By:	/s/ KENNETH T. MYERS
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2006

By:	/s/ KENNETH T. MYERS
Interim Chief Accounting Officer (Principal Financial Officer)

Date: August 11, 2006

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2002).

3.2*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on February 16, 2004).

3.3*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.03 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2002).

4.1*	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1 (File No. 333-09457), declared effective by the Securities and Exchange Commission on February 5, 1997).

10.1*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on April 13, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 19, 2006).

10.2*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on April 18, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 24, 2006).

10.3*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on April 25, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 1, 2006).

10.4*	Lease Expiration Agreement dated as of May 1 (executed May 15, 2006), between the Company and Lightwave Drive, L.L.C.

10.5*	Service Center Building Lease dated May 15, 2006, between the Company and Florida Holdings, L.P.

10.6*	Fowler Distribution Center Lease dated May 16, 2006, between the Company and Fowler DC, LLC.

10.7*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on May 15, 2006.

10.8*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on July 12, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 18, 2006).

10.9*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on July 18, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 24, 2006).

10.10*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on August 5, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 10, 2006).

31.1+	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2+	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Such exhibits are incorporated by reference.
+	Filed herewithin.