Form 10-Q
period 2006-09-30
DIGITAL LIGHTWAVE INC
filed 2006-11-07
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006, or

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

(727) 442-6677

(Registrant's telephone number, including area code)

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

The number of shares outstanding of the Registrant's Common Stock as of November 7, 2006, was 35,241,831.

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2006

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50	$499
Accounts receivable, less allowance of $145 in 2006 and 2005	2,252	2,672
Inventories, net	4,485	4,765
Prepaid expenses and other current assets	290	341

Total current assets	7,077	8,277
Other assets, net	249	37

Total assets	$7,326	$8,314

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$13,414	$10,181
Notes payable to related party	54,133	46,830
Notes payable	—	55

Total current liabilities	67,547	57,066
Other long-term liabilities	291	438

Total liabilities	67,838	57,504

Stockholders' equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 300,000,000 shares; issued and outstanding 35,241,831 and 35,204,425 shares in 2006 and 2005, respectively	3	3
Additional paid-in capital	87,578	87,182
Accumulated deficit	(148,093)	(136,375)

Total stockholders' deficit	(60,512)	(49,190)

Total liabilities and stockholders' deficit	$7,326	$8,314

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Three Months Ended September 30,
	2006	2005
Net sales	$2,587	$4,898
Cost of goods sold	1,417	3,529

Gross profit	1,170	1,369

Operating expenses:
Engineering and development	853	1,984
Sales and marketing	607	1,391
General and administrative	334	597
Impairment of long-lived assets	—	—

Total operating expenses	1,794	3,972

Operating loss	(624)	(2,603)
Other (expense) income, net	(1,471)	520

Loss before income taxes	(2,095)	(2,083)
Provision for income taxes	—	—

Net loss	$(2,095)	$(2,083)

Per share of common stock:
Basic net loss per share	$(0.06)	$(0.06)

Diluted net loss per share	$(0.06)	$(0.06)

Weighted average common shares outstanding	35,240,820	35,191,317

Weighted average common and common equivalent shares outstanding	35,240,820	35,191,317

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Nine Months Ended September 30,
	2006	2005
Net sales	$6,811	$10,433
Cost of goods sold	5,031	8,825

Gross profit	1,780	1,608

Operating expenses:
Engineering and development	3,736	6,210
Sales and marketing	2,370	4,600
General and administrative	3,218	3,139
Impairment of long-lived assets	—	2,989

Total operating expenses	9,324	16,938

Operating loss	(7,544)	(15,330)
Other expense, net	(4,174)	(1,266)

Loss before income taxes	(11,718)	(16,596)
Provision for income taxes	—	—

Net loss	$(11,718)	$(16,596)

Per share of common stock:
Basic net loss per share	$(0.33)	$(0.48)

Diluted net loss per share	$(0.33)	$(0.48)

Weighted average common shares outstanding	35,224,461	34,932,690

Weighted average common and common equivalent shares outstanding	35,224,461	34,932,690

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(11,718)	$(16,596)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	—	879
Provision for excess and obsolete inventory	(575)	(475)
Compensation expense for stock option grants	385	19
Gain on settlement of debt and accrued litigation	—	(1,742)
Impairment of long-lived assets	—	2,988
Loss on forgiveness of debt	—	374
Loss on disposal of property	—	2
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	420	(1,664)
(Increase) decrease in inventories	855	978
(Increase) decrease in prepaid expenses and other assets	(161)	132
Increase (decrease) in accounts payable and accrued expenses	3,086	3,966

Net cash used in operating activities	(7,708)	(11,139)

Cash flows from investing activities:
Purchases of property and equipment	—	(262)

Net cash used in investing activities	—	(262)

Cash flows from financing activities:
Proceeds from notes payable - related party	7,303	13,145
Principal payments on notes payable - other	(55)	(1,908)
Proceeds from sale of common stock, net of expense	11	26

Net cash provided by financing activities	7,259	11,263

Net decrease in cash and cash equivalents	(449)	(138)
Cash and cash equivalents at beginning of period	499	809

Cash and cash equivalents at end of period	$50	$671

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Digital Lightwave, Inc. (the “Company”) provides the global fiber-optic communications industry with products and technology used to develop, install, maintain, monitor and manage fiber-optic communication networks. Telecommunications service providers, owners of private networks (utilities, government and large enterprises) and equipment manufacturers deploy the Company’s products to provide quality assurance and ensure optimum performance of advanced optical communications networks and network equipment. The Company’s products are sold worldwide to telecommunications service providers, owners of private networks (utilities, government and large enterprises), telecommunications equipment manufacturers, equipment leasing companies and international distributors. The Company's wholly owned subsidiaries are Digital Lightwave (UK) Limited (“DLL”), Digital Lightwave Asia Pacific Pty, Ltd. (“DLAP”), and Digital Lightwave Latino Americana Ltda. (“DLLA”). DLL, DLAP, and DLLA provide international sales support, but are currently inactive. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company,” “Digital Lightwave,” “us,” “we,” “our,” etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three- and nine-month periods ended September 30, 2006, are not necessarily indicative of results which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Operational Matters

The Company continues to have insufficient short-term resources for the payment of its current liabilities. During the first nine months of 2006, the Company addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan.

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

As of November 7, 2006, the Company owed Optel approximately $54.4 million in principal plus accrued interest thereon, which debt is secured by a first priority security interest in substantially all of the Company’s assets and such debt accrues interest at a rate of 10% per annum. Approximately $54.1 million of principal plus accrued interest thereon is currently due and payable at any time upon demand by Optel, and approximately $270,000 in principal and accrued interest thereon is payable on demand by Optel at any time after December 31, 2006.

On December 16, 2005, Optel established an irrevocable letter of credit in the amount of $2.0 million on the Company’s behalf and naming MC Test Service, Inc. (“MC Test”) as beneficiary. The letter of credit expires December 30, 2006. MC Test provides the Company with outsourced manufacturing services. With the letter of credit in place, MC Test has extended to the Company regular payment terms to pay for purchased production material. On July 18, 2006, August 4, 2006 and October 4, 2006 MC Test drew down on the letter of credit in the amount of $420,404, $234,695, and $269,931 respectively, (recorded as notes payable to Optel) thus reducing availability under the irrevocable letter of credit to $1.1 million.

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

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
Beginning balance	$813	$546
Warranty provision	(86)	595
Warranty costs	(123)	(449)

Ending balance	$604	$692

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

For trade-in sales, including both Company and competitor products that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class. Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance found in Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non-monetary Transactions (“Opinion 29”), as amended by SFAS No. 153, Exchanges of Non-monetary Assets (“SFAS 153”), and related interpretations. Revenue and cost of sales are recorded based upon the cash portion of the transaction. The remaining costs associated with the new units are assigned to the units received on trade. When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction.

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

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the three- and nine-month periods ended September 30, 2006 and 2005, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 134,007,809 and 136,215,891 at September 30, 2006, and 2005, respectively. The total incremental shares from common stock equivalents at September 30, 2006, included 833 from outstanding stock options and 134,006,976 shares that are issuable pursuant to the conversion feature of the Secured Convertible Promissory Note held by Optel. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

	Three Months Ended September 30,
	2006	2005
Basic:
Weighted average common shares outstanding	35,240,820	35,191,317
Total basic	35,240,820	35,191,317

Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	35,240,820	35,191,317

	Nine Months Ended September 30,
	2006	2005
Basic:
Weighted average common shares outstanding	35,224,461	32,932,690
Total basic	35,224,461	32,932,690

Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	35,224,461	32,932,690

Stock Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No.123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). SFAS 123R requires the Company to recognize expense related to the fair value of stock-based compensation awards, including employee stock options.

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

The Company’s compensation cost for stock-based employee compensation was $80,000 and $385,000 for the three- and nine-month periods ended September 30, 2006. No tax benefits were recognized for these costs due to recurring losses. As a result of the adoption of SFAS 123R, the Company’s financial results of operations were lower than under the previous accounting method for share-based compensation by the following amounts:

	Three Months Ended September 30, 2006 (In thousands, except per share data)	Nine Months Ended September 30, 2006 (In thousands. except per share data)
Earnings from continuing operations before income taxes	$(80)	$(385)

Earnings from continuing operations	(80)	(385)

Net loss	(80)	(385)

Basic and diluted net loss per common share	0.00	(0.01)

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (“Excess Tax Benefits”) be classified as financing cash flows. For the three- and nine-months ended September 30, 2006, there are no such Excess Tax Benefits classified as financing cash flows. As of September 30, 2006, there remains approximately $190,000 of compensation costs to be expensed in future periods.

The following table illustrates the effect on net income after tax and net income per common share as if the fair value recognition provisions of Statement 123 to stock-based compensation for the three- and nine-month periods ended September 30, 2005 were applied:

	Three Months Ended September 30, 2005 (In thousands, except per share data)	Nine Months Ended September 30, 2005 (In thousands, except per share data)
Net income:
Net loss, as reported	$(2,083)	$(16,596)
Add: Stock-based employee compensation expense previously included in reported net income, net of related tax effects	3	19
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(176)	(1,630)

Pro forma net loss	$(2,256)	$(18,207)

Basic loss per common share:
As reported	$(0.06)	$(0.48)
Pro forma	$(0.07)	$(0.52)
Diluted loss per common share:
As reported	$(0.06)	$(0.48)
Pro forma	$(0.07)	$(0.52)

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model based on the assumptions in the table below.

	September 30, 2006	September 30, 2005
Expected term (years)	—	4.0
Risk-free interest rate	—	3.9%
Volatility	—	269.0%
Dividend yield	—	—

The expected term of the options is based on evaluations of historical and expected future employee exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based on historical volatility of the Company’s stock. The Company has not historically paid any dividends on its common stock and does not expect to in the future.

Stock Option Plans

The Company has two stock option plans with shares available for grant as of September 30, 2006 as follows:

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

The following is a summary of the changes in outstanding options for the nine months ended September 30, 2006:

	Shares (In thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2005	7,006	$3.40
Granted	—	—
Exercised	(25)	$0.28
Forfeited and expired	(1,017)	$4.20

Outstanding at September 30, 2006	3,506	$2.40	$0

Exercisable at end of period	2,943	$2.59	$0

The weighted-average grant-date fair value of share options granted during the quarter ended September 30, 2005 was $0.26. Options to purchase 25,000 shares of common stock were exercised during the nine month period ended September 30, 2006.

Reclassification of Costs

During 2005, the Company changed its presentation of costs associated with the production and customer service departments from engineering and development and sales and marketing to cost of goods sold. These costs totaled approximately $1.1 million for the three months ended September 30, 2005 and $3.8 million for the nine months ended September 30, 2005.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs (“SFAS 151”), an amendment of Accounting Research Bulletin (“ARB”) No. 43, Restatement and Revision of Accounting Research Bulletins (“ARB 43”), which is effective for inventory costs incurred by the Company beginning fiscal year 2006. The amendments made by SFAS 151 improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a significant effect on the Company’s financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB No. 109, Accounting for Income Taxes ("FASB 109"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. The Company anticipates adopting the provisions of FIN 48 beginning in the first quarter of fiscal 2007. The Company is currently assessing the impact of this Interpretation on its consolidated financial statements.

2. INVENTORIES

Inventories are summarized as follows:

	September 30, 2006 (In thousands)	December 31, 2005 (In thousands)
Raw materials	$3,394	$3,745
Finished goods	1,091	1,020

	$4,485	$4,765

On December 16, 2005, Optel established an irrevocable letter of credit in the amount of $2.0 million on the Company’s behalf and naming MC Test Service, Inc. (“MC Test”) as beneficiary. The letter of credit expires December 30, 2006. MC Test provides the Company with outsourced manufacturing services. With the letter of credit in place, MC Test has extended to the Company regular payment terms to pay for purchased production material. On July 18, 2006, August 4, 2006 and October 4, 2006 MC Test drew down on the letter of credit in the amount of $420,404, $234,695, and $269,931 respectively, (recorded as notes payable to Optel) thus reducing availability under the irrevocable letter of credit to $1.1 million.

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

4. COMMITMENTS

At September 30, 2006, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $623,000 with MC Test.

5. RELATED PARTY TRANSACTIONS

Notes Payable

As described in Note 1 under the paragraph entitled “Operational Matters,” since December 31, 2005 through September 30, 2006, the Company has borrowed approximately $7.3 million from Optel. Additionally, on October 4, 2006, the Company borrowed an additional $269,931 from Optel to fund its ongoing working capital needs. Each of the new loans were evidenced by separate secured promissory notes, bear a rate of interest of 10.0% per annum and are secured by a security interest in substantially all of the Company’s assets. As of November 7, 2005 the Company owed Optel approximately $54.4 million in principal plus accrued interest thereon.

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

OVERVIEW

Executive Summary

The Company has insufficient short-term resources for the payment of its current liabilities. During the nine months ended September 30, 2006, the Company addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. The Company’s ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on its ability to obtain additional financing from funding sources which may include, but may not be limited to, Optel. If the Company is not able to obtain additional financing, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term and will not have the resources required for the payment of its current liabilities when they become due. Optel currently is and continues to be the principal source of financing for the Company. The Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company.

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

For the nine months ended September 30, 2006, two customers accounted for approximately 16.9% and 14.7% of total net sales, respectively. No other customers accounted for more than 10% of net sales.

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

We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of September 30, 2006, was approximately $285,000.

We also estimate the collectibility of our accounts receivables. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of September 30, 2006, was $2.3 million, net of our estimated reserve for uncollectible accounts of approximately $145,000.

We estimate the amount of excess and obsolete inventory. When evaluating the reserve for excess and obsolete inventory, we consider many factors, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $4.5 million as of September 30, 2006, net of our estimated reserve for excess and obsolete inventory of $15.1 million. During the remainder of 2006, the Company will be accessing the utility of its inventory and will determine the potential disposition of any obsolete items.

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

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that could indicate whether carrying amounts of long-lived assets may not be recoverable. These events and circumstances include any decrease in the market price of a long-lived asset, changes in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize impairments when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. We could be required to take an additional impairment charge in the future should our actual cash flows be less than forecasted. As of September 30, 2006 a review of the carrying value of our long-lived assets and the probability of recovering such value indicated that no additional impairment charge was required.

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of September 30, 2006 was approximately $604,000.

We estimate the amount of liability the Company may incur as a result of pending litigation. As of September 30, 2006, the Company was not aware of any pending litigation, claims or assessments. Accordingly, there is no accrual for pending litigation at September 30, 2006.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company which occurred in the three- and nine-months ended September 30, 2006, compared to the three- and nine-months ended September 30, 2005. The following sets forth certain financial data as a percentage of net sales:

	Percent of Net Sales for the Three Months Ended September 30,		Percent of Net Sales for the Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	100%	100%	100%	100%
Cost of goods sold	55	72	74	85

Gross profit (loss)	45	28	26	15

Operating expenses:
Engineering and development	33	41	55	60
Sales and marketing	23	28	35	44
General and administrative	13	12	47	30
Impairment of property and equipment	—	—	—	29

Total operating expenses	69	81	137	163

Operating loss	(24)	(53)	(111)	(147)
Other income (loss), net	(57)	11	(61)	(12)

Loss before income taxes	(81)	(42)	(172)	(160)
Benefit from income taxes	—	—	—	—

Net Loss	(81)%	(42)%	(172)%	(160)%

Net Sales

Net sales for the quarter ended September 30, 2006, decreased $1.8 million, or 47%, to $2.6 million from $4.9 million for the quarter ended September 30, 2005. The decrease in net sales is a result of higher sales in the third quarter of 2005, due to one international deal of $1.6 million, and the enforcement of higher margin requirements for all sales. International net sales for the quarter ended September 30, 2006, were approximately $713,000, or 27% of net sales, as compared to approximately $2.5 million, or 51% of net sales, for the quarter ended September 30, 2005.

Net sales for the nine months ended September 30, 2006, decreased $3.6 million or 35%, to $6.8 million from $10.4 million for the quarter ended September 30, 2005. The decrease in net sales primarily reflected the impact of engineering delays for the next generation SONET/SDH feature set, which slipped to the end of the second quarter of 2006 and the enforcement of higher margin requirements for all sales. International net sales for the nine months ended September 30, 2006, were approximately $1.7 million, or 15% of net sales, as compared to approximately $3.9 million, or 37% of net sales, for the nine months ended September 30, 2005.

Cost of Goods Sold

Cost of goods sold for the quarter ended September 30, 2006, totaled approximately $1.4 million, or 55% of net sales, as compared to $3.5 million, or 72% of net sales, for the quarter ended September 30, 2005. For the quarter ended September 30, 2006, cost of goods sold was lower due to the lower comparable net sales volume in the period. The lower percentage of cost of goods sold to net sales reflects the enforcement of a higher margin policy for all sales.

Cost of goods sold for the nine months ended September 30, 2006, totaled approximately $5.0 million, or 74% of net sales, as compared to $8.8 million, or 85% of net sales, for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, cost of goods sold was lower due to the lower comparable net sales volume in the period. The decrease in cost of goods sold was offset by a $700,000 adjustment for excess and obsolete inventory in the second quarter of 2006. The lower percentage of cost of goods sold to net sales reflects the enforcement of a higher margin policy for all sales.

Gross Profit

Gross profit for the quarter ended September 30, 2006, decreased by approximately $199,000 to approximately $1.2 million, or 45% of net sales, from $1.4 million, or 28% of net sales, for the quarter ended September 30, 2005. Gross profit percentage increased from the prior period reflecting the enforcement of a higher margin policy for all sales

Gross profit for the nine months ended September 30, 2006, increased by approximately $172,000 to approximately $1.8 million, or 26% of net sales, from $1.6 million, or 15% of net sales, for the nine months ended September 30, 2005. Gross profit percentage increased from the prior period reflecting the enforcement of a higher margin policy for all sales. The increase in gross profit was partially offset by a $700,000 adjustment for excess and obsolete inventory in the second quarter of 2006.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended September 30, 2006, decreased by approximately $1.1 million to $850,000 from approximately $2.0 million for the quarter ended September 30, 2005. Engineering and development expenses for the nine months ended September 30, 2006, decreased by approximately $2.5 million to $3.7 million from approximately $6.2 million for the nine months ended September 30, 2005. The decrease in spending reflected the elimination of prototyping costs associated with some hardware developments, which were completed in the forth quarter of 2005, as well as a reduction in engineering personnel. These decreases were partially offset by additional expense related to stock compensation.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows and promotional materials, depreciation of demonstration units, bad debt and warranty expenses. Sales and marketing expenses for the quarter ended September 30, 2006, were $607,000, a decrease of approximately $784,000 over the quarter ended September 30, 2005 of $1.4 million. Sales and marketing expenses for the nine months ended September 30, 2006, were $2.4 million, a decrease of approximately $2.2 million over the nine months ended September 30, 2005, spending of $4.6 million. The decrease over the three and nine months ended September 30, 2006 as compared to the same periods in 2005 was primarily attributable to decreases in sales staff and travel expenses.

General and Administrative

General and administrative expenses principally include salaries, other compensation, professional fees, facility rentals and information systems related to general management functions. General and administrative expenses for the quarter ended September 30, 2006, decreased by approximately $263,000 to $334,000 from approximately $597,000 for the quarter ended September 30, 2005. The decrease reflects savings in facility rentals and a reduction in the general and administrative workforce. General and administrative expenses for the nine months ended September 30, 2006, increased by approximately $79,000 to $3.2 million from approximately $3.1 million for the nine months ended September 30, 2005. This increase included approximately $2.1 million in termination fees resulting from the Company’s execution and delivery of the expiration agreement for the property located at 15550 Lightwave Drive, Clearwater, Florida, offset by a decrease in fees for professional services.

Other Income and Expense, net

Other expense, net for the quarter ended September 30, 2006 was approximately $1.5 million, an increase of $2 million as compared to other income, net of approximately $520,000 for the quarter ended September 30, 2005. The $1.5 million expense consists largely of interest expense on the outstanding debt owed to Optel. In the third quarter 2005, the Company benefited from forgiveness of debt from Jabil Circuit, Inc. and CIT totaling approximately $1.6 million, which was then offet by interest expense of approximately $1.1 million. Other expense, net for the nine months ended September 30, 2006 was approximately $4.2 million as compared to other expense, net of approximately $1.3 million for the nine months ended September 30, 2005. The increase of approximately $2.9 million was primarily attributable to increased interest expense on the outstanding debt owed to Optel and the forgiveness of debt mentioned above.

Provision for Income Taxes

No provision for income taxes was made for the three- and nine-month periods ending September 30, 2006 and 2005 due to the Company’s expected annual net losses. Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief it is more likely than not that future tax benefits will not be realized as a result of future income.

Net Loss

Net loss for the quarter ended September 30, 2006 was approximately $2.1 million, or $0.06 per diluted share, compared with net loss of approximately $2.1 million, or $0.06 per diluted share, for the quarter ended September 30, 2005, for the reasons discussed above. Net loss for the nine months ended September 30, 2006 was approximately $11.7 million, or $0.33 per diluted share, compared with net loss of approximately $16.6 million, or $0.48 per diluted share, for the nine months ended September 30, 2005, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company’s unrestricted cash and cash equivalents totaled approximately $50,000, a decrease of approximately $ 621,000 from December 31, 2005. As of September 30, 2006, the Company’s working capital deficit was $60.5 million as compared to a working capital deficit of $48.8 million at December 31, 2005. The Company had an accumulated deficit of approximately $148.1 million at September 30, 2006.

Beginning in the third quarter of 2001 and continuing through September 30, 2006, the Company experienced significant losses. The Company expects to continue to incur operating losses during the remainder of fiscal year 2006. Management has taken actions to reduce operating expenses and capital expenditures. The actions include restructuring operations to more closely align operating costs with revenue. As further discussed below, our ability to maintain sufficient liquidity in the future is dependent on raising additional capital, successfully negotiating extended payment terms with certain vendors and other creditors, maintaining tight controls over spending, successfully achieving our product release schedules and attaining our forecasted sales objectives.

The Company continues to have insufficient short-term resources for the payment of its current liabilities. During the first nine months of 2006, the Company has addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan.

As of November 7, 2006, the Company owed Optel approximately $54.4 million in principal plus accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum. The maturity dates and corresponding payment schedules related to these obligations are as follows:

•	Secured Convertible Promissory Note. Pursuant to that certain secured convertible promissory note, dated as of September 16, 2004 (the “Secured Convertible Promissory Note”), the Company borrowed $27.0 million from Optel on the following terms:

•	Accrued and unpaid interest as of September 16, 2004, plus any interest that accrues on the $27.0 million outstanding principal that became due and payable on September 16, 2005, is now currently due and payable on demand at any time and, as of November 7, 2006, was approximately $3.7 million; and

•	Interest that accrued from September 17, 2005, to November 7, 2006, is now currently due and payable on demand at any time and as of November 7, 2006 was approximately $3.5 million; and

•	Short-Term Notes. Pursuant to those several short-term secured promissory notes issued by the Company to Optel since September 30, 2004 (the “Short-Term Notes”), the Company borrowed an additional $27.4 million from Optel on the following terms:

•	Approximately $27.1 million in principal plus accrued interest, which as of November 7, 2006 was approximately $3.6 million is now currently due and payable on demand at any time; and

•	Approximately $269,931 in principal plus accrued interest, which as of November 7, 2006 was approximately $2,699 is due and payable on demand any time after December 31, 2006; and

•	Approximately $64.9 million in principal and accrued interest is currently due and payable on demand.

On February 10, 2005, at a special meeting of our stockholders, the Company’s disinterested stockholders approved the conversion feature of the Secured Convertible Promissory Note. Accordingly, all or any portion of such debt is convertible into the Company’s common stock at the option of Optel at any time. The conversion price is based upon the volume-weighted average trading price of the Company’s common stock during the five-day period preceding the date of any conversion. The Company is required to file a registration statement covering the offer and sale by Optel of the shares of common stock issuable upon conversion and to keep the registration statement effective until the date that is two years after the date that such registration statement is declared effective.

All of the foregoing transactions with Optel were approved by the Company’s board of directors, upon the recommendation of a special committee of the board. The special committee is composed solely of independent directors.

On March 11, 2005, the Company issued 981,258 shares of common stock to Optel in connection with Optel’s conversion of $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note. As of November 7, 2006, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $34.2 million, and the Applicable Conversion Price was approximately $0.214. Accordingly, on November 7, 2006, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 160.3 million shares of common stock. Further conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of the Company’s other stockholders and give Optel and Dr. Zwan even greater control over the Company. If Optel converted all of the indebtedness evidenced by the Secured Convertible Promissory Note, including principal and accrued interest, into shares of common stock on November 7, 2006, at an applicable conversion price of $0.214 per share, Optel and other entities controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, would control, in the aggregate, approximately 88.4% of the then outstanding shares of common stock after giving effect to the conversion.

On May 15, 2006, the Company and Lightwave Drive, L.L.C. (“Lightwave Drive”) entered into a Lease Expiration Agreement dated effective as of May 1, 2006 (the “Expiration Agreement”). Pursuant to the Expiration Agreement, the Company and Lightwave Drive agreed to accelerate the expiration of the lease under which the Company occupied the property located at 15550 Lightwave Drive, Clearwater, Florida to May 31, 2006 (the “Early Expiration Date”), after which date the lease between the Company and Lightwave Drive was of no further force or effect. In consideration for Lightwave Drive’s agreement to accelerate the expiration date pursuant to the Expiration Agreement, the Company paid Lightwave Drive a termination fee of $2.1 million (the “Termination Fee”), $1.64 million in settlement fees and $460,000 in rent expense concurrently with the execution and delivery of the Expiration Agreement, and Lightwave Drive released the letters of credit that secured the Company’s obligations under the lease upon payment of the Termination Fee.

In conjunction with the Company’s entry into the Expiration Agreement, the Company entered into two new separate leases, one relating to space for general office and light assembly purposes (the “Office Lease”), the other relating to space for warehousing and distribution purposes (the “Warehouse Lease”). The Office Lease and the Warehouse Lease require the Company to pay monthly rent of approximately $16,000 and $5,000 respectively expiring through 2011. Pursuant to the Office Lease, Optel, on behalf of the Company, provided the lessor with an irrevocable letter of credit in the amount of $278,339 naming the lessor as beneficiary and having an initial expiration date of no earlier than July 31, 2011.

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

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2006 was approximately $7.7 million. This was primarily the result of the loss from operations of approximately $11.6 million, offset by a reduction in accounts receivable of approximately $1.4 million and an increase in accounts payable of approximately $1.0 million.

Investing Activities

No net cash was used by investing activities for the nine months ended September 30,2006.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2006 was approximately $7.3 million. This was primarily the result of proceeds of $7.3 million from borrowings from Optel. The proceeds provided by Optel’s financing were used to fund the Company’s working capital requirements and operating losses.

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

Item 4. Controls and Procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures are not sufficiently effective to guarantee performance pursuant to the requirements of the Sarbanes-Oxley Act of 2002 for companies our size that (1) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act and (2) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of November 7, 2006, the aggregate outstanding principal and accrued interest under the Secured Convertible Promissory Note was approximately $34.2 million, and the Applicable Conversion Price was approximately $0.214. Accordingly, on November 7, 2006, Optel had the right to convert the Secured Convertible Promissory Note into an aggregate of 160.3 million shares of common stock. Further conversion by Optel of all or any portion of the Secured Convertible Promissory Note could significantly dilute the ownership interests of the Company’s other stockholders and give Optel and Dr. Zwan even greater control over the Company. If Optel converted all of the indebtedness evidenced by the Secured Convertible Promissory Note, including principal and accrued interest, into shares of common stock on November 7, 2006, at an applicable conversion price of $0.214 per share, Optel and other entities controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, would control, in the aggregate, approximately 88. 4% of the then outstanding shares of common stock after giving effect to the conversion.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

A list of exhibits is set forth in the Exhibit Index found on page 22 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Digital Lightwave, Inc.
(Registrant)

By:	/s/ KENNETH T. MYERS
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2006

By:	/s/ KENNETH T. MYERS
Interim Chief Accounting Officer
(Principal Financial Officer)

Date: November 7, 2006

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2002).

3.2*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on February 16, 2004).

3.3*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.03 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2002).

4.1*	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1 (File No. 333-09457), declared effective by the Securities and Exchange Commission on February 5, 1997).

10.1*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on July 12, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 18, 2006).

10.2*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on July 18, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 24, 2006).

10.3*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on August 5, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on August 10, 2006).

10.4*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on October 4, 2006 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on October 10, 2006).

31.1+	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2+	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Such exhibits are incorporated by reference.
+	Filed herewithin.