Form 10-K
period 2006-12-31
DIGITAL LIGHTWAVE INC
filed 2007-04-06
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Registrant's telephone number, including area code: (727) 442-6677

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

The aggregate market value of Registrant's voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2006, was approximately $6,822,000 based on the last-sale price of $0.30 for shares of the Registrant’s Common Stock on such date as reported by the OTC Bulletin Board. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant's Common Stock issued and outstanding as of March 19, 2007, was 255,467,346.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed within 120 days after the close of the Registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III.

FORM 10-K

For the Year Ended December 31, 2006

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

Recent Developments

We continue to have insufficient short-term resources for the payment of our current liabilities. During the twelve months ended December 31, 2006, we addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by our largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. Our ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on our ability to obtain additional financing from funding sources which may include, but may not be limited to, Optel. If we are not able to obtain financing, we expect that we will not have sufficient cash to fund our working capital and capital expenditure requirements for the near term and that we will not have the resources required for the payment of our current liabilities when they become due. Optel currently continues to be our principal source of financing. We have not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company.

On September 16, 2004, we borrowed $27.0 million from Optel pursuant to a secured convertible promissory note (the “Secured Convertible Promissory Note”) that bore interest at 10% per annum and was secured by a first priority security interest in substantially all of our assets. The conversion feature of the Secured Convertible Promissory Note was approved by our disinterested stockholders at a special meeting of our stockholders on February 10, 2005. The transactions with Optel were approved by the Company’s board of directors, upon the recommendation of a special committee of the board. The special committee is composed solely of independent directors. Accordingly, all or any portion of such debt was convertible into the Company’s common stock at the option of Optel at any time. The conversion price was based upon the volume-weighted average trading price of the Company’s common stock during the five-day period preceding the date of any conversion. The Company is required to file a registration statement covering the offer and sale by Optel of the shares of common stock issuable upon conversion and to keep the registration statement effective until the date that is two years after the date that such registration statement is declared effective.

On March 11, 2005, Optel converted $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note into 981,258 shares of our common stock. On January 4, 2007, Optel converted the remaining indebtedness, or $34.8 million, outstanding under the Secured Convertible Promissory Note into 220,222,515 shares of our common stock. As a result, our obligations of repayment of debt under the Secured Convertible Promissory Note were satisfied as of January 4, 2007. As a result of the conversion of the amount outstanding under the Secured Convertible Promissory Note, Optel and other entities controlled by Dr. Zwan control, in the aggregate, approximately 91.1% of the issued outstanding shares of the Company’s common stock.

As of March 19, 2007, we owed Optel approximately $27.6 million in principal plus approximately $4.4 million in accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum (“Short Term Notes”). The $27.6 million in principal plus accrued interest is now currently due and payable on demand at any time. The indebtedness evidenced by the Short Term Notes is in addition to the indebtedness formerly evidenced by the Secured Convertible Promissory Note, and therefore it was not affected by Optel’s conversion of the indebtedness evidenced by the Secured Convertible Promissory Note into common stock in March 2005 and January 2007.

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

Our product lines also include the Network Access Agent (NAA) and the Optical Wavelength Manager (OWM). NAAs are unattended, software-controlled, performance monitoring and diagnostic systems permanently installed within optical-based networks, allowing centralized remote network monitoring and management. The OWM remotely monitors up to eight optical fibers providing fast and highly accurate analysis of optical wavelengths. The OWM also provides remote analysis and management via a web-enabled PC interface as well as software interfaces allowing for control by industry-standard network management systems.

Digital Lightwave, Inc. was incorporated in California in 1990 and reincorporated in Delaware in 1996. Unless the context indicates otherwise, the "Company," "we," "our," and "Digital Lightwave," as used in this Report, refer to Digital Lightwave, Inc., a Delaware corporation, and its predecessor entity. Our principal executive offices are located at 5775 Rio Vista Drive, Clearwater, Florida, 33760, and the telephone number is (727) 442-6677. The Digital Lightwave web site address is www.lightwave.com.

Industry

The telecommunications industry has experienced a modest stabilization after an abrupt halt of new investment and network expansion projects in 2002 through mid 2005. Consolidation, mergers and acquisitions, and business failures have resulted in fewer service providers competing for global market share, resulting in a significantly more stable market environment into which the Company sells its products and technologies. The bandwidth installed from 1997 – 2001 has been utilized and carriers are being forced to add capacity. Additionally, announcements by major local access providers in North America have provided a new catalyst for the fiber optic networking industry through the planned expansion of fiber to the home (FTTH), fiber to the premise (FTTP) as well as a variety of combined fiber build outs matched to communities’ specific existing local loop infrastructure, collectively known as (FTTx). Multi-year FTTx projects have begun in several regions of the United States. Whereas well-established network infrastructure exists in North America, leading to a slowdown in new development, aggressive network build outs in international markets are ongoing and will facilitate the use and implementation of a group of loosely related technologies known as Next Generation (NextGen) technologies. NextGen technologies facilitate efficient usage of the SONET/SDH bandwidth and though applicable in the United States, its adoption would force the upgrade of existing terminal equipment which carriers are reluctant to do. However, in certain developing international markets where there is no installed base to replace, carriers will generally opt to deploy NextGen.

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

The Company designs and manufactures its products in portable and embedded form factors to serve its varied customer types. Portable products are lightweight, self-contained test instruments that are used for field applications such as network diagnostics, maintenance and troubleshooting. The Company provides the same technologies in a rack-mountable product offering, designed for deployment at key points throughout the network, namely at central offices (CO), data centers, and co-location facilities. The rack-mounted equipment provides for remote monitoring from a centralized network management console residing at the service providers’ network operations center (NOC). Having remotely-deployed equipment allows service providers to monitor and manage their network on a full-time basis, thereby optimizing labor resources and minimizing time and expense of diagnosis and resolution of network emergencies and repairs.

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

Network Installation and Maintenance Products

Consisting primarily of the Company’s original product line of Network Information Computers (NIC), our Network Installation and Maintenance Products include portable test devices used by network technicians. These devices provide a compact, lightweight, and easy-to-use product offering significant functionality.

The NIC (i) is an integrated test instrument that is capable of analyzing multiple protocols concurrently and independently; (ii) utilizes an intuitive Microsoft Windows-based graphical user interface (GUI) with a touch sensor display to create an easy-to-use diagnostic tool; and (iii) is a software-based solution that can be easily upgraded and customized.

These products are based on modular and scalable hardware and software platforms and a flexible architecture that allow customers to easily upgrade existing systems to accommodate new technologies and thereby preserve the value of their original investment. We are utilizing the core technology within our NIC product line to continue developing portable and embedded products that address the evolving needs of the optical networking industry. Current platforms include:

•

NIC 2.5G®, NIC 10G®, and NIC GigE™ are small units that accommodate two (2) modules. They offer lightweight portability and ease of use through a 10.4” color touch-screen. NIC 2.5G® and NIC 10G® provide SONET/SDH test capability while NIC GigE™ provides Ethernet test capability. On customer request, both Ethernet and SONET/SDH modules may be integrated into any platform to provide converged telecom and datacom testing.

•

NIC Plus® is a larger scalable testing platform that accommodates up to 5 test modules. The slightly bigger platform offers a 12.1” color touch-screen with the same easy to use GUI as the smaller NIC platforms, but provides the space and power for multiple modules or Jitter/Wander measurement capability up to 10Gbps.

•

NIC EP® is an “embedded platform” designed for remotely operated embedded testing and is actually part of the NAA product line. It mounts in a 19” or 23” equipment rack and accommodates up to 5 test modules.

Available modules include:

•

Next Generation Optical Multi-rate Module provides SONET/SDH test capability from 52Mbps to 2.5Gbps, with options for 10Gbps, ATM, ODU Multiplexing, Virtual Concatenation (VCAT), Generic Framing Procedure (GFP), Link Adjustment Scheme (LCAS), Optical Transport Network (OTN), 10GigE LAN and WAN and 10GigE with Forward Error Correction (FEC).

•	PDH Module simultaneously and independently analyzes global electrical networks (T-carrier/PDH rates: DS0, DS1, DS3, E1, E3, E4), operating at transmission rates ranging from 1.5Mbps to 139Mbps.

•	PDH Jitter Module provides all of the features of the PDH Module, but adds Jitter and Wander measurement capability.

•

Optical Multi-rate Module provides a low-cost solution for SONET/SDH applications that do not require Next Generation features. It verifies and qualifies the performance of global high-speed optical networks, operating at transmission rates ranging from 52Mbps to 2.5Gbps.

•

High Density Ethernet Module provides simultaneous and independent testing for four (4) optical GigE ports and eight (8) electrical 10/100/1000 BaseT ports. It is available with a 10GigE LAN/WAN test option.

•	2.5Gbps Jitter Module provides jitter and wander testing from 155Mbps to 2.6Gbps. It is available only in the NIC Plus® or NIC EP® platforms.

•	10Gbps Jitter Module provides jitter and wander testing at the 10Gbps/10.7Gpbs rates. It is available only in the NIC Plus® or NIC EP® platforms.

•	Serial Interface Test Module provides testing of RS-530 and RS-232 interfaces.

This modular approach allows the Company to support customers with specialized needs by creating custom configurations, as well as those who require a more standard configuration.

Sales of Network Installation and Maintenance Products generated approximately 68%, 68% and 74% of our net sales for the years ended December 31, 2006, 2005 and 2004, respectively.

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

The first version NAA was introduced in 1998, utilizing the core technology of the NIC platform. NAAs are software-controlled performance monitoring and diagnostic equipment that is permanently embedded at multiple access points within optical networks, providing real-time analysis and network management from a centralized location, thereby reducing truck rolls.

The OWM is a highly sophisticated Dense Wave Division Multiplexing (DWDM) analysis system that provides more functionality and reliability than traditional optical spectrum analyzers at a significantly lower cost. The OWM is available in a compact rack-mountable form factor providing remote analysis and management via a web-enabled PC interface. The OWM remotely monitors up to eight optical fibers and provides fast and highly accurate analysis of optical wavelengths.

Customers

Since inception and through December 31, 2006, the Company has sold over 6,000 units of the Network Information Computer and over 130 Network Access Agents to over 520 customers. The Company has sold 79 units under the Optical Wavelength Manager product line since October 2002. The Company’s products are purchased and used by domestic and international customers in the following industry segments:

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

For the year ended December 31, 2006, two customers combined to account for approximately 27% of net sales. For the year ended December 31, 2005, three customers combined to account for approximately 32% of net sales. For the year ended December 31, 2004, one customer accounted for approximately 21% of net sales. No other customer accounted for sales of 10% or more during those years.

Sales, Marketing and Customer Support

Sales

The Company primarily sells its products in the United States through a direct sales force to telecommunications service providers and network equipment manufacturers. Sales of our products have tended to be concentrated with a few major customers, and we expect sales will continue to be concentrated with a few major customers in the future. In the third quarter of 2005, the Company opened a direct sales office in Dubai, managed by our Vice President of International Sales, to facilitate the Company’s growing market penetration of the Middle East, India and Far East markets. Our direct sales force consisted of five employees as of March 19, 2007.

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

Customer Support

The Company offers technical support to its customers 24 hours a day, seven days a week. The customer support organization is comprised of highly skilled employees with extensive experience across a broad range of fiber optics network equipment and technologies. All service and repair work is performed at certified facilities in Florida, Italy, Australia, Mexico, India and Thailand. The Company offers a warranty of one to three years depending on the product as well as an extended warranty program.

Production

The Company’s NIC and NAA products are currently produced in Clearwater, Florida. The Company subcontracts the manufacture of computer systems, boards, plastic molds and metal chassis and certain subassemblies and components for the NIC and NAA products. The Company performs final assembly and programs the products with our software. The Company implements strict quality control procedures throughout each stage of the manufacturing process and tests the boards and subassemblies at various stages in the process, including final test and qualification of the product. The Company also obtains other equipment manufacturers’ products for resale to customers.

Engineering and Development

The Company has organized its engineering and development efforts into product or project teams. These teams are organized around the development of a particular product, and each team is responsible for all aspects of the development of that product and any enhanced features or upgrades.

During fiscal years 2006, 2005, and 2004, the Company spent approximately $4.5 million, $7.8 million, and $5.1 million, respectively, on engineering and development activities.

Intellectual Property

As of March 19, 2007, we had eight issued patents, six issued patents in the United States relating to the NIC and NAA technology, and two issued patents relating to the DWDM technology. We currently have 14 applications for additional United States Patents.

Seasonality

Our sales are generally seasonal with the largest portion of quarterly sales tied to telecommunications industry purchasing patterns and tend to decrease during the first calendar quarter of each year.

International

The Company sells its products in domestic and international markets. Our domestic sales represented approximately 72%, 64%, and 73% of our net sales for the years ending 2006, 2005, and 2004, respectively. The Company’s international sales represented approximately 28%, 36% and 27% total net sales for the years ended 2006, 2005, and 2004, respectively.

Employees

As of March 19, 2007, we employed a full-time staff of 35 employees. None of the Company’s employees are represented by labor unions, and we believe our relations with our employees are good.

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

Our consolidated financial statements have been prepared on the assumption that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The independent registered public accounting firm’s report on our consolidated financial statements as of and for the fiscal year ended December 31, 2006, includes an explanatory paragraph that states we have suffered recurring losses from operations and have a working capital deficiency that raise substantial doubt about our ability to continue as a going concern.

Beginning in the third quarter of 2001 and continuing through December 31, 2006, we incurred combined net losses of $163.8 million. For the years ended December 31, 2006, and December 31, 2005, we reported net losses of approximately $14.5 million and $21.1 million, respectively, and cash flows used by operations of $7.9 million and $13.6 million, respectively. We anticipate that our operating losses will continue in fiscal year 2007. Management has taken actions to reduce operating expenses and capital expenditures, including restructuring operations to more closely align operating costs with net sales.

Our ability to meet cash and future liquidity requirements is dependent on various factors, including our ability to raise additional capital, successfully negotiate extended payment terms with certain creditors, attain our business objectives, maintain tight controls over spending and release new products and product upgrades on a timely basis. If our cash requirements cannot be satisfied from cash flows from operations and the infusion of additional capital, we may be forced to implement further expense reduction measures, including, but not limited to, workforce reductions, the sale of assets, the consolidation of operations or the delay, cancellation or reduction of certain product development, marketing, licensing, or other operational programs.

We are unable to meet our current obligations.

As of December 31, 2006, we had approximately $425,000 of unrestricted cash and cash equivalents and a working capital deficit of approximately $62.9 million. In addition to the unrestricted cash and cash equivalents, our current assets included approximately $2.4 million in net accounts receivable and approximately $2.7 million in net inventory. Our current liabilities included approximately $2.3 million in accounts payable and accrued liabilities, $11.7 million in accrued interest and approximately $54.7 million in current notes payable. We are currently unable to pay our liabilities as they become due.

We need to raise additional financing.

We continue to have insufficient short-term resources for the payment of our current liabilities. As of March 19, 2007, we owed Optel approximately $27.6 million in principal plus approximately $4.4 million in accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum (“Short Term Notes”). The $27.6 million in principal plus accrued interest is now currently due and payable on demand at any time. Optel from time to time also guarantees certain of our indebtedness and provides us with other credit support.

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

Our NIC and NAA products are currently produced in Clearwater, Florida. We subcontract the manufacture of computer systems, boards, plastic molds and metal chassis and certain subassemblies and components for the NIC and NAA products. We perform final assembly and program the products with our software. We implement strict quality control procedures throughout each stage of the manufacturing process and test the boards and subassemblies at various stages in the process, including final test and qualification of the product. Effective as of January 31, 2005, we entered into a letter agreement with MC Test Service, Inc. of Melbourne, Florida, to provide our subcontract manufacturing services. In the future, any failure to maintain our agreements with MC Test Service or enter into a substitute manufacturing agreement in a timely fashion could interrupt our operations and adversely impact our ability to manufacture our products, book sales and fulfill customer orders.

We currently utilize several key components in the manufacture of our products from sole-source or limited-source suppliers. Certain laser and laser amplifier components, power supplies, touch-screen sensors, single-board computers and semiconductor devices used in our NIC and the NAA products are sourced from a single or a limited number of suppliers. We purchase a controller board and an interface board from a single or limited number of suppliers for the NAA product. The loss of a supplier for any of these key components could seriously disrupt our operations.

As our technology has evolved, we rely less and less on application specific integrated circuits and more on programmable logic from major vendors. This approach has lessened our dependence on devices, which may go obsolete as well allowing us to move the technology forward into new designs and lower cost parts. On our newer designs we have also utilized industry standard pluggable optical transponders which are available from multiple vendors. Nonetheless, we continually monitor end-of-life notices constantly and perform last time buys or redesign as needed.

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

In the past, there have been industry-wide shortages in some of the optical components used in our products. If such shortages occur again, suppliers may be forced to allocate available quantities among their customers and we may not be able to obtain components and material in a timely manner, if at all. These shortages could lead to delays in shipping our products to our customers, which could significantly harm our business. Additionally, if prices of these components increase significantly, the margins on our products will decrease.

Our largest stockholder has substantial influence over us as a result of his interests as our largest stockholder and principal creditor.

As of March 19, 2007, Dr. Bryan J. Zwan, our chairman of the board, beneficially owned 232,722,523 shares of our common stock, which represented approximately 91.1% of our outstanding common stock as of that date. As the beneficial holder of over 90% of the common stock of the Company, Dr. Zwan has substantial control over matters to be determined by the stockholders of the Company, which control may be exercised in a manner adverse to the interests of other stockholders of the Company.

In addition, as of March 19, 2007, we owed Optel Capital, LLC, approximately $27.6 million plus accrued interest, which debt is secured by a first priority security interest in substantially all of our assets, and Optel has entered into various other commercial and financial arrangements with us, our creditors and our vendors. Approximately $27.6 million in principal plus accrued interest is now currently due and payable on demand (“Short Term Notes”). (See “We need to raise additional financing” under the caption entitled Risk Factors). Should Optel demand payment upon the Short Term Notes, the Company would not have the resources to satisfy its obligations to Optel, and Optel may seek legal remedies, including filing a petition for involuntary bankruptcy, or we may elect to seek relief by filing a voluntary bankruptcy petition.

We experience fluctuations in our operating results.

Our quarterly operating results have fluctuated in the past, and future quarterly operating results are likely to vary significantly due to a variety of factors which are outside our control. Factors that could affect our quarterly operating results include the following:

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

Since 2005, we have undertaken a number of initiatives to reduce costs. These measures have included significant reductions in workforce, temporary executive salary reductions and the relocation of our headquarters to a smaller facility that better meets our needs.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. For the fiscal year December 31, 2006, net sales from international customers represented approximately 28% of our total net sales for that period. We anticipate that net sales from international customers will continue to represent a significant portion of our total net sales. In addition, many of our new distributors and service and sales personnel are increasingly located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

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

We shipped our first product, the NIC, in February 1996, and we have shipped in excess of 6,000 units. However, we have experienced limited product shipments with respect to our NAA and OWM products. In addition, we have incurred substantial costs, including costs to:

•	develop and enhance our technology and products;

•	develop our engineering, production and quality assurance operations;

•	recruit and train sales, marketing and customer service groups;

•	build administrative and operational support organizations; and

•	establish international sales channels and strengthen existing domestic sales channels.

Our net losses totaled approximately $14.5 million and $21.1 million for the years ended December 31, 2006 and December 31, 2005, respectively. We anticipate that our operating losses will continue in fiscal year 2007 as we create and introduce new products and technologies and develop additional distribution channels. We expect that any related increases in net sales will lag behind these cost increases associated with introducing new products and technologies and developing additional distribution channels for the foreseeable future. If we cannot fund expected losses until we achieve operating profitability or positive cash flow from operations, we may not be able to meet our cash and working capital requirements, which would have a material adverse effect on our business, financial condition and results of operations.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB No. 109, Accounting for Income Taxes ("FASB 109"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. We anticipate adopting the provisions of FIN 48 beginning in the first quarter of fiscal 2007. We are currently assessing the impact of this Interpretation on our consolidated financial statements.

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

The process of integrating any acquisition may create unforeseen operating difficulties and expenditures including the following:

•

diversion of management time during the period of negotiation through closing and further diversion of such time after closing from focus on operating the business to issues of integration and future products;

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

Our success depends to a significant degree upon the continued contributions of key management and other personnel, some of whom could be difficult to replace. We do not currently maintain key-man life insurance covering our officers. Our success will depend on the performance of our officers, our ability to retain and motivate our officers, our ability to integrate new officers into our operations and the ability of all personnel to work together effectively as a team. We have had significant turnover of our executive officers in the past and could continue to have problems retaining and recruiting executive officers in the future. Our failure to retain and recruit officers and other key personnel could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on a limited number of products and are uncertain of the market for our current products and planned new products.

The majority of our sales are from our initial product, the NIC, and we expect that sales of NIC will continue to account for a substantial portion of our sales for the foreseeable future. We are uncertain about the size and scope of the market for our current and future products, including the product lines we have acquired. Our future performance will depend on increased sales of the NIC, market penetration of the NAA and OWM product lines, and the successful development, introduction and market acceptance of other new and enhanced products.

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

These factors could cause our sales to decrease or render our current products obsolete. Our success will depend on our ability to:

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

We believe that the principal competitors for our Network Installation and Maintenance Products are Agilent Technologies, Anritsu, EXFO Electro-Optical Engineering, Inc., JDSU, and Sunrise Telecom. We believe the principal competitors for our Network Management System are Agilent, EXFO, and Spirent. Many of our competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources. In addition, a number of these competitors have long-established relationships with our customers and potential customers. We expect that competition will increase in the future and that new competitors will enter the market for most, if not all, of the products we currently do and will offer. Increased competition could reduce our profit margins and cause us to lose, or prevent us from gaining, market share. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on a limited number of major customers and a decrease in orders from any major customer could decrease our net sales.

For the year ended December 31, 2006, two customers combined to account for approximately 27% of net sales. For the year ended December 31, 2005, three customers combined to account for approximately 32% of net sales. For the year ended December 31, 2004, one customer accounted for approximately 21% of net sales. No other customer accounted for sales of 10% or more during those years.

Our success depends on our ability to broaden our customer base to increase the level of sales. None of our customers has a written agreement with us that obligates them to purchase additional products from us. If one or more of our major customers decide not to purchase additional products or cancels orders previously placed, our net sales could decrease which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our products continuing to meet changing regulatory and industry standards.

Our products must meet industry standards and regulations that are evolving as new technologies are deployed. In the United States, our products must comply with various regulations promulgated by the Federal Communications Commission and Underwriters Laboratories, as well as industry standards established by the American National Standards Institute and other organizations. Internationally, our products must comply with standards established by the European Union and communication authorities in other countries as well as with recommendations of the International Telecommunication Union. Some of our planned products may be required to be certified by Telcordia in order to be commercially viable. The failure of our products to comply, or delays in compliance, with the various existing and evolving regulations could prevent us from selling our products in certain markets which could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on proprietary technology.

Our success and our ability to compete depend upon our proprietary technology that is protected through a combination of patent, copyright, trade secret and trademark law. As of March 19, 2007, we had six issued patents relating to the NIC and NAA technology and two issued patents relating to the Dense Wavelength Division Multiplexing technology in the United States. We can make no assurances the patents for which we have applied or intend to apply will be issued or that the steps that we take to protect our technology will be adequate to prevent misappropriation. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Our business strategy includes a plan to continue the increase in net sales in international markets, and the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. In addition, the Company may either license its proprietary rights to third parties or license certain technologies from third parties for use in the Company’s products

To further protect our proprietary information, we generally enter into non-disclosure agreements and proprietary information and invention assignment agreements with our employees and suppliers and limit access to, and distribution of, our proprietary information. It may be possible, despite these precautions, for third parties to copy or otherwise obtain and use our technology without authorization.

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

The market price of our common stock has been and is likely in the future to be highly volatile. Our common stock price may fluctuate significantly in response to factors such as:

•	quarterly variations in operating results;

•	announcements of technological innovations;

•	new product introductions by us or our competitors;

•	competitive activities;

•	changes in earnings estimates by analysts or our failure to meet such earnings estimates;

•	significant issuances of warrants to purchase common stock;

•	the conversion of significant outstanding debt into common stock;

•	announcements by us regarding significant acquisitions, strategic relationships or capital expenditure commitments;

•	additions or departures of key personnel;

•	issuances of convertible or equity securities for general or merger and acquisition purposes;

•	issuances of debt or convertible debt for general or merger and acquisition purposes;

•	changes in federal, state or foreign regulations affecting the telecommunications industry;

•	general market and economic conditions; and

•	developments relating to future significant litigation.

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

Sales or issuances of a large number of shares of our common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 19, 2007, 255,467,346 shares of our common stock were outstanding. Of these shares, 24,748,439 are eligible for sale in the public market without restriction, including 5,000,000 shares held by an entity controlled by Dr. Zwan, our largest stockholder, that are registered for resale. In addition, entities controlled by Dr. Zwan hold an additional 227,722,523 shares of outstanding common stock. As an “affiliate” of the Company (as defined under Rule 144 of the Securities Act of 1933, as amended), Dr. Zwan may only sell shares of common stock in the public market in compliance with the volume limitations of Rule 144 or pursuant to an effective registration statement.

The conversion feature of the Secured Convertible Promissory Note was approved by our disinterested stockholders at a special meeting of our stockholders on February 10, 2005. The transactions with Optel were approved by the Company’s board of directors, upon the recommendation of a special committee of the board. The special committee is composed solely of independent directors. Accordingly, all or any portion of such debt was convertible into the Company’s common stock at the option of Optel at any time. The conversion price was based upon the volume-weighted average trading price of the Company’s common stock during the five-day period preceding the date of any conversion. On March 11, 2005, Optel converted $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note into 981,258 shares of our common stock. On January 4, 2007, Optel converted the remaining indebtedness, or $34.8 million, outstanding under the Secured Convertible Promissory Note into 220,222,515 shares of our common stock.The Company is required to file a registration statement covering the offer and sale by Optel of the shares of common stock issuable upon conversion and to keep the registration statement effective until the date that is two years after the date that such registration statement is declared effective.

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

Our common stock is quoted on the OTC Bulletin Board. As a result, the holders of our common stock may find it more difficult to obtain accurate quotations concerning the market value of the stock. Stockholders also may experience greater difficulties in attempting to sell the stock than if it was listed on a national securities exchange or quoted on The NASDAQ Stock Market. Because our common stock is not traded on a stock exchange or on The NASDAQ Stock Market, and the market price of the common stock is less than $5.00 per share, the common stock is classified as a “penny stock.” Rule 15g-9 of the Securities Exchange Act of 1934, as amended, imposes additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an “established customer” or an “accredited investor.” These include the requirement that a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the penny stock rules to our common stock could adversely affect the market liquidity of the shares, which in turn may affect the ability of holders of our common stock to resell the stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters and production and shipping facilities are located at 5775 Rio Vista Drive, Clearwater, Florida. We currently lease the building space from Bay Vista TIC. The lease expires in July 2011.

We lease a warehousing facility are located at 11316 N. 46th Street, Tampa, Florida. We currently lease the building space from Fowler DC, LLC. The lease expires in May 2007.

We also lease a facility located at 85 Rangeway Rd. Building 1, Floor 2, North Billerica, Massachusetts from Forrest Realty Corporation. The lease expires July 31, 2007. We currently sublet this property.

We believe these facilities are adequate and suitable for our present and foreseeable business requirements.

Item 3.	Legal Proceedings

The Company from time to time may be involved in various lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any pending litigation, claims or assessments that would have a material adverse effect on the Company's business, financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's shares of Common Stock have been quoted on the OTCBB under the symbol “DIGL” since June 8, 2005. Prior to that, the Company’s shares were quoted on the Nasdaq SmallCap Market under the same symbol since September 23, 2004 and prior to that on the Nasdaq National Market, also under the same symbol since February 7, 1997. The following table sets forth the high and low prices of our Common Stock as reported by the Nasdaq National Market, the Nasdaq SmallCap Market and OTCBB, as applicable, during the periods indicated for fiscal years ended December 31, 2006 and 2005. Prices reported by the OTCBB represent the range of high and low bid quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock
	High	Low
2005
1st Quarter	$1.34	$0.75
2nd Quarter	$0.95	$0.25
3rd Quarter	$0.31	$0.21
4th Quarter	$0.40	$0.12

2006
1st Quarter	$0.58	$0.21
2nd Quarter	$0.51	$0.25
3rd Quarter	$0.30	$0.24
4th Quarter	$0.23	$0.15

On March 19, 2007, the last sale price of the Company's Common Stock was $0.24 per share. As of March 19, 2007, there were approximately 625 holders of record of the Company's Common Stock.

2006 Equity Compensation Table

The following table provides information as of December 31, 2006 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

	Column (a)	Column (b)	Column (c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,823,021	$2.59	8,973,175
Equity compensation plans not approved by security holders	—	$—	—
Total	2,823,021	$2.59	8,973,175

Stock Performance Graph

The following performance graph represents the cumulative total shareholder return for the period December 31, 2001 to December 31, 2006, for our common stock, as compared to the NASDAQ Total Return Index and the NASDAQ Non-Financial Index. The graph assumes that $100.00 was invested in our common stock and in each index on December 31, 2001. Although we have not declared a dividend on our common stock, the total return for each index assumes the reinvestment of dividends.

The comparisons in this table are required by the SEC and, therefore not intended to forecast or to be indicative of possible future performance of our common stock.

Dividend Policy

The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future. We anticipate that any earnings in the near future will be retained for the development and expansion of our business.

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2006 and 2005, there were no sales of unregistered securities, except for those disclosed in a previously filed Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

(In thousands, except share and per share data)

The following selected financial data are derived from the Consolidated Financial Statements of the Company. The selected financial data should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of the Company and Notes thereto.

	For the Years Ended December 31,
	2006	2005	2004	2003		2002
Consolidated Statement of Operations:
Net sales	$10,481	$12,882	$13,739	$7,514		$17,823
Gross profit (loss)	$2,326	$1,872	$1,097 (1)	$(9,450	)(2)	$(8,957	)(2)
Operating expenses:
Engineering and development	4,509	7,752	5,133	5,535		14,798
Sales and marketing	3,011	5,774	6,113	8,033		12,756
General and administrative	3,510	3,461	3,932	7,527		7,904
Restructuring charge	—	—	40 (3)	744	(3)	1,646	(3)
Litigation settlements and charges	—	—	—	—		1,512	(4)
Impairment of long-lived assets	—	3,369 (5)	322 (5)	3,302	(5)	15,945	(5)

Total operating expenses	11,030	20,356	15,540	25,141		54,561

Loss from operations	8,704	(18,484)	(14,443)	(34,591)		(63,518)
Other income (loss)	(5,784)	(2,609)	1,565	2,175		(22)

Net loss	$14,488	$(21,093)	$(12,878)	$(32,416)		$(63,540)

Basic and diluted net loss per share (6)	$(0.41)	$(0.60)	$(0.39)	$(1.03)		$(2.03)

Weighted average common and common equivalent shares outstanding	35,228,948	35,094,986	33,065,582	31,489,642		31,361,412

Consolidated Balance Sheet Data:
Cash and cash equivalents	$425	$499	$809	$312		$612
Working capital (deficit)	$(63,096)	$(48,789)	$(31,920)	$(25,930)		$(2,018)
Total assets	$6,301	$8,314	$12,554	$17,924		$42,398
Total long-term liabilities	$239	$438	$265	$517		$783
Stockholders' equity (deficit)	$(62,878)	$(49,190)	$(29,146)	$(21,140)		$10,764

(1)	Includes the benefit of $800,000 resulting from settlement with Jabil Circuit, Inc., offset by a $617,000 inventory adjustment and a charge of $1.3 million for excess and obsolete inventory for the year ending December 31, 2004.
(2)	Includes a charge of $4.0 million for the year ended December 31, 2003, and $12.7 million for the year ended December 31, 2002, for obsolete inventory as described in Note 2 of the Consolidated Financial Statements – “Inventory.” Additionally, for the year ended December 31, 2003, includes a charge of approximately $4.0 million for inventory claims for inventory held at Jabil as discussed in Note 15 of the Consolidated Financial Statements – “Legal Proceedings.”
(3)	Includes restructuring expense of $40,000, $700,000, and $1.6 million for fiscal years ended December 31, 2004, 2003, and 2002, respectively for charges as described under Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview” and Note 14 of the Consolidated Financial Statements – “Restructuring”
(4)	Includes a charge of $1.5 million made in connection with the Seth Joseph arbitration .
(5)	Includes an impairment charge for long-lived assets of $3.4 million, $322,000, $3.3 million and $15.9 million, for the years ended December 31, 2005, December 31, 2004, December 31, 2003, and December 31, 2002, respectively. The impairments are a result of the carrying value of property and equipment and other long-lived assets being in excess of the estimated fair value of such assets as described in Note 1 of the Consolidated Financial Statements – “Summary of Significant Accounting Policies.”
(6)	Incremental shares for common stock equivalents are not included in the loss per share calculations due to the anti–dilutive effect.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

The Company continues to have insufficient short-term resources for the payment of its current liabilities. During the twelve months ended December 31, 2006, the Company addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. As of December 31, 2006, the Company owed Optel approximately $27.6 million in principal plus approximately $4.0 million in accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum (“Short Term Notes”).

As of December 31, 2006, the Company also owed Optel approximately $27.0 million in principal plus approximately $7.7 million in accrued interest thereon pursuant to a secured convertible note that was issued to Optel in September 2004 (“Secured Convertible Promissory Note”). However, Optel converted the entire indebtedness outstanding under the Secured Convertible Promissory Note into shares of the Company’s common stock in January 2007.

The Company’s ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on the Company’s ability to obtain additional financing from funding sources which may include, but may not be limited to, Optel. Optel currently is and continues to be the principal source of financing for the Company. The Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company. If the Company is not able to obtain additional financing, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term and will not have the resources required for the payment of its current liabilities when they become due. The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable or that it will continue as a going concern. As a result, our independent certified public accountants have included an explanatory paragraph emphasizing the substantial doubt about the Company’s ability to continue as a going concern in their report for the year ended December 31, 2006.

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

Sales of our products have tended to be concentrated with a few major customers and we expect sales will continue to be concentrated with a few major customers in the future. For the year ended December 31, 2006, two customers combined to account for approximately 27% of net sales. For the year ended December 31, 2005, three customers combined to account for approximately 32% of net sales. For the year ended December 31, 2004, one customer accounted for approximately 21% of net sales. No other customer accounted for sales of 10% or more during those years.

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

To maintain our market share, we are focused on maintaining technological leadership with our product lines and expanding our sales network to identify emerging opportunities and improve our account presence. During fiscal years 2005 and 2006, we expanded our international presence through the use of local distributors in Europe, Asia and the Middle East, while maintaining strong relationships with important domestic customers. Technologically, we continue to develop new applications for our installed product base to be realized with the use of new modular add-ons and enhancements to meet the growing needs of global high-speed data service requirements. During fiscal years 2005 and 2006, we broadened our product offering and capabilities with the following important new products and enhancements:

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

•

Mini Operational Support System (MOSS) added to support NIC and SpanView product families, the MOSS software system provides a user friendly interface that monitors all NIC and SpanView products in a customer network. The MOSS consolidates all the elements in the network in a single view, collects performance data and provides an SQL interface for integration into other companies' Operational Support System (OSS).

Fiscal Year 2006

•

Introduction of 1.5, 2, 34, 45 and 139Mbps Jitter/Wander to NIC, allows for Jitter and Wander testing of PDH and T-Carrier networks and enables a single NIC Plus or NIC EP chassis to support Jitter and Wander testing from 1.5Mbps to 10.7Gbps.

•

Introduction of Next-Gen Multi-Rate (NGMR) module for NIC platform, an updated version of Optical Multi-Rate (OMR) module for SONET/SDH/OTN testing from 51Mbps to 10.7Gbps plus several “test options” including NextGen features that are delivered by use of license keys. Uses pluggable SFP and XFP optics.

•	10 Gbps Ethernet functionality test option added to the NGMR module, enables Ethernet testing at 10Gbps LAN+WAN in the same module that supports SONET/SDH/OTN.

•	10 Gbps Ethernet FEC test option added to the NGMR module, enabling the testing of Ethernet traffic embedded in OTN OTU-2 signal.

•	ODU-1 to ODU-2 multiplexing test option added to NGMR module, enables the testing of multiplexing/de-multiplexing four ODU-1 streams into a single ODU-2. This was an industry first.

•	Introduction of NextGen SONET/SDH test options for the NGMR, including VCAT (Virtual Concatenation), LCAS (Link Capacity Adjustment Scheme) and GFP (Generic Framing Procedure)

We believe that these new products and product enhancements, strategic partnerships, and third-party distribution agreements will further complement our product portfolio and enable us to offer a broader range of products to our global customers.

Critical Accounting Policies

We believe that estimating valuation allowances and accrued liabilities are critical in the portrayal of our financial condition and results of operations and they require difficult, subjective and complex judgments that are often the results of estimates that are inherently uncertain. Specifically, we believe the following estimates to be critical:

•	revenue recognition and sales returns and other allowances;

•	reserve for uncollectible accounts;

•	reserve for excess and obsolete inventory;

•	impairment of long-lived assets;

•	deferred tax valuation allowance;

•	warranty reserve; and

•	pending litigation.

We make significant judgments and estimates and assumptions in connection with establishing the above-mentioned valuation allowances. If we made different judgments or used different estimates or assumptions for establishing such amounts, it is likely that the amount and timing of our revenue or operating expenses for any period would be materially different.

We derive our revenues principally from product sales. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of December 31, 2006 was approximately $54,000.

We also estimate the collectibility of our accounts receivable. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of December 31, 2006 was $2.4 million, net of our estimated reserve for uncollectible accounts of approximately $84,000.

We estimate the amount of excess and obsolete inventory. We consider many factors when making our estimates, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $2.7 million as of December 31, 2006, net of our estimated reserve for excess and obsolete inventory of approximately $15.5 million. During 2007, we will be assessing the utility of our inventory and will determine the potential disposition of any obsolete items.

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that indicate whether carrying amounts of long-lived assets may not be recoverable. These events and circumstances include decrease in market price of a long-lived asset, change in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize impairment when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. We could be required to take an additional impairment charge in the future should our actual cash flows be less than forecasted. During the year ended December 31, 2006, a review of the carrying value of our long-lived assets and the probability of recovering such value indicated that no additional impairment charge was required.

We recognize deferred tax liabilities and assets for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the consolidated financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We provide for a valuation allowance for the deferred tax assets when it concludes that it is more likely than not that the deferred tax assets will not be realized.

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of December 31, 2006 was approximately $487,000.

We estimate the amount of liability the Company may incur as a result of pending litigation. As of December 31, 2006, we are not aware of any pending litigation, claims or assessments. Accordingly, there is no accrual for pending litigation at December 31, 2006.

Results of Operations

The following table sets forth certain financial data expressed as a percentage of net sales.

	Year Ended December 31,
	2006	2005	2004
Net sales	100%	100%	100%
Cost of goods sold	78	85	92

Gross profit	22	15	8

Operating expenses:
Engineering and development	43	60	38
Sales and marketing	29	45	44
General and administrative	33	27	29
Impairment of long-lived assets	—	26	2

Total operating expenses	105	158	113

Operating loss	(83)	(143)	(105)
Interest income	—	—	1

Interest expense	(55)	(32)	(18)
Other income (expense), net	—	11	29

Loss before income taxes	(138)	(164)	(94)

Net loss	(138)%	(164)%	(94)%

-	Represents less than 1% of net sales.

Year Ended December 31, 2006 Compared With Year Ended December 31, 2005

Net Sales

Net sales for the year ended December 31, 2006, decreased by $2.4 million, or 19%, to $10.5 million from $12.9 million for the year ended December 31, 2005. Sales to repeat customers for the year represented approximately 86% of sales, or $9.0 million as compared to approximately 78% of sales, or $10.1 million for 2005. During 2006, the Company shipped 200 total NIC and NAA units as compared to 309 units for the year ended December 31, 2005. The decrease in net sales was a result of enforcement of a higher margin policy for all sales and the reduction of the sales force throughout 2006.

International sales for the year ended December 31, 2006, as a percentage of net sales, decreased from 36% to 28% of net sales. For the year ended December 31, 2006, international sales decreased by $1.9 million or 40% to $2.8 million from $4.7 million over the prior year.

Cost of Goods Sold

Cost of goods sold includes direct material costs and the costs of material purchased from third party manufacturers as well as labor and overhead for production and service. Cost of goods sold for the year ended December 31, 2006 decreased by $2.8 million, or 26%, to $8.2 million as compared to $11.0 million for the year ended December 31, 2005. The decrease in cost of goods sold was due to lower overall sales and the percentage decrease was the result of enforcement of higher margin policy for all sales.

Gross Profit

Gross profit for the year ended December 31, 2006, improved to $2.3 million from $1.9 million for the year ended December 31, 2005. Gross margins for the years ended December 31, 2006 and 2005, were approximately 22% and 15%, respectively. The increase in gross profit is attributable to the enforcement of higher margin policy for all sales.

Engineering and Development

Engineering and development expenses principally include salaries for engineering, development and certain operations personnel, depreciation of product development assets, outside consulting fees and other development expenses. Engineering and development expenses for the year ended December 31, 2006, decreased by $3.3 million to $4.5 million, or 43% of net sales, from $7.8 million, or 60% of net sales, for the year ended December 31, 2005. The decrease in spending reflected the elimination of prototyping costs associated with some hardware developments, which were completed in 2005, as well as a reduction in engineering personnel. These decreases were partially offset by additional expense related to stock compensation.

Sales and Marketing

Sales and marketing expenses principally include salaries for sales, commissions, travel, tradeshows, promotional materials, depreciation of demonstration units, bad debt and warranty expenses. Sales and marketing expenses for the year ended December 31, 2006, decreased by $2.8 million to $3.0 million, or 29% of net sales, from $5.8 million, or 45% of net sales, for the year ended December 31, 2005. The decrease was primarily attributable to the decreases in sales staff and travel expenses.

General and Administrative

General and administrative expenses principally include salaries, other compensation, professional fees, facility rentals, and information systems related to general management functions. General and administrative expenses for the year ended December 31, 2006, increased by $49,000 to $3.5 million, or 33% of net sales, from $3.5 million, or 27% of net sales, for the year ended December 31, 2005. This increase included approximately $2.1 million in termination fees resulting from the Company’s execution and delivery of the expiration agreement for the property located at 15550 Lightwave Drive, Clearwater, Florida, offset by a decrease in fees for professional services, facility rentals and a reduction in the general and administrative workforce.

Impairment of Property and Equipment

During the fiscal year ended December 31, 2006, the Company did not incur a non-cash impairment charge. For fiscal year ended December 31, 2005, the Company recorded a total non-cash impairment charge for the remaining balance of its long-lived assets, which included $3.2 million and $200,000 on its property and equipment and other assets, respectively. (See Note 1 to the Consolidated Financial Statements – Summary of Significant Accounting Policies)

Other Income (Expense)

Other expense for the year ended December 31, 2006, increased by $3.2 million to $5.8 million from $2.6 million of other expense in the year ended December 31, 2005. The increase was primarily attributable to increased interest expense on the outstanding debt owed to Optel. In 2005 the Company benefited from the forgiveness of indebtedness owed to Jabil Circuit, Inc. and CIT totaling approximately $1.6 million, which was offset by interest expense of approximately $1.1 million.

Provision for Income Taxes

No provision for income taxes was made for the years ended December 31, 2006 and 2005 due to the Company’s expected annual net losses. Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief it is more likely than not that future tax benefits will not be realized as a result of future income.

Net Loss

For the reasons discussed above, net loss for the year ended December 31, 2006, was $14.5 million, or $0.41 per diluted share, a decrease of approximately $6.6 million, from a net loss of $21.1 million, or $0.60 per diluted share, for the year ended December 31, 2005.

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

Net Sales

Net sales for the year ended December 31, 2005, decreased by $857,000, or 6%, to $12.9 million from $13.7 million for the year ended December 31, 2004. Sales to repeat customers for the year represented approximately 78% of sales, or $10.1 million as compared to approximately 89% of sales, or $12.1 million for 2004. During 2005, the Company shipped 309 total NIC and NAA units as compared to 370 units for the year ended December 31, 2004.

International sales for the year ended December 31, 2005, as a percentage of net sales, increased from 27% to 36% of net sales. For the year ended December 31, 2005, international sales increased by $959,000, or 26%, to $4.7 million from $3.7 million during the prior year.

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

Gross Profit

Gross profit for the year ended December 31, 2005, improved by 72%, to $1.9 million from $1.1 million for the year ended December 31, 2004. Gross profit for the year ended December 31, 2004, excluding the charges related to excess and obsolete inventory and the write-off of inventory claims for inventory held at Jabil Circuit, was $2.4 million. Gross margins for the years ended December 31, 2005 and 2004, were approximately 15% and 18%, respectively. The decrease in gross margin year over year was attributable to a decrease in the volume of sales spread over the fixed portion of the cost of goods sold.

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

Sales and Marketing

Sales and marketing expenses for the year ended December 31, 2005, decreased by $339,000 to $5.8 million, or 45% of net sales, from $6.1 million, or 44% of net sales, for the year ended December 31, 2004. The decrease in expenses represents a reduction in depreciation due to fixed assets being fully impaired (See Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies), partially offset by increases in lease of competitor’s units for demonstration at customer sites, consultant fees for international and new product accounts and third party and/or distributor commissions.

General and Administrative

General and administrative expenses for the year ended December 31, 2005, decreased by $471,000 to $3.5 million, or 27% of net sales, from $3.9 million, or 29% of net sales for the year ended December 31, 2004. The decrease related to reductions in depreciation reflecting full impairment of the remaining long-lived assets’ carrying value, adjustments of estimated remaining liabilities, less consultant fees and contract services as well as reductions in the board of directors’ fees as negotiated. These were partially offset by $445,000 of severance and debt forgiveness costs relating to the resignation of the Company’s former Chief Executive Officer, James R. Green during the fiscal year ended December 31, 2005.

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

Other expense for the year ended December 31, 2005, decreased by $4.2 million to $2.6 million from $1.6 million of other income in the year ended December 31, 2004. The decrease represents a reduction of other income resulting from settlement of debt and payables to approximately $1.5 million in 2005 compared to $4.0 million in 2004, as well as the increase in interest expense of approximately $1.6 million associated with the increase in notes payable.

Net Loss

For the reasons discussed above, net loss for the year ended December 31, 2005, was $21.1 million, or $0.60 per diluted share, an increase of approximately $8.2 million, from a net loss of $12.9 million, or $0.39 per diluted share, for the year ended December 31, 2004.

Liquidity and Capital Resources

As of December 31, 2006, the Company’s unrestricted cash and cash equivalents were approximately $425,000, a decrease of $74,000 from December 31, 2005. As of December 31, 2006, the Company’s working capital deficit was approximately $62.9 million as compared to a working capital deficit of $48.8 million as of December 31, 2005. During 2006, we incurred a net loss of $14.5 million and cash flows used by operations of $7.9 million. In 2005, we incurred a net loss of $21.1 million and cash flows used by operations of $13.6 million. We had an accumulated deficit of $151 million as of December 31, 2006.

Beginning in the third quarter of 2001 and continuing through December 31, 2006, the Company has incurred combined net losses of $163.8 million. The Company expects to continue to incur operating losses in fiscal year 2007. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues. As further discussed below, our ability to maintain sufficient liquidity in the future is dependent on us raising additional capital, successfully negotiating extended payment terms with certain vendors and other creditors, maintaining tight controls over spending, successfully achieving our product release schedules and attaining our forecasted sales objectives.

The Company continues to have insufficient short-term resources for the payment of its current liabilities. During the twelve months ended December 31, 2006, the Company addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. The Company has used the financing provided by Optel to fund (i) the satisfaction of substantially all of its outstanding debt and liabilities owed to creditors other than Optel, and (ii) the Company’s short-term working capital needs.

As of September 16, 2004, the Company had borrowed $27.0 million from Optel pursuant to a secured convertible promissory note (the “Secured Convertible Promissory Note”) that bore interest at 10% per annum and was secured by a first priority security interest in substantially all of our assets. The conversion feature of the Secured Convertible Promissory Note was approved by the Company’s disinterested stockholders at a special meeting of stockholders on February 10, 2005. On March 11, 2005, Optel converted $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note into 981,258 shares of common stock. On January 4, 2007, Optel converted the remaining indebtedness, or $34.8 million, outstanding under the Secured Convertible Promissory Note into 220,222,515 shares of common stock. As a result, the Company’s obligations of debt repayment under the Secured Convertible Promissory Note were satisfied as of January 4, 2007.

As of December 31, 2006, the Company owed Optel approximately $27.6 million in principal plus approximately $4.0 million in accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum (“Short Term Notes”). The $27.6 million in principal plus accrued interest is now currently due and payable on demand at any time. The indebtedness evidenced by the Short Term Notes is in addition to the indebtedness formerly evidenced by the Secured Convertible Promissory Note and therefore it was not affected by Optel’s conversion of the indebtedness evidenced by the Secured Convertible Promissory Note into common stock in March 2005 and January 2007. On May 15, 2006, Optel established an irrevocable letter of credit in the amount of approximately $278,339 on the Company’s behalf and naming Highwoods/Florida Holdings, L.P., the Company’s landlord, as beneficiary. The letter of credit expires July 31, 2011.

The Company has entered into discussions with Optel to restructure the Short Term Notes by extending the maturity date of such debt, to arrange for additional short-term working capital. If we do not reach an agreement to restructure the Short Term Notes, and obtain additional financing from Optel, we will be unable to meet our obligations to Optel and our other creditors, and in an attempt to collect payment, our creditors, including Optel, may seek legal remedies, including filing a petition for involuntary bankruptcy, or we may elect to seek relief by filing a voluntary bankruptcy petition.

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

The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable or that it will continue as a going concern. As a result, our independent certified public accountants have included an explanatory paragraph emphasizing the substantial doubt about the Company’s ability to continue as a going concern in their report for the year ended December 31, 2006.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2006, was $7.9 million. This was primarily attributable to the net loss in 2006 of $14.5 million. Included in the net loss from operations was an increase in the provision for excess and obsolete inventory of $1.0 million. The increase in accounts payable and accrued expenses, which totaled approximately $3.6 million, resulted primarily from accrued but unpaid interest expenses of $5.8 million and from unpaid trade accounts payable of $1.2 million. Usage of on-hand inventory provided operating cash of $1.1 million. An increase in prepaid expenses and other assets used operating cash of $114,000. Accounts receivable produced operating cash of approximately $287,000 on net sales of approximately $10.5 million, as cash collections outpaced new customer billings.

Net cash used in operating activities for the year ended December 31, 2005, was $13.6 million. This was primarily attributable to the net loss in 2005 of $21.1 million. The net loss from operations was favorably adjusted for a $3.4 million impairment charge, $374,000 forgiveness of a related party note receivable, $879,000 of depreciation and amortization; and offset by a $1.7 million gain on settlement of accounts payable and accrued litigation and a decrease in the provision for excess and obsolete inventory of $539,000. The increase in accounts payable and accrued expenses which totaled approximately $5.1 million resulted primarily from accrued but unpaid interest expenses of $2.9 million, unpaid trade accounts payable of $1.6 million, and from the conversion of $1.0 million of debt to stock, which was applied first to accrued interest. Usage of on-hand inventory and prepaid expenses and other assets provided operating cash of $276,000 and $326,000, respectively. Accounts receivable used operating cash of approximately $603,000 on net sales of approximately $12.9 million, as new customer billings outpaced cash collections.

Net cash used in operating activities for the year ended December 31, 2004, was $17.4 million. This reflected a net loss in 2004 of $12.9 million, coupled with decreases in accrued litigation charges of $5.8 million, settlements of accounts payable and accrued litigation of $4.4 million, increases in accounts receivable of $963,000 and increases in prepaid expenses and other assets of $364,000. These were partially offset by a $2.6 million decrease in net inventories, a $1.5 million increase in accounts payable and accrued expenses as well as $2.1 million of non-cash expenses including, but not limited to, depreciation and amortization of $2.3 million and an impairment charge for long-lived assets of $322,000.

Investing Activities

No investing activities took place during the year ended December 31, 2006.

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

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2006 of $7.9 million was principally a result of $7.9 million additional financing provided by Optel, LLC and Optel Capital, LLC (see Note 11 to the Consolidated Financial Statements – Related Party Transactions).

Net cash provided by financing activities for the year ended December 31, 2005 of $13.5 million was principally a result of $15.4 million additional financing provided by Optel, LLC and Optel Capital, LLC (see Note 11 to the Consolidated Financial Statements – Related Party Transactions) offset by payments of $1.9 million made on notes payable to Jabil in conjunction with scheduled payments and the Settlement Agreement (See Note 2 to the Consolidated Financial Statements – Inventories). The proceeds provided by Optel’s financing were used to fund the operating losses.

Net cash provided by financing activities for the year ended December 31, 2004, was approximately $16.1 million. This was primarily attributable to $17.8 million in financing provided by Optel, LLC and Optel Capital, LLC. (See Note 11 to the Consolidated Financial Statements – Related Party Transactions) Financing proceeds were used to fund operating losses, settlement payments and payments made on notes to Jabil Circuit, Inc. of $1.8 million. (See Note 8 to the Consolidated Financial Statements – Notes Payable, Line of Credit and Letter of Credit)

Legal Proceedings

As of the date of this report, the Company is not aware of any pending litigation, claims or assessments that would have a material adverse effect on the Company's business, financial condition and results of operations. (See Note 15 to the Consolidated Financial Statements—Legal Proceedings)

New Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (“EITF”) ratified Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross versus Net Presentation), which applies to financial reports for interim and annual reporting periods beginning after December 15, 2006. Under the EITF guidance, the Company may elect to present sales in the Statements of Operations on either a gross (that is, include tax collections within revenue) or a net (that is, excluded from revenue) basis. The Company does not plan to change its reporting as a result of this EITF guidance. Our practice has been to report such items on a net basis.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. The Company anticipates adopting the provisions of FIN 48 beginning in the first quarter of fiscal 2007. The Company is currently assessing the impact of this Interpretation on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 creates a fair value hierarchy, which prioritizes the inputs that should be used in determining fair value. Under this pronouncement, companies must provide disclosures containing relevant information in the financial statements, allowing users to assess inputs used to measure fair value, as well as the effect of those measurements on earnings for the periods presented, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS 157 on their financial position.

In September 2006, the SEC released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006, and was adopted by the Company on December 31, 2006. The adoption of SAB 108 had no effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2006, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Other Material Commitments

The Company’s contractual cash obligations as of December 31, 2006 are summarized (in thousands) in the table below.

Contractual Cash Obligations	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Notes Payable—Related Party (1)	$54,645	$54,645	$—	$—	$—
Interest Payable—Related Party (1)	11,743	11,743	—	—	—
Operating leases	1,209	276	509	424	—
Non-cancelable purchase orders (2)	840	840	—	—	—
Notes Payable—Other (1)	50	50	—	—	—

Total contractual cash obligations	$68,487	$67,554	$509	$424	$—

(1)	See Note 8 to the Consolidated Financial Statements—Notes Payable, Line of Credit and Letter of Credit
(2)	Reflects non-cancelable inventory purchase orders.

Trends and Uncertainties

During 2006, the telecommunications industry experienced a modest recovery, aided by the broader improvement in the global economy. This recovery follows a period from 2001 to 2003 where the economy in general and the telecommunications industry specifically experienced a significant downturn. While there can be no assurance of the continuation of the current positive trends in the economy and in the telecom industry, we see the recovery in the telecommunications sector and fiber optic test equipment market continuing in the near term.

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

The financial statements required by this Item are set forth at the end of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2006, (1) our disclosure controls and procedures are not sufficiently effective pursuant to the requirements of the Sarbanes-Oxley Act of 2002 for companies our size, (2) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and (3) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this report in that the registrant intends to file a definitive proxy statement pursuant to Regulation 14A (the “Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) under the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by regulations of the SEC to furnish the Company with copies of all Section 16(a) forms that they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company's officers, directors and greater than ten percent (10%) stockholders complied with all applicable Section 16(a) filing requirements for the fiscal year ended December 31, 2006, except that Form 4 filings for Dr. Bryan J Zwan, ZG Nevada Limited Partnership and ZG Nevada, Inc. were filed late to report the maturity of certain forward sale contracts.

Policies on Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics that is applicable to all of its directors, offices and employees (the “Code of Ethics”). A copy of the Code of Ethics is available upon request, free of charge, by contacting the Company at (727) 442-6677.

Item 11.	Executive Compensation

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.	Financial Statements. See the Consolidated Financial Statements included with this report, the index to which is set forth on page F-1.

2.	Financial Statement Schedules. See the last page of the Consolidated Financial Statements.

3.	Exhibits. The following sets forth a list of the exhibits required by Item 601 of Regulation S-K and Item 15(b) of this form:

Exhibit No.	Ref.		Description
3.1	(1)	—	Certificate of Incorporation of the Company.

3.2	(2)	—	Amendment to Certificate of Incorporation of the Company dated June 21, 2002.

3.3	(2)	—	Amended and Restated By-laws of the Company dated June 21,2002.

3.4	(15)	—	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

4.1	(1)	—	Specimen Certificate for the Common Stock.

10.1	(1)*	—	Form of Indemnification Agreement between the Company and officers and directors of the Company.

10.2	(1)	—	Digital Lightwave, Inc. 1996 Stock Option Plan.

10.3	(3)*	—	Amendment to 1997 Employee Stock Purchase Plan.

10.4	(4)	—	Settlement agreement between the Company and Arrow Electronics, Inc. dated January 24,2004.

10.5	(5)	—	Settlement Agreement dated May 11, 2004, between Jabil Circuit, Inc. and Digital Lightwave, Inc.

10.6	(5)	—	Promissory Note in the principal amount of $3,011,404, dated effective as of May 11, 2004, executed by Digital Lightwave, Inc. in favor of Jabil Circuit, Inc.

10.7	(5)	—	Promissory Note in the principal amount of $2,227,500, dated effective as of May 11, 2004, executed by Digital Lightwave, Inc. in favor of Jabil Circuit, Inc.

10.8	(6)*	—	Settlement Agreement between George J. Matz and Digital Lightwave, Inc dated as of April 30, 2004.

10.9	(6)*	—	Settlement Agreement between Glenn Dunlap and Digital Lightwave, Inc dated as of May 6, 2004.

10.10	(7)	—	Settlement and Renewal Agreement dated May 26, 2004 between Plaut Sigma Solutions, Inc. and Digital Lightwave, Inc. and Optel Capital, LLC.

10.11	(8)	—	Mediation Settlement Agreement dated June 8, 2004 between CIT Technologies Corporation and Digital Lightwave, Inc.

10.12	(9)	—	Loan and Restructuring Agreement between Digital Lightwave, Inc. and Optel Capital, LLC dated as of September 16, 2004.

10.13	(9)	—	Twenty Second Amended and Restated Security Agreement between Digital Lightwave, Inc. and Optel Capital, LLC dated as of September 16, 2004.

10.14	(9)	—	Secured Convertible Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on September 16, 2004.

10.15	(9)	—	Registration Rights Agreement between Digital Lightwave, Inc. and Optel Capital, LLC dated as of September 16, 2004.

10.16	(10)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on January 28, 2005.

10.17	(11)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on February 11, 2005.

10.18	(12)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on February 25, 2005.

10.19	(13)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on March 11, 2005.

10.20	(14)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on March 23, 2005.

10.21	(15)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on April 14, 2005.

10.22	(16)*	—	Amended and Restated 2001 Stock Option Plan.

10.23	(16)*	—	Severance Agreement between Digital Lightwave, Inc. and James R. Green dated February 15, 2005.

10.24	(17)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on April 28, 2005.

10.25	(18)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on May 12, 2005.

10.26	(19)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on May 26, 2005.

10.27	(20)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on June 15, 2005.

10.28	(21)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on June 29, 2005.

10.29	(22)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on July 14, 2005.

10.30	(23)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on August 12, 2005.

10.31	(24)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on August 31, 2005.

10.32	(25)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on September 14, 2005.

10.33	(26)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on September 29, 2005.

10.34	(27)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on November 21, 2005.

10.35	(28)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on December 8, 2005.

10.36	(28)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on December 12, 2005.

10.37	(29)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on December 23, 2005.

10.38	(30)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on January 20, 2006.

10.39	(30)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on January 23, 2006.

10.40	(31)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on February 2, 2006.

10.41	(32)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on February 13, 2006.

10.42	(33)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on February 15, 2006.

10.43	(34)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on March 1, 2006

10.44	(35)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on March 14, 2006.

10.45	(36)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on March 29, 2006.

10.46	(37)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on March 31, 2006.

10.47	(38)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on April 13, 2006.

10.48	(39)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on April 18, 2006.

10.49	(40)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on April 25, 2006.

10.50	(41)	—	Lease Expiration Agreement between Digital Lightwave, Inc. and Lightwave Drive, L.L.C., dated as of May 1, 2006 (executed May 15, 2006).

10.51	(41)	—	Service Center Building Lease between Digital Lightwave, Inc and Florida Holdings, L.P dated May 15, 2006.

10.52	(41)	—	Fowler Distribution Center Lease between Digital Lightwave, Inc. and Fowler DC, LLC. Dated May 16, 2006.

10.53	(41)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on May 15, 2006.

10.54	(42)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on July 12, 2006

10.55	(43)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on July 18, 2006.

10.56	(44)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on August 5, 2006.

10.57	(45)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on October 4, 2006

10.58	(46)	—	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on December 27, 2006

23.1	+	—	Consent of Grant Thornton LLP.

24.1	+	—	Power of Attorney (included as part of signature page)

31.1	+	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	—	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	—	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	—	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
+	Filed with this report.
(1)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Registration Statement on Form S-1, File No. 333-09457, declared effective by the Securities and Exchange Commission on February 5, 1997.
(2)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant's Form 10-Q for the quarter ended March 31, 2002.
(3)	Incorporated by reference to Appendix B to the registrant’s Proxy Statement file April 22, 2002 for the 2002 Annual Meeting of Stockholders held on May 20, 2002.
(4)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 10-K on April 14, 2004.
(5)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on May 13, 2004.
(6)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 10-Q on May 17, 2004.
(7)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on June 10, 2004.
(8)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on June 14, 2004.
(9)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on September 21, 2004.
(10)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on February 3, 2005.
(11)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on February 16, 2005.
(12)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on March 3, 2005.
(13)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on March 15, 2005.
(14)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on March 25, 2005.
(15)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on April 15, 2005.
(16)	Incorporated by reference to Appendix A to the registrant’s Proxy Statement filed January 4, 2005, for a Special Meeting of Stockholders held on February 10, 2005.
(17)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on May 2, 2005.
(18)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on May 18, 2005.
(19)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on June 2, 2005.
(20)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on June 20, 2005.
(21)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on June 29, 2005.
(22)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on July 19, 2005.
(23)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on August 18, 2005.

(24)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on September 7, 2005.

(25)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on September 20, 2005.

(26)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on October 4, 2005.

(27)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on November 25, 2005.

(28)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on December 12, 2005.

(29)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on December 23, 2005.

(30)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on January 26, 2006.

(31)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on February 7, 2006.

(32)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on February 16, 2006.

(33)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on February 21, 2006.

(34)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on March 7, 2006.

(35)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on March 20, 2006.

(36)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on March 30, 2006.

(37)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on April 4, 2006.

(38)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on April 19, 2006.

(39)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on April 24, 2006.

(40)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on May 1, 2006.

(41)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on May 18, 2006.

(42)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on July 18, 2006.

(43)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on July 24, 2006.

(44)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on August 10, 2006.

(45)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on October 10, 2006.

(46)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on January 3, 2007.

(b)	Exhibits. The exhibits listed in Item 15(a)(3) above are filed as part of, or incorporated by reference into, this report.
(c)	Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL LIGHTWAVE, INC.

By:	/s/ KENNETH T. MYERS
Kenneth T. Myers
President and Chief Executive Officer

Date: April 5, 2007

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

NAME	TITLE	DATE

/s/ KENNETH T. MYERS	President and Chief Executive Officer (Principal Executive Officer)	April 5, 2007
Kenneth T. Myers

/s/ KENNETH T. MYERS	Interim Chief Accounting Officer (Principal Accounting Officer)	April 5, 2007
Kenneth T. Myers

/s/ DR. BRYAN J. ZWAN	Chairman of the Board	April 5, 2007
Dr. Bryan J. Zwan

/s/ PETER H. COLLINS	Director	April 5, 2007
Peter H. Collins

/s/ GERALD A. FALLON	Director	April 5, 2007
Gerald A. Fallon

/s/ ROBERT F. HUSSEY	Director	April 5, 2007
Robert F. Hussey

/s/ ROBERT MOREYRA	Director	April 5, 2007
Robert Moreyra

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Digital Lightwave, Inc. and its subsidiaries

We have audited the accompanying consolidated balance sheets of Digital Lightwave, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of Digital Lightwave, Inc. and subsidiaries as of December 31, 2006, and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred net losses of $14.5 million in 2006 and $21.1 million in 2005 and as of December 31, 2006, has a working capital deficit of $62.9 million and a stockholders’ deficit of $62.9 million. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company adopted SFAS 123R “Share Based Payment” on a modified prospective transition basis as of January 1, 2006.

/s/ GRANT THORNTON LLP

Tampa, Florida

April 4, 2007

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$425	$499
Accounts receivable, less reserve for uncollectible accounts of $84 and $145 in 2006 and 2005, respectively	2,385	2,672
Inventories, net	2,729	4,765
Prepaid expenses and other current assets	274	341

Total current assets	5,813	8,277
Property and equipment, net	—	—
Other assets, net	218	37

Total assets	$6,031	$8,314

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$13,975	$10,181
Notes payable to related party	54,645	46,830
Notes payable	50	55

Total current liabilities	68,670	57,066
Other long-term liabilities	239	438

Total liabilities	68,909	57,504

Commitments and Contingencies (Notes 10 and 15)	—	—
Stockholders' equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 300,000,000 shares; issued and outstanding 35,241,831 and 35,204,425 shares in 2006 and 2005, respectively	3	3
Additional paid-in capital	87,982	87,182
Accumulated deficit	(150,863)	(136,375)

Total stockholders' equity (deficit)	(62,878)	(49,190)

Total liabilities and stockholders' equity (deficit)	$6,031	$8,314

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per-share data)

	For the Years Ended December 31,
	2006	2005	2004
Net sales	$10,481	$12,882	$13,739
Cost of goods sold	8,155	11,010	12,642

Gross profit	2,326	1,872	1,097

Operating expenses:
Engineering and development	4,509	7,752	5,133
Sales and marketing	3,011	5,774	6,113
General and administrative	3,510	3,461	3,932
Restructuring charge	—	—	40
Impairment of long-lived assets	—	3,369	322

Total operating expenses	11,030	20,356	15,540

Operating loss	(8,704)	(18,484)	(14,443)

Other income (expense):
Interest income	—	4	46
Interest expense	(5,773)	(4,062)	(2,433)
Other income (expense)	(11)	1,449	3,952

Total other income (expense)	(5,784)	(2,609)	1,565

Loss before income taxes	(14,488)	(21,093)	(12,878)
Provision for income taxes	—	—	—

Net loss	$(14,488)	$(21,093)	$(12,878)

Per share of common stock:
Basic and diluted net loss net loss per share	$(0.41)	$(0.60)	$(0.39)

Weighted average common and common equivalent shares outstanding	35,228,948	35,094,986	33,065,582

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Deficit)

For The Years Ended December 31, 2006, 2005, and 2004

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total
	Shares	Amount
Balance December 31, 2003	31,591,890	$3	$81,261	$(102,404)		$(21,140)
Comprehensive loss:
Net loss	—	—	—	(12,878)	(12,878)	(12,878)

Comprehensive loss					$(12,878)

Issuance of common stock	2,591,314	—	4,799	—		4 ,799
Issuance of stock options for services	—	—	73	—		73

Balance December 31, 2004	34,183,204	3	86,133	(115,282)		(29,146)
Comprehensive loss:
Net loss	—	—	—	(21,093)	(21,093)	(21,093)

Comprehensive loss					$(21,093)

Issuance of common stock	1,021,221	—	1,026	—		1,026
Issuance of stock options for services	—	—	23	—		23

Balance December 31, 2005	35,204,425	3	87,182	(136,375)		(49,190)
Comprehensive loss:
Net loss	—	—	—	(14,488)	(14,488)	(14,488)

Comprehensive loss					$(14,488)

Contributed services from related party	—	—	400	—		400
Issuance of common stock	37,406	—	11	—		11
Stock compensation expense	—	—	389	—		389

Balance December 31, 2006	35,241,831	$3	$87,982	$(150,863)		$(62,878)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	($14,488)	$(21,093)	$(12,878)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	—	879	2,277
Loss on disposal of property	—	2	159
Provision for uncollectible accounts	—	—	98
Provision for excess and obsolete inventory	983	(539)	(160)
Impairment of long-lived assets	—	3,369	322
Restructuring charge	—	—	40
Contributed services from related party	400	—	—
Note receivable forgiven	—	374	—
Settlement of accounts payable and accrued litigation	—	(1,666)	(4,401)
Compensation expense for stock option grants	389	23	73
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	287	(603)	(963)
Decrease in inventories	1,053	276	2,639
(Increase) decrease in prepaid expenses and other assets	(114)	326	(364)
Increase in accounts payable and accrued expenses	3,546	5,097	1,537
Decrease in accrued litigation charge	—	—	(5,802)

Net cash used in operating activities	(7,944)	(13,555)	(17,423)

Cash flows from investing activities:
Decrease in restricted cash and cash equivalents	—	—	1,993
Purchases of property and equipment	—	(262)	(133)

Net cash provided by (used in) investing activities	—	(262)	1,860

Cash flows from financing activities:
Proceeds from notes payable—related party	7,865	15,395	17,800
Principal payments on notes payable—other	(6)	(1,914)	(1,840)
Proceeds from sale of common stock, net of expense	11	26	100

Net cash provided by financing activities	7,870	13,507	16,060

Net increase (decrease) in cash and cash equivalents	(74)	(310)	497
Cash and cash equivalents at beginning of period	499	809	312

Cash and cash equivalents at end of period	$425	$499	$809

Other supplemental disclosures:
Inventory used as demonstration units transferred to fixed assets	$—	$604	$302

Non-Cash Transactions:
See Note 18—Non-Cash Transactions

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

Operational Matters

As of December 31, 2006, the Company’s unrestricted cash and cash equivalents were $425,000, a decrease of $74,000 from December 31, 2005. As of December 31, 2006, the Company’s working capital deficit was approximately $62.9 million as compared to a working capital deficit of $48.8 million at December 31, 2005. During 2006, the Company incurred a net loss of $14.5 million and cash flows used by operations were $7.9 million. In 2005, the Company incurred a net loss of $21.1 million and cash flows used in operations were $13.6 million. The Company had an accumulated deficit of $150.9 million at December 31, 2006.

Beginning in the third quarter of 2001 and continuing through December 31, 2006, the Company experienced significant net losses. The Company expects to continue to incur operating losses in 2007. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues. As further discussed below, the Company’s ability to meet cash and future liquidity requirements is dependent on its ability to raise additional capital, successfully negotiate extended payment terms with certain creditors, attain certain business objectives, maintain tight controls over spending and release new products and product upgrades on a timely basis.

The Company continues to have insufficient short-term resources for the payment of current liabilities. During the twelve months ended December 31, 2006, the Company addressed this shortfall by obtaining financing from Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. The Company’s ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on the Company’s ability to obtain additional financing from funding sources which may include, but may not be limited to, Optel. If the Company is not able to obtain financing, it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term and will not have the resources required for the payment of our current liabilities when they become due. Optel currently continues to be the principal source of financing. The Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company.

As of September 16, 2004, the Company had borrowed $27.0 million from Optel pursuant to a secured convertible promissory note (the “Secured Convertible Promissory Note”) that bore interest at 10% per annum and was secured by a first priority security interest in substantially all of our assets. The conversion feature of the Secured Convertible Promissory Note was approved by the Company’s disinterested stockholders at a special meeting of stockholders on February 10, 2005. On March 11, 2005, Optel converted $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note into 981,258 shares of common stock. On January 4, 2007, Optel converted the remaining indebtedness, or $34.8 million, outstanding under the Secured Convertible Promissory Note into 220,222,515 shares of common stock. As a result, the Company’s obligations of repayment of debt under the Secured Convertible Promissory Note were satisfied as of January 4, 2007. As a result of the conversion, the amount outstanding under the Secured Convertible Promissory Note, Optel and other entities controlled by Dr. Zwan control, in the aggregate, approximately 91.1% of the issued outstanding shares of the Company’s common stock.

As of March 19, 2007, the Company owed Optel approximately $27.6 million in principal plus approximately $4.4 million in accrued interest thereon, which debt is secured by a first priority security interest in substantially all of the Company’s assets and such debt accrues interest at a rate of 10% per annum (“Short Term Notes”). The $27.6 million in principal plus accrued interest is now currently due and payable on demand at any time. The indebtedness evidenced by the Short Term Notes is in addition to the indebtedness formerly evidenced by the Secured Convertible Promissory Note and therefore it was not affected by Optel’s conversion of the indebtedness evidenced by the Secured Convertible Promissory Note into common stock in March 2005 and January 2007.

The financial statements have been prepared assuming the Company will continue as a going concern. While the Company has been exploring alternative financing to raise additional funding, it has not identified a funding source other than Optel that would be willing to provide current or future financing. In the future, if the Company issues additional equity securities to raise funds, the ownership percentage of the existing stockholders would be diluted, and the new investors may demand rights, preferences or privileges senior to those of existing holders of common stock. Additional debt incurred by the Company would be senior to equity with respect to the ability of the debt holders to make claims on the assets. In addition, the terms of any debt issued could impose restrictions on the Company’s operations. If adequate funds are not available to satisfy either short- or long-term capital requirements, the Company may be required to curtail operations significantly or to seek funds through arrangements with strategic partners or other parties that may require the Company to relinquish material rights to certain of its products, technologies or potential markets, or may be forced to seek protection under bankruptcy laws. The Company cannot assure that it will be able to obtain adequate financing which raises substantial doubt about the Company’s ability to continue as a going concern.

Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Inventories

Inventories include the cost of material, direct labor and overhead and are stated at the lower of cost (first-in, first-out) or market. The Company records a provision for excess and obsolete inventory when conditions warrant.

Property and Equipment

The Company's property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over estimated useful lives of 3 to 7 years or over the lesser of the term of the lease or the estimated useful life of assets under capital lease or improvements made to lease property. Maintenance and repairs are expensed as incurred while renewals and improvements are capitalized. The accounts are relieved of the cost and the related accumulated depreciation and amortization upon the sale or retirement of property and equipment and any resulting gain or loss is included in the results of operations.

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

Intangible Assets

Included in other assets are certain intangible assets including trademarks, patents, and acquired intangible assets. Intangible assets are amortized over their estimated useful lives ranging from 5 to 10 years. (See Note 5 – Other Assets).

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2004, the Company recorded a non-cash impairment charge of $322,000 for the intangible assets supporting the OTS product line. For the year ended December 31, 2005, the Company recorded a non-cash impairment charge for the remaining balance of its long-lived assets which included $3.2 million and $200,000 related to its property and equipment and other assets, respectively. During the fiscal year ended December 31, 2006, the Company’s incurred no additional impairment charge.

Accrued Warranty

The Company provides the customer a warranty with each product sold. The Company’s policy for product warranties is to review the warranty reserve on a quarterly basis for specifically identified or new matters and review the reserve for estimated future costs associated with any open warranty years. The reserve is an estimate based on historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of the Company’s products. A change in these factors could result in a change in the reserve balance. Warranty costs are charged against the accrual when incurred.

The reconciliation of the warranty reserve is as follows:

	For the year ended December 31,
	2006	2005	2004
	(In thousands)
Beginning balance	$813	$546	$678
Warranty provision	(201)	840	491
Warranty costs	(125)	(573)	(623)

Ending balance	$487	$813	$546

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

For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class. Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance of SFAS 153 “Exchanges of Non- monetary Assets” and Accounting Principles Board Opinion No. 29, “Accounting for Non-monetary Transactions” and related interpretations. Revenue and cost of sales are recorded based upon the cash portion of the transaction. The remaining costs associated with the new units are assigned to the units received on trade. When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction. For the years ended December 31, 2006, 2005 and 2004, the Company recorded approximately $296,000, $543,000 and $1.1 million revenue from transactions that included a trade-in component.

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

Most sales arrangements do not include acceptance clauses. However, if a sales arrangement includes an acceptance provision, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

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

Computation of Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding during the periods presented. For all the years presented, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 220,303,410, 140,179,472 and 802,008 for the twelve months ended December 31, 2006, 2005 and 2004, respectively. The total incremental shares from common stock equivalents for the twelve months ended December 31, 2006 included 223,481 from outstanding stock options and 220,079,929 shares that were issuable pursuant to the conversion feature of the Secured Convertible Promissory Note held by Optel Capital, LLC. Total outstanding stock options of 3,180,539, 7,005,785, and 7,654,520 shares for the twelve months ended December 31, 2006, 2005 and 2004, respectively, were excluded from the computation, as the inclusion of such would be anti-dilutive. The table below presents the basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

	For The Year Ended December 31,
	2006	2005	2004
Basic:
Weighted average common shares outstanding	35,228,948	35,094,986	33,065,582

Total basic	35,228,948	35,094,986	33,065,582
Diluted:
Incremental shares for common stock equivalents	—	—	—

Total dilutive	35,228,948	35,094,986	33,065,582

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of December 31, 2006, and 2005, substantially all of the Company's cash balances were deposited with high quality financial institutions. During the normal course of business, the Company extends credit to customers conducting business primarily in the telecommunications industry both within the United States and internationally.

For the year ended December 31, 2006, two customers combined to account for approximately 27% of net sales (40% of accounts receivable at December 31, 2006). For the year ended December 31, 2005, three customers combined to account for approximately 32% of net sales. For the year ended December 31, 2004, one customer accounted for approximately 21% of net sales. No other customer accounted for sales of 10% or more during those years.

The Company sells its products in domestic and international markets. Domestic sales represented approximately 72% 64%, and 73% and of net sales for the years ending 2006, 2005, and 2004, respectively. The Company’s international sales represented approximately 28%, 36% and 27% of total net sales for the years ended 2006, 2005, and 2004, respectively.

Fair Value of Financial Instruments

The carrying value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and other long-term liabilities approximate fair market value based on their short-term nature.

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

The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore did not restate financial results for prior periods. Under this transition method, the Company applied the provisions of SFAS 123R to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, the Company recognized compensation cost for the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost the Company records for the unvested awards is based on their grant-date fair value as calculated for the pro forma disclosures required by SFAS 123. The Company has also utilized a forfeiture rate which reflects the historic rates of forfeitures of unvested shares in its determination of compensation expense.

The Company had $389,000 of compensation cost for stock-based employee compensation for the year ended December 31, 2006. No tax benefits were recognized for these costs due to recurring losses. As a result of the adoption of SFAS 123R, the Company’s financial results of operations were lower than under the previous accounting method for share-based compensation by the amount of the 2006 stock compensation.

At December 31, 2006, the Company has two stock-based employee compensation plans, which are described more fully in Note 12 – “Common Stock and Stock Options.” Until January 1, 2006 Company accounted for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. For the years ended December 31, 2005 and 2004 approximately $23,000 and $73,000 of stock-based employee compensation cost is reflected in operating expenses, respectively. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2005	2004
	(in thousands)
Net loss, as reported	$(21,093)	$(12,878)
Add: Stock-based compensation included in reported net loss, net of related tax effects	23	73
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,973)	(3,485)

Pro forma net loss	$(24,043)	$(16,290)

Loss per share

Basic and diluted—as reported	$(0.60)	$(0.39)

Basic and diluted—pro forma	$(0.69)	$(0.49)

Segment Reporting

As of December 31, 2006, the Company was not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operated in one segment.

New Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (“EITF”) ratified Issue No. 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (i.e., Gross versus Net Presentation), which applies to financial reports for interim and annual reporting periods beginning after December 15, 2006. Under the EITF guidance, the Company may elect to present sales in the Statements of Operations on either a gross (that is, include tax collections within revenue) or a net (that is, excluded from revenue) basis. The Company does not plan to change its reporting as a result of this EITF guidance. Our practice has been to report such items on a net basis.

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

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 creates a fair value hierarchy, which prioritizes the inputs that should be used in determining fair value. Under this pronouncement, companies must provide disclosures containing relevant information in the financial statements, allowing users to assess inputs used to measure fair value, as well as the effect of those measurements on earnings for the periods presented, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS 157 on their financial position.

In September 2006, the SEC released Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006, and was adopted by the Company on December 31, 2006. The adoption of SAB 108 had no effect on the Company’s financial statements.

2. INVENTORIES

Net inventories at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(In thousands)
Raw materials	$2,397	$3,745
Finished goods	332	1,020

	$2,729	$4,765

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

On February 27, 2003 Jabil terminated the manufacturing service agreement and on March 19, 2003 commenced an arbitration proceeding seeking damages in excess of $6.8 million. (See Note 15 – Legal Proceedings) On December 5, 2003, the Company entered into a manufacturing services letter agreement with Jabil specifying the terms under which Jabil would provide the Company with certain manufacturing services. The manufacturing services letter agreement expired on December 30, 2003, and the term of such letter agreement was extended through December 31, 2004. Jabil continued to provide manufacturing services to the Company while Jabil and we discussed the renewal of a manufacturing services agreement. On August 31, 2005, the Company and Jabil amicably ended their manufacturing service relationship and all monies and inventories were exchanged.

Effective as of January 31, 2005, we entered into a letter agreement with MC Test Service, Inc. (“MC”) to provide outsourced manufacturing services. On March 15, 2005, Optel established an irrevocable letter of credit (“LC”) in the amount of $6.0 million on behalf of the Company and naming MC Test Service, Inc. as beneficiary. On December 16, 2005, Optel renewed the LC for $2.0 million and extended the expiration date to December 30, 2006. On July 18, 2006, August 4, 2006 and October 4, 2006 MC drew down on the letter of credit in the amount of $420,404, $234,965, and $269,931 respectively, (recorded as notes payable to Optel) thus reducing availability under irrevocable letter of credit to $1.1 million. The letter of credit expired on December 30, 2006 (See Note 8 to the Consolidated Financial Statements – Notes Payable, Line of Credit and Letter of Credit). As of March 19, 2007, MC continues to extend to the Company regular payment terms to pay for purchased production material.

The total reserve balance for excess and obsolete inventory at December 31, 2006 and 2005 approximated $15.5 million and $15.7 million, respectively. When evaluating the adequacy of the reserve for excess and obsolete inventory the Company analyzes current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of products. The Company believes the reserve for excess and obsolete inventory as of December 31, 2006 and 2005, is adequate

As of December 31, 2006 and 2005 inventories included approximately $951,000 trade-in products. At December 31, 2006, the Company allocated approximately $951,000 of the total excess and obsolete inventory reserve to trade-in products.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(In thousands)
Deposits	$165	$165
Prepaid maintenance	19	56
Prepaid insurance	34	54
Interest receivable	5	5
Prepaid other	51	61

	$274	$341

The deposits represent funds placed with vendors to ensure the availability of future inventory purchases. Prepaid expenses and other current assets represent various marketing and administration needs of the Company that require cash payments up front.

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(in thousands)
Test equipment	$8,206	$8,246
Demonstration and loaner units	5,242	5,242
Computer equipment and software	4,778	4,778
Office furniture, fixtures and equipment	2,369	2,369
Leasehold improvements	—	2,383
Tooling	1,028	1,028
Tradeshow fixtures and equipment	359	359

	21,982	24,405
Less: accumulated depreciation and impairment of property and equipment	(21,982)	(24,405)

	$—	$—

Depreciation and amortization expense was approximately $737,000 and $1.9 million for the years ended December 31, 2005 and 2004, respectively. No depreciation expense was recorded in 2006 as a result of the 2005 impairment of all assets.

The Company recorded charges for the impairment of property and equipment of $3.2 million during 2005. (See Note 1 – Summary of Significant Accounting Policies) During 2007 the Company will assess the utility of its property and equipment and will determine the potential disposition of any obsolete items.

5. OTHER ASSETS

Other assets at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(In thousands)
Acquired intangible assets	$2,411	$2,411
Trademarks	75	75
Patents	120	120
Deposits	218	37
Accumulated amortization and impairment of intangible assets	(2,606)	(2,606)

	$218	$37

Amortization expense for the years ended December 31, 2005 and 2004 totaled approximately $142,000 and $345,000, respectively. The Company acquired certain intangible assets in connection with its purchase from Tektronix during 2002. The Company recorded charges for the impairment of the remainder of the acquired intangible assets totaling $200,000 and $322,000 in 2005 and 2004, respectively. (See Note 1 – Summary of Significant Accounting Policies)

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(in thousands)
Accounts payable	$1,104	$2,344
Interest payable	11,743	5,936
Current portion of accrued warranty	283	441
Employee related accruals	155	385
Accrued returns and allowances	54	284
Sales tax accruals	204	236
Accrued expenses and other	265	468
Deferred revenue	56	37
Sales commissions	111	50

	$13,975	$10,181

7. INCOME TAXES

For the years ended December 31, 2006, 2005 and 2004, the Company has not recorded federal or state income tax provisions on a current or deferred basis due to the operating losses experienced during those periods. The tax effected amounts of temporary differences at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(in thousands)
Current:
Deferred tax assets:
Accrued liabilities	$4,949	$2,887
Other assets	6,004	6,119
Valuation allowance	(10,953)	(9,006)

Total current deferred tax assets	—	—

Non-current:
Deferred tax assets:
Net operating loss carry forward	138,576	138,396
Fixed assets	830	1,843
Research and experimentation credit	4,140	4,140
Valuation allowance	(143,546)	(144,379)

Total non-current deferred tax assets	$—	$—

A full valuation allowance has been recorded at December 31, 2006 and 2005 with respect to the deferred tax assets since the Company believes that it is more likely than not that future tax benefits will not be realized as a result of current and future income. Factors considered in determining that a full valuation allowance was necessary include the Company’s history of large operating losses and uncertainty as to whether the Company would be able to sustain long-term profitability.

The Company had a valuation allowance of approximately $154.5 million and $153.4 million as of December 31, 2006, and 2005, respectively. The increase in the valuation allowance represents the non-recognition of the current year net deferred tax asset because of the uncertainty as to their future use or realization. As of December 31, 2006, the Company had net operating loss carry forwards of approximately $368 million for tax purposes. The Company has recorded taxable deductions for the exercise of stock options and for certain securities litigation costs which benefit of approximately $90 million would have been allocated to additional paid-in capital. The tax benefit of this additional net operating loss has not been realized due to the 100% valuation allowance against the deferred tax assets. This deduction will be reported directly as an increase in additional paid-in capital and will not be recorded in the Company’s Consolidated Statement of Operations when the tax benefit is realized. Loss carry forwards will expire between the years 2007 and 2024. As of December 31, 2006, the Company also had general business credit carry forwards of approximately $4.1 million that expire between the years 2008 and 2021.

Following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the consolidated statement of operations.

	For The Year Ended December 31,
	2006	2005	2004
	( in thousands)
Tax provision at U.S. federal income tax rate	($4,926)	$(7,171)	$(4,379)
State income tax provision net of federal	(495)	(766)	(469)
Adjustment to net operating loss carryforward	1,563	—	—
Other, net	285	22	28
Valuation allowance increase	3,573	7,915	4,820

Provision for income taxes	$—	$—	$—

8. NOTES PAYABLE, LINE OF CREDIT AND LETTER OF CREDIT

During the past two years, the Company has funded operations and other working capital requirements with short-term notes payable financing. The principal lender is Optel Capital, LLC, which is referred to as Optel, an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. The following is a summary of these liabilities for the years ended December 31, 2006 and 2005.

	For The Year Ended December 31,
	2006	2005
	( in thousands)
Optel	$54,645	$46,830
Other	50	$55

Notes Payable Total	$54,695	$46,855

Optel

As of September 16, 2004, the Company had borrowed $27.0 million from Optel pursuant to a secured convertible promissory note (the “Secured Convertible Promissory Note”) that bore interest at 10% per annum and was secured by a first priority security interest in substantially all of the Company’s assets. The conversion feature of the Secured Convertible Promissory Note was approved by the disinterested stockholders at a special meeting of our stockholders on February 10, 2005. On March 11, 2005, Optel converted $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note into 981,258 shares of common stock. On January 4, 2007, Optel converted the remaining indebtedness, or $34.8 million, outstanding under the Secured Convertible Promissory Note into 220,222,515 shares of common stock. The conversion price was based on the average of the daily volume weighted-average trading price of the Company’s common stock during the period of five consecutive trading days prior to the conversion date. As a result of the conversion, the obligations of debt repayment under the Secured Convertible Promissory Note were satisfied as of January 4, 2007. As a result of the conversion of the amount outstanding under the Secured Convertible Promissory Note, Optel and other entities controlled by Dr. Zwan control, in the aggregate, approximately 91.1% of the issued outstanding shares of the Company’s common stock.

As of March 19, 2007, the Company owed Optel approximately $27.6 million in principal plus approximately $4.4 million in accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum (“Short Term Notes”). The $27.6 million in principal plus accrued interest is now currently due and payable on demand at any time. The indebtedness evidenced by the Short Term Notes is in addition to the indebtedness formerly evidenced by the Secured Convertible Promissory Note and therefore it was not affected by Optel’s conversion of the indebtedness evidenced by the Secured Convertible Promissory Note into common stock in March 2005 and January 2007.

All of the foregoing transactions with Optel were approved by the Company’s board of directors, upon the recommendation of a special committee of the board. The special committee is composed solely of independent directors.

On May 15, 2006, Optel established an irrevocable letter of credit in the amount of approximately $278,339 on the Company’s behalf and naming Highwoods/Florida Holdings, L.P., the Company’s landlord, as beneficiary. The letter of credit expires July 31, 2011.

9. LEASES

The Company is obligated under various non-cancelable leases primarily for office space. Future minimum lease commitments under operating leases were as follows as of December 31, 2006:

Operating Lease Commitments
( in thousands)
2007	$276
2008	251
2009	258
2010	266
2011	158
Thereafter	—

$1,209

Total rent expense was approximately $3.2 million, $2.4 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Rent expense for 2006 includes $2.1 million for the buyout of the lease for the Company’s former corporate headquarters. The lease was terminated effective June 2006.

10. COMMITMENTS

At December 31, 2006, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $840,000. The majority of the quantities under order are deliverable upon demand by the Company.

The Company indemnifies its officers and directors against costs and expenses related to shareholder and other claims which are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the minimum potential future payments, nor are there any resource provisions or collateral that may offset the cost. As of December 31, 2006, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

11. RELATED PARTY TRANSACTIONS

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

Services Rendered

During 2006 Optel provided the Company with approximately $400,000 in services associated with information technology and accounting. These services are shown as a contribution of capital and are expensed, within general and administration expense.

Related Party Financing

As of December 31, 2006, the outstanding balance owed to Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, was approximately $54.6 million, exclusive of accrued interest of approximately $11.7 million. (See Note 8 to the Consolidated Financial Statements - Notes Payable, Line of Credit and Letter of Credit)

12. COMMON STOCK AND STOCK OPTIONS

Stock Option Plans

The Company has two stock option plans. The 1996 Stock Option Plan (the "1996 Option Plan") became effective on March 5, 1996. A reserve of 5,000,000 shares of the Company's Common Stock was established for issuance under the 1996 Option Plan. The stockholders of the Company approved the 2001 Stock Option Plan (the “2001 Option Plan”) at a special meeting held February 27, 2001. Under the 2001 Option Plan, 3,000,000 shares, plus (i) the number of shares available for grant under the 1996 Option Plan and (ii) the number of shares subject to options outstanding under the 1996 Option Plan to the extent that such options expire or terminate for any reason prior to exercise in full, were reserved for issuance (with the sum of (i) and (ii) not to exceed 2,735,872 shares). The 2001 Option Plan superseded the 1996 Option Plan with respect to future grants.

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

Generally, options issued vest in one-third annual increments or quarterly over a three-year period, with the exception of certain option agreements that provide for various vesting schedules throughout the same three-year vesting period or options allowing vesting acceleration based on certain performance milestones. Where performance milestones are not met, the options will generally vest ratably over a five-and-one-half-year period. Option agreements generally expire six years from date of issue if not exercised. Unvested options are generally forfeited upon termination of employment with the Company. Generally, vested shares must be exercised within sixty days of termination or be forfeited. Total shares exercisable were 4,294,447 and 3,121,959 at a weighted average exercise price of $4.421 and $9.328 as of December 31, 2005, and 2004, respectively.

Transactions related to the 2001 and 1996 Option Plans are summarized as follows:

	Shares	Weighted Average Option Price
Outstanding at 1/1/04	3,982,485	$9.30
Granted	4,891,000	$1.87
Exercised	(64,982)	$1.29
Forfeited	(1,153,983)	$6.62

Outstanding at 12/31/04	7,654,520	$5.04
Granted	1,167,500	$0.64
Exercised	—	$—
Forfeited	(1,816,235)	$8.79

Outstanding at 12/31/05	7,005,785	$3.40
Granted	—	$—
Exercised	(25,000)	$0.26
Forfeited	(3,800,246)	$4.51

Outstanding at 12/31/06	3,180,539	$2.44

The following table summarizes information about stock options outstanding at December 31, 2006:

Range of Exercise Price	Number Outstanding At December 31, 2006	Outstanding Weighted Average Remaining Life	Outstanding Weighted Average Exercise Price	Number Exercisable At December 31, 2006	Exercisable Weighted Average Exercise Price
$ 0.2200 — $ 1.4200	1,759,226	3.05	$1.121	1,492,970	$1.166
$ 1.6000 — $ 2.4200	1,305,413	3.08	$2.185	1,214,151	$2.184
$ 9.2200 — $ 9.2200	2,400	0.75	$9.220	2,400	$9.220
$ 15.6719 — $ 15.6719	20,000	0.25	$15.672	20,000	$15.672
$ 27.5000 — $ 27.7500	93,500	0.16	$27.750	93,500	$27.750

	3,180,539			2,823,021	$2.463

The total intrinsic value of options exercised for the years ended December 31, 2006, 2005 and 2004 was $500, $0 and $66,476 respectively. As of December 31, 2006, there was $99,000 of unrecognized compensation cost related to non-vested options that is expected to be recognized through 2008. The aggregate intrinsic value of options fully vested at December 31, 2006 was $0. The aggregate intrinsic value of options outstanding at December 31, 2006 and expected to vest was $0.

The Company consistently used the Black-Scholes valuation model for estimating the fair value of options granted in the years ended December 31, 2005 and 2004. The Company used historical data to estimate the option exercise and employee departure behavior used in the valuation model. Forfeitures are estimated on the date of grant and shares vest on a graded schedule, with shares being earned per day under the accrual method. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. The volatility factor is based upon averaging the week ending prices for Digital Lightwave and other comparable public companies for periods matching the terms of the options granted.

The following are the key assumptions used in the Black-Scholes valuation model: (i) a discount rate of 3.93% and 4.0% for the years ending December 31, 2005 and 2004, respectively; (ii) a volatility factor of 269% for 2005 and 2004; (iii) an average expected option life of 4 years for all years; (iv) no payment of dividends.

Employee Stock Purchase Plan

The Company's 1997 Employee Stock Purchase Plan provides employees with the opportunity to purchase shares of the Company's Common Stock. An aggregate of 300,000 shares of the Company's Common Stock were reserved for issuance under the Plan. On May 20, 2002 the shareholders of the Company approved an amendment to the Employee Stock Purchase Plan that increased the number of shares of Common Stock authorized for issuance thereunder by an additional 300,000 shares. At December 31, 2006 a total of 430,107 shares had been purchased by employees participating in the plan at a weighted-average price per share of $4.29.

13. DEFINED CONTRIBUTION PLAN

The Company offers a defined contribution plan that qualifies under IRC section 401(k). All full-time employees are eligible to participate in the plan after three months of service with the Company. Employees may contribute up to 15% of their salary to the plan, subject to certain Internal Revenue Service limitations. The Company matches the first 6% of such voluntary contributions at 50% of the amount contributed by the employee. The Company has not made unmatched contributions. For the years ended December 31, 2006, 2005 and 2004, total company contributions to the plan were approximately $83,000, $130,000 and $96,000, respectively.

14. RESTRUCTURING

During 2004 and 2003, the board of directors approved business restructuring and cost reduction activities in response to the downturn in the economy and specifically, the telecommunications industry. These activities included multiple reductions in the work force and the closing of the Company’s sales offices in Brazil, Singapore, India and Australia. The Company recorded net restructuring charges of $40,000 in the year ending December 31, 2004. At December 31, 2004, all outstanding liabilities relating to these restructuring efforts have been fully satisfied.

15. LEGAL PROCEEDINGS

As of the date of this report, the Company is not aware of any pending litigation, claims or assessments that would have a material adverse effect on the Company's business, financial condition and results of operations. During the year ending December 31, 2006, the Company was not aware of any pending litigation, claims or assessments that would have a material adverse effect on the Company's business, financial condition and results of operations. The following is a summary of settled, dismissed, or otherwise resolved litigation, claims or assessments during the years ending December 31, 2004 and 2005.

CIT Technologies Corporation

As described below, litigation between CIT Technologies Corporation (“CIT”) and the Company has been dismissed.

On June 8, 2004, the Company entered into a settlement agreement (the “Mediation Settlement Agreement”) with CIT, which resolved and settled certain disputes between the Company and CIT. Under the Mediation Settlement Agreement, and in full satisfaction of all claims by CIT against the Company, CIT received $5.2 million in cash, 2,500,000 shares of common stock of the Company and certain equipment subject to the original lease agreements between the Company and CIT. Further, CIT dismissed the lawsuit it filed in April 2003. As a result of the Mediation Settlement Agreement, the Company realized a gain of $3.7 million from debt forgiveness, which is recorded as part of other income (expense) on the 2004 statement of operations.

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

On August 23, 2004, Optel entered into a guarantee agreement with Jabil, pursuant to which Optel guaranteed certain obligations of the Company owing to Jabil relating to purchase orders for production material issued by the Company to Jabil after June 30, 2004. Optel’s maximum obligation under the guarantee agreement was $1.88 million. Prior to the completion of the guarantee agreement, the Company was required to prepay Jabil for all orders of production material. With the guarantee agreement in place, the Company was able to pay for production material purchased from Jabil upon receipt of that material.

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

Other Employee Matters

The Company was not involved in any disputes with employees for the years ending December 31, 2005 and 2006. Described below, is a summary of the resolved disputes between certain former employees and the Company during the year ended December 31, 2004.

During fiscal year 2004, the Company entered into settlement agreements with two former officers, George Matz and Dr. Glenn Dunlap. The settlements related to outstanding obligations for previously negotiated severance agreements approximating $155,000 and $32,000 for Mr. Matz and Dr. Dunlap, respectively.

On April 30, 2004, Mr. Matz and the Company entered into a settlement agreement, pursuant to which the Company agreed to engage Mr. Matz as a consultant through March 31, 2006, for a consulting fee of $50,000, of which $15,000 was paid on May 6, 2004. The remaining $35,000 in fees was paid monthly on a scheduled basis through March 2006. Further, the Company granted Mr. Matz options to purchase 60,000 shares of the Company’s common stock at an exercise price of $0.92 per share, which vest quarterly over three years. The Company also agreed to provide Mr. Matz medical insurance coverage through April 2006 at the Company’s expense. The settlement agreement also contained mutual releases.

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

Other Legal Matters

During 2004, the Company was engaged in a number of other less significant legal actions and disputes, all of which have been resolved or dismissed. These disputes were brought about as result of the significant economic downturn, which occurred during that period and the corresponding decline in the Company’s business and the constraints on the Company’s working capital. The majority of these disputes resulted from vendor actions over nonpayment by the Company for goods and services provided to the Company during that period. Payments during fiscal year 2004 in settlement of vendor disputes approximated $371,000 and $210,000 to Arrow Electronics Inc. and Plaut Sigma Solutions, Inc., respectively.

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

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except share and per-share data)
Net sales	$2,232	$1,992	$2,587	$3,670
Gross profit	316	294	1,170	546
Operating loss	(3,381)	(3,539)	(624)	1,160
Net loss	(4,761)	(4,862)	(2,095)	2,770

Basic and diluted loss per share (1)	$(0.14)	$(0.14)	$(0.06)	$(0.08)

Weighted average shares outstanding and average shares and equivalents outstanding	34,214,906	35,226,400	35,240,820	35,241,831

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands, except share and per-share data)
Net sales	$2,865	$2,670	$4,898	$2,449
Gross profit (loss)	(104)	343	1,369	264
Operating loss	(5,577)	(7,150)	(2,603)	(3,154)
Net loss	(6,423)	(8,090)	(2,083)	(4,497)

Basic and diluted loss per share (1)	$(0.19)	$(0.23)	$(0.06)	$(0.13)

Weighted average shares outstanding and average shares and equivalents outstanding	34,419,148	35,179,118	35,191,317	35,204,003

(1)	Earnings per share were calculated for each three-month periods on a stand-alone basis. Earnings per share for each of the quarters ended from March 31, 2004 through December 31, 2005 do not include the impact of common stock equivalents as inclusion would be anti-dilutive.

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

17. SUBSEQUENT EVENTS

Conversion of Secured Convertible Promissory Note

On September 16, 2004, we borrowed $27.0 million from Optel pursuant to a secured convertible promissory note (the “Secured Convertible Promissory Note”) that bore interest at 10% per annum and was secured by a first priority security interest in substantially all of our assets. The conversion feature of the Secured Convertible Promissory Note was approved by our disinterested stockholders at a special meeting of our stockholders on February 10, 2005. On March 11, 2005, Optel converted $1.0 million of the indebtedness outstanding under the Secured Convertible Promissory Note into 981,258 shares of our common stock. On January 4, 2007, Optel converted the remaining indebtedness, or $34.8 million, outstanding under the Secured Convertible Promissory Note into 220,222,515 shares of our common stock. As a result, our obligations of repayment of debt under the Secured Convertible Promissory Note were satisfied as of January 4, 2007. As a result of the conversion of the amount outstanding under the Secured Convertible Promissory Note, Optel and other entities controlled by Dr. Zwan control, in the aggregate, approximately 91.1% of the issued outstanding shares of the Company’s common stock.

18. NON-CASH TRANSACTIONS

During the year ended December 31, 2005, Optel elected to convert a total of $1.0 million of the Secured Convertible Promissory Note into 981,258 shares of common stock of the Company, reducing accrued interest payable by $1.0 million and increasing additional paid-in capital by the same amount. The number of shares issued increased common stock by 981,258.

In 2005, the Company forgave the notes receivable outstanding balance of $374,000 from Mr. James R. Green, the Company’s former Chief Executive Officer, as part of his severance arrangements (see Note 11 – Related Party Transactions).

Also during the year ended December 31, 2005, pursuant to the Settlement Agreement, the Company paid Jabil $1.9 million on the remaining notes which consisted of $3.1 million of principal and $300,000 of accrued interest. The Company realized a total non-cash gain of $1.7 million, which included a $1.5 million of debt settlement gain on the current notes as well as $200,000 remaining deferred gain on settlement of the restructured Jabil Notes (see Note 15 – Legal Proceedings).

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

DIGITAL LIGHTWAVE, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

COL. A	COL. B	COL. C		COL. D		COL. E
		Additions
Description	Balance at Beginning Of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts	Deductions		Balance at End of Period
Year 2006
Reserve for uncollectible accounts	$145	$—	$—	$61	(a)	$84
Reserve for excess and obsolete inventory	15,711	983	—	1,226	(b)	15,468
Year 2005
Reserve for uncollectible accounts	690	—	—	545	(a)	145
Reserve for excess and obsolete inventory	16,249	(1)	—	537	(b)	15,711
Year 2004
Reserve for uncollectible accounts	531	98	—	(61	) (a)	690
Reserve for excess and obsolete inventory	14,555	1,315	—	(379	) (b)	16,249

(a)	Amounts written off as uncollectible, payments or recoveries.
(b)	Amounts written off upon disposal or return of inventory.

Exhibit Index

Exhibit No.	Ref.		Description
23.1	+	—	Consent of Grant Thornton LLP.

24.1	+	—	Power of Attorney (included as part of signature page)

31.1	+	—	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	—	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	—	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	—	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed with this report.