Form 10-Q
period 2007-03-31
DIGITAL LIGHTWAVE INC
filed 2007-05-11
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007,

or

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

The number of shares outstanding of the Registrant’s Common Stock as of May 8, 2007, was 255,467,346.

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2007

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$266	$425
Accounts receivable, less allowance of $84 in 2007 and 2006	1,915	2,385
Inventories, net	2,649	2,729
Prepaid expenses and other current assets	376	274

Total current assets	5,206	5,813
Other assets, net	218	218

Total assets	$5,424	$6,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$6,030	$13,975
Notes payable to related party	27,645	54,645
Notes payable	—	50

Total current liabilities	33,675	68,670
Other long-term liabilities	264	239

Total liabilities	33,939	68,909

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 300,000,000 shares; issued and outstanding 255,467,346 and 35,241,831 shares in 2007 and 2006, respectively	26	3
Additional paid-in capital	122,925	87,982
Accumulated deficit	(151,466)	(150,863)

Total stockholders’ deficit	(28,515)	(62,878)

Total liabilities and stockholders’ deficit	$5,424	$6,031

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Three Months Ended March 31,
	2007	2006
Net sales	$2,491	$2,232
Cost of goods sold	1,130	1,916

Gross profit	1,361	316

Operating expenses:
Engineering and development	519	1,655
Sales and marketing	605	1,238
General and administrative	305	804
Gain on sale of property and equipment	(265)	—

Total operating expenses	1,164	3,697

Operating profit (loss)	197	(3,381)
Other expense, net	(800)	(1,380)

Loss before income taxes	(603)	(4,761)
Provision for income taxes	—	—

Net loss	$(603)	$(4,761)

Per share of common stock:
Basic net loss per share	$(0.00)	$(0.14)

Diluted net loss per share	$(0.00)	$(0.14)

Weighted average common shares outstanding	248,124,730	35,214,906

Weighted average common and common equivalent shares outstanding	248,124,730	35,214,906

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(603)	$(4,761)
Adjustments to reconcile net loss to cash used in operating activities:
Compensation expense for stock option grants	50	187
Contributed services from related party	87	—
Gain on sale of property and equipment	(265)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	470	100
(Increase) decrease in inventories	80	(86)
(Increase) decrease in prepaid expenses and other assets	(102)	105
Increase (decrease) in accounts payable and accrued expenses	(91)	1,070

Net cash used in operating activities	(374)	(3,385)

Cash flows from investing activities:
Proceeds from sale of property and equipment	265	—

Net cash provided by investing activities	265	—

Cash flows from financing activities:
Proceeds from notes payable—related party	0	2,948
Principal payments on notes payable—other	(50)	(6)
Proceeds from sale of common stock, net of expense	0	4

Net cash (used in ) provided by financing activities	(50)	2,946

Net decrease in cash and cash equivalents	(159)	(439)
Cash and cash equivalents at beginning of period	425	499

Cash and cash equivalents at end of period	$266	$60

Supplemental disclosures of non cash activities – related party:
Debt and accrued interest converted into common stock	$(34,774)	$—
Non cash sale of fixed assets	$(55)	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$(265)	$—

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

The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company,” “Digital Lightwave,” “us,” “we,” “our,” etc.) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three months ended March 31, 2007, is not necessarily indicative of results, which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Operational Matters

The Company continues to have insufficient short-term resources for the payment of its current liabilities. Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan currently is and continues to be the principal source of financing for the Company. The Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company. The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable or that it will continue as a going concern. As a result, the Company’s independent registered public accounting firm has included an explanatory paragraph for a going concern in its report for the year ended December 31, 2006, that was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

On September 16, 2004, the Company borrowed $27.0 million from Optel pursuant to a secured convertible promissory note (the “Secured Convertible Promissory Note”) that bore interest at 10% per annum and was secured by a first priority security interest in substantially all of our assets. The conversion feature of the Secured Convertible Promissory Note was approved by the disinterested stockholders at a special meeting of stockholders on February 10, 2005. The transactions with Optel were approved by the Company’s board of directors, upon the recommendation of a special committee of the board. The special committee is composed solely of independent directors. Accordingly, all or any portion of such debt was convertible into the Company’s common stock at the option of Optel at any time. The conversion price was based upon the volume-weighted average trading price of the Company’s common stock during the five-day period preceding the date of any conversion. The Company is required to file a registration statement covering the offer and sale by Optel of the shares of common stock issuable upon conversion and to keep the registration statement effective until the date that is two years after the date that such registration statement is declared effective.

On January 4, 2007, Optel converted the outstanding indebtedness of approximately $34.8 million under the Secured Convertible Promissory Note into 220,222,515 shares of common stock. As a result, the Company’s repayment obligations of debt under the Secured Convertible Promissory Note were satisfied as of January 4, 2007. As a result of the conversion of the amount outstanding under the Secured Convertible Promissory Note, Optel and other entities controlled by Dr. Zwan control, in the aggregate, approximately 91.1% of the issued outstanding shares of the Company’s common stock.

As of May 8, 2007, the Company owed Optel approximately $27.6 million in principal plus approximately $4.8 million in accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum pursuant to short-term notes issued since September 16, 2004 (“Short Term Notes”). The $27.6 million in principal plus accrued interest is now currently due and payable on demand at any time. The indebtedness evidenced by the Short Term Notes is in addition to the indebtedness formerly evidenced by the Secured Convertible Promissory Note and therefore it was not affected by Optel’s conversion of the indebtedness evidenced by the Secured Convertible Promissory Note into common stock in January 2007.

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

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Beginning balance	$487	$813
Warranty provision	31	88
Warranty costs	(17)	(76)

Ending balance	$501	$825

Revenue Recognition

The Company derives its revenue from product sales. The Company recognizes revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable, and collection of the resulting receivable is reasonably assured. The Company presents sales net of sales tax and other related taxes.

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

For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class. Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance of Statement of Financial Accounting Standards No. 153, Exchanges of Non- monetary Assets (“SFAS 153”) and Accounting Principles Board Opinion No. 29, Accounting for Non-monetary Transactions (“Opinion 29”) and related interpretations. Revenue and cost of sales are recorded based upon the cash portion of the transaction. The remaining costs associated with the new units are assigned to the units received on trade. When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction.

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

For the three months ended March 31, 2007, one customer accounted for approximately 13.3% of total net sales. No other customers accounted for more than 10% of net sales.

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the three months ended March 31, 2007 and 2006, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 0 and 53,025,000 for the three months ended March 31, 2007, and 2006, respectively. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

		Three Months Ended March 31,
		2007	2006
Basic:
	Weighted average common shares outstanding	248,124,730	35,214,906
	Total basic	248,124,730	35,214,906

Diluted:
	Incremental shares for common stock equivalents	—	—

	Total dilutive	248,124,730	35,214,906

Stock Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). SFAS 123R requires the Company to recognize expense related to the fair value of stock-based compensation awards, including employee stock options.

The Company’s compensation cost for stock-based employee compensation was $50,000 and $187,000 for the first three months of fiscal 2007 and 2006, respectively. No tax benefits were recognized for these costs due to recurring losses.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (“Excess Tax Benefits”) be classified as financing cash flows. For the three months ended March 31, 2007 and 2006, there were no such Excess Tax Benefits classified as financing cash flows.

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

Stock Option Plans

The Company has one stock option plan with 7,936,972 shares available for grant as of March 31, 2007 as follows:

Plan 2001
Minimum exercise price as a percentage of fair market value at date of grant	100%
Plan termination date	December 31, 2007

Options granted under the plan have a term of six years. Option grants generally vest in one-third annual increments or quarterly over a three-year period, with the exception of certain option agreements that provide for various vesting schedules throughout the same three-year vesting period or options allowing vesting acceleration based on certain performance milestones on each anniversary of the grant date, commencing with the first anniversary. The Company recognizes compensation costs for these awards on a straight-line basis over the service period.

The following is a summary of the changes in outstanding options for the three months ended March 31, 2007:

	Shares	Weighted Average Exercise	Aggregate Intrinsic Value
	(In thousands)	Price	(In thousands)
Outstanding at December 31, 2006	3,181	$2.44	$0
Granted	—	—	—
Exercised	—	—	—
Forfeited and expired	(382)	$8.11	$0

Outstanding at March 31, 2007	2,799	$1.66	$0

Exercisable at end of period	2,590	$1.82	$0

There were no stock options exercised during the first three months of fiscal 2007 and 2006.

Income Taxes

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of January 1, 2007 or March 31, 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for the years before 2004. The Company expects those examinations to be concluded and settled within 12 months.

There is a possibility that a limitation on the Company’s net operating loss carryforwards may have come into effect under Section 382 of the Internal Revenue Code as a result of cumulative stock ownership changes. Management plans to complete an analysis later in the year to determine whether such a limitation is in effect. As of March, 31, 2007, the impact of such a limitation has no impact on the accompanying financial statements since all net operating losses have a full valuation allowance; however, such a limitation could impact substantially the reported gross asset related to the net operating loss carryforwards.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. No interest or penalties were required to be recorded as of March 31, 2007.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 creates a fair value hierarchy, which prioritizes the inputs that should be used in determining fair value. Under this pronouncement, companies must provide disclosures containing relevant information in the financial statements, allowing users to assess inputs used to measure fair value, as well as the effect of those measurements on earnings for the periods presented, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS 157 on its financial position.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement of Financial Accounting Standards Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of SFAS 159 on its financial position.

2. INVENTORIES

Inventories are summarized as follows:

	March 31, 2007	December 31, 2006
	(In thousands)	(In thousands)
Raw materials, net	$2,393	$2,397
Finished goods, net	256	332

	$2,649	$2,729

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

4. COMMITMENTS

At March 31, 2007, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $1.3 million with M.C. Assembly, Inc.

5. RELATED PARTY TRANSACTIONS

Notes Payable

As described in Note 1 under the paragraph entitled “Operational Matters,” as of May 8, 2007, the Company owed Short Term Notes to Optel of approximately $27.6 million in principal plus approximately $4.8 million in accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum. The $27.6 million in principal plus accrued interest of the Short Term Notes is now currently due and payable on demand at any time.

On January 4, 2007, Optel converted the outstanding indebtedness of approximately $34.8 million under the Secured Convertible Promissory Note into 220,222,515 shares of common stock. As a result, the Company’s repayment obligations under the Secured Convertible Promissory Note were satisfied as of January 4, 2007.

Services Rendered

During the three months ended March 31, 2007, Optel provided the Company with approximately $87,000 in services associated with information technology and accounting. These services are shown as a contribution of capital and are expensed within general and administration expenses.

Accrued Interest Payments

On February 1, 2007, and March 30, 2007, the accrued interest on the Short Term Notes was reduced by $265,000 and $54,625. On February 1, 2007 the Company sold certain assets associated with its Billerica, MA facility to a third party for $265,000. The proceeds from this sale were used to pay accrued interest. In addition, the Company sold $54,625 of assets to Optel, which reduced accrued interest and credited additional paid-in capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements, except as required by law. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially from the results and outcomes discussed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors” set forth in Item 1A of Part I of our Annual Report on Form 10-K and those contained from time to time in our other filings with the SEC. We caution you that our business and financial performance are subject to substantial risks and uncertainties.

This information should be read in conjunction with (i) the consolidated condensed financial statements and notes thereto included in Item 1 of Part I of this quarterly report on Form 10-Q, and (ii) the consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, for the years ended December 31, 2006 and 2005 included in our Annual Reports on Form 10-K.

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

The Company’s net sales are generated from sales of its products less an estimate for customer returns. We expect that the average selling price (“ASP”) of our products will fluctuate based on a variety of factors, including market demand, product configuration, potential volume discounts to customers, the timing of new product introductions and enhancements and the introduction of competitive products. As our cost of goods sold tends to remain relatively stable for any given product, fluctuations in the ASP may have a material adverse effect on our business, financial condition and results of operations.

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

For the three months ended March 31, 2007, one customer accounted for approximately 13.3% of total net sales. No other customers accounted for more than 10% of net sales.

The Company has established channel partners such as independent sales representatives and distributors to complement our sales force. Additionally, in order to maintain our market share, we are focused on maintaining technological leadership with our product lines. We have evaluated our sales efforts to identify opportunities where our account presence can be improved and are working to exploit those opportunities. Subject to resolution of our working capital constraints, we are seeking new applications for our installed product base to be realized with use of new modular add-ons and enhancements to support the telecommunications network evolution of the next generation protocols and services. These plans include the introduction of enhancements that support the convergence of the telecommunications and data communications networks and enhance our data communications network analysis capabilities to meet growing global high-speed data service requirements.

Critical Accounting Estimates

We believe that estimating valuation allowances and accrued liabilities are critical in that they are important to the portrayal of our financial condition and results of operations and they require difficult, subjective and complex judgments that are often the result of estimates that are inherently uncertain. Specifically, we believe the following estimates to be critical:

•	revenue recognition and sales returns and other allowances;

•	reserve for uncollectible accounts;

•	reserve for excess and obsolete inventory;

•	deferred tax valuation allowance;

•	uncertain tax positions assessment;

•	impairment of long-lived assets;

•	warranty reserve; and

•	pending litigation.

We make significant judgments, estimates and assumptions in connection with establishing the above-mentioned valuation allowances. If we made different judgments or used different estimates or assumptions for establishing such amounts, it is likely that the amount and timing of our revenue or operating expenses for any period would be materially different.

We derive our revenues principally from product sales. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of March 31, 2007 was approximately $54,000.

We also estimate the collectibility of our accounts receivables. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of March 31, 2007, was $1.9 million, net of our estimated reserve for uncollectible accounts of approximately $84,000.

We estimate the amount of excess and obsolete inventory. When evaluating the reserve for excess and obsolete inventory, we consider many factors, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $2.6 million as of March 31, 2007, net of our estimated reserve for excess and obsolete inventory of $13.9 million.

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

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that could indicate whether carrying amounts of long-lived assets may not be recoverable. These events and circumstances include any decrease in the market price of a long-lived asset, changes in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize impairments when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. We could be required to take an additional impairment charge in the future should our actual cash flows be less than forecasted. As of March 31, 2007 a review of the carrying value of our long-lived assets and the probability of recovering such value indicated that no additional impairment charge was required.

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of March 31, 2007 was approximately $501,000.

We estimate the amount of liability the Company may incur as a result of pending litigation. As of March 31, 2007, the Company was not aware of any pending litigation, claims or assessments. Accordingly, there is no accrual for pending litigation at March 31, 2007.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company, which occurred in the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The following sets forth certain financial data as a percentage of net sales:

	Percent of Net Sales for the Three Months Ended March 31,
	2007	2006
Net sales	100%	100%
Cost of goods sold	45	86

Gross profit	55	14

Operating expenses:
Engineering and development	21	74
Sales and marketing	25	55
General and administrative	12	36
Gain on Sale of Property and Equipment	(11)	—

Total operating expenses	47	165

Operating profit (loss)	8	(151)
Other loss, net	(32)	(61)

Loss before income taxes	(24)	(212)
Benefit from income taxes	—	—

Net Loss	(24)%	(212)%

Net Sales

Net sales for the quarter ended March 31, 2007, increased $259,000, or 12%, to $2.5 million from $2.2 million for the quarter ended March 31, 2006. The increase in net sales was primarily a result of the improved acceptance of the NIC product due to new feature enhancements. International net sales for the quarter ended March 31, 2007, were approximately $929,000, or 37% of net sales, as compared to approximately $603,000, or 27% of net sales, for the quarter ended March 31, 2006.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2007, totaled approximately $1.1 million, or 45% of net sales, as compared to $1.9 million, or 86% of net sales, for the quarter ended March 31, 2006. For the quarter ended March 31, 2007, cost of goods sold was lower due to an increase in repair and calibration services and licensed software feature sales, which have minor parts cost. The lower percentage of cost of goods sold to net sales reflects the enforcement of a higher margin policy for all sales and the sale of licensed features.

Gross Profit

Gross profit for the quarter ended March 31, 2007, increased by approximately $1.0 million to approximately $1.4 million, or 55% of net sales, from $316,000, or 14% of net sales, for the quarter ended March 31, 2006. Gross profit percentage increased from the prior period reflecting the enforcement of a higher margin policy for all sales and the sale of licensed features.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended March 31, 2007, decreased by approximately $1.2 million to $519,000 from approximately $1.7 million for the quarter ended March 31, 2006. The decrease is due to a reduction in force completed in 2006.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows and promotional materials, depreciation of demonstration units, bad debt and warranty expenses. Sales and marketing expenses for the quarter ended March 31, 2007, were $605,000, a decrease of approximately $595,000 over the quarter ended March 31, 2006 of $1.2 million. The decrease over the first quarter of 2006 was primarily attributable to decreases in sales staff and travel expenses.

General and Administrative

General and administrative expenses principally include salaries, other compensation, professional fees, facility rentals and information systems related to general management functions. General and administrative expenses for the quarter ended March 31, 2007, decreased by approximately $499,000 to $305,000 from approximately $804,000 for the quarter ended March 31, 2006. The decrease reflects savings in facility rentals and a reduction in the general and administrative workforce.

Gain on sale of property and equipment

On February 1, 2007 the Company sold certain assets associated with its Billerica, MA facility to a third party for $265,000. The proceeds from this sale were used to pay accrued interest.

Other Income and Expense, net

Other expense, net for the quarter ended March 31, 2007 was approximately $800,000, a decrease of $580,000 as compared to other expense, net of approximately $1.4 million for the quarter ended March 31, 2006. The decrease was due to the interest expense reduction as a result of the conversion of the Secured Convertible Promissory Note by Optel in January 2007.

Provision for Income Taxes

No provision for income taxes was made for the three-month periods ending March 31, 2007 and 2006 due to the Company’s expected annual net losses. Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief it is more likely than not that future tax benefits will not be realized as a result of future income.

Net Loss

Net loss for the quarter ended March 31, 2007 was approximately $603,000, or $0.00 per diluted share, compared with net loss of approximately $4.8 million, or $0.14 per diluted share, for the quarter ended March 31, 2006, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company’s unrestricted cash and cash equivalents totaled approximately $266,000, a decrease of approximately $159,000 from December 31, 2006. As of March 31, 2007, the Company’s working capital deficit was $28.5 million as compared to a working capital deficit of $62.9 million at December 31, 2006. The Company had an accumulated deficit of approximately $151.5 million at March 31, 2007.

On May 15, 2006, Optel established an irrevocable letter of credit in the amount of approximately $278,339 on the Company’s behalf and naming Highwoods/Florida Holdings, L.P., the Company’s landlord, as beneficiary. The letter of credit expires July 31, 2011. During the twelve months ended December 31, 2006, the Company obtained financing from Optel to fund the Company’s short-term working capital needs. On January 4, 2007, Optel converted the outstanding indebtedness of approximately $34.8 million under the Secured Convertible Promissory Note into 220,222,515 shares of common stock. As a result, the Company’s repayment obligations under the Secured Convertible Promissory Note were satisfied as of January 4, 2007.

As May 8, 2007, the Company owed Short Term Notes to Optel of approximately $27.6 million in principal plus approximately $4.8 million in accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets, accrues interest at a rate of 10% per annum, and all of the principal plus accrued interest is now currently due and payable on demand at any time.

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

The Company has entered into discussions with Optel to arrange for additional short-term working capital. If the Company does not reach an agreement to obtain additional financing from Optel, it will be unable to meet the obligations to Optel and our other creditors, and in an attempt to collect payment, our creditors, including Optel, may seek legal remedies, including filing a petition for involuntary bankruptcy, or the Company may elect to seek relief by filing a voluntary bankruptcy petition.

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

Operating Activities

Net cash used by operating activities for the three months ended March 31, 2007 was approximately $374,000. This was primarily the result of the decrease in accounts payable of approximately $92,000 offset by a decrease in accounts receivable of $470,000.

Investing Activities

Net cash provided by investing activities was $265,000 for the three months ended March 31, 2007.

Financing Activities

The Company used $55,000 in net cash for financing activities during the three months ended March 31, 2007.

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

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2007, (1) our disclosure controls and procedures are not sufficiently effective pursuant to the requirements of the Sarbanes-Oxley Act of 2002 for companies our size, (2) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and (3) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 in response to Item 1A to Part 1 of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

A list of exhibits is set forth in the Exhibit Index found on page 17 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Digital Lightwave, Inc.
(Registrant)

By:	/s/ KENNETH T. MYERS
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2007

By:	/s/ KENNETH T. MYERS
Interim Chief Accounting Officer
(Principal Financial Officer)

Date: May 11, 2007

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