Form 10-Q
period 2007-06-30
DIGITAL LIGHTWAVE INC
filed 2007-08-14
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007, or

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

The number of shares outstanding of the Registrant’s Common Stock as of July 20, 2007, was 255,467,346.

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2007

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24	$425
Accounts receivable, less allowance of $84 in 2007 and 2006	2,847	2,385
Inventories, net	3,284	2,729
Prepaid expenses and other current assets	366	274

Total current assets	6,521	5,813
Other assets, net	221	218

Total assets	$6,742	$6,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,051	$2,232
Accrued interest payable to related party	5,222	11,743
Notes payable to related party	28,100	54,645
Notes payable	—	50

Total current liabilities	35,373	68,670
Other long-term liabilities	269	239

Total liabilities	35,642	68,909

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 300,000,000 shares; issued and outstanding 255,467,346 and 35,240,331 shares in 2007 and 2006, respectively	26	3
Additional paid-in capital	122,997	87,982
Accumulated deficit	(151,923)	(150,863)

Total stockholders’ deficit	(28,900)	(62,878)

Total liabilities and stockholders’ deficit	$6,742	$6,031

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Three Months Ended June 30,
	2007	2006
Net sales	$3,385	$1,992
Cost of goods sold	1,638	1,698

Gross profit	1,747	294

Operating expenses:
Engineering and development	456	1,228
Sales and marketing	647	525
General and administrative	295	2,080
Gain on sale of property and equipment	—	—
Impairment of long lived assets	19	—

Total operating expenses	1,417	3,833

Operating profit (loss)	330	(3,539)
Other expense, net	(787)	(1,323)

Loss before income taxes	(457)	(4,862)
Provision for income taxes	—	—

Net loss	$(457)	$(4,862)

Per share of common stock:
Basic net loss per share	$(0.00)	$(0.14)

Diluted net loss per share	$(0.00)	$(0.14)

Weighted average common shares outstanding	255,467,346	35,226,400

Weighted average common and common equivalent shares outstanding	255,467,346	35,226,400

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Six Months Ended June 30,
	2007	2006
Net sales	$5,876	$4,224
Cost of goods sold	2,768	3,614

Gross profit	3,108	610

Operating expenses:
Engineering and development	975	2,883
Sales and marketing	1,252	1,763
General and administrative	600	2,884
Impairment of long-lived assets	19	—
Gain on sale of property and equipment	(265)	—

Total operating expenses	2,581	7,530

Operating profit (loss)	527	(6,920)
Other expense, net	(1,587)	(2,703)

Loss before income taxes	(1,060)	(9,623)
Provision for income taxes	—	—

Net loss	$(1,060)	$(9,623)

Per share of common stock:
Basic net loss per share	$(0.00)	$(0.27)

Diluted net loss per share	$(0.00)	$(0.27)

Weighted average common shares outstanding	251,816,321	35,216,147

Weighted average common and common equivalent shares outstanding	251,816,321	35,216,147

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,060)	$(9,623)
Adjustments to reconcile net loss to cash used in operating activities:
Compensation expense for stock option grants	66	305
Contributed services from related party	143	—
Provision for excess and obsolete inventory	—	700
Impairment of long lived assets	19	—
Gain on sale of property and equipment	(265)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(462)	1,413
(Increase) decrease in inventories	(555)	(229)
(Increase) decrease in prepaid expenses and other assets	(95)	(188)
Increase (decrease) in accounts payable and accrued expenses	1,157	1,001

Net cash used in operating activities	(1,052)	(6,621)

Cash flows from investing activities:
Purchase of property, plant & equipment	(19)	—
Proceeds from sale of property and equipment	265	—

Net cash provided by investing activities	246	—

Cash flows from financing activities:
Proceeds from notes payable - related party	455	6,448
Principal payments on notes payable - other	(50)	(55)
Proceeds from sale of common stock, net of expense	—	4

Net cash (used in) provided by financing activities	405	6,397

Net decrease in cash and cash equivalents	(401)	(224)
Cash and cash equivalents at beginning of period	425	499

Cash and cash equivalents at end of period	$24	$275

Supplemental disclosures of non cash activities – related party:
Debt and accrued interest converted into common stock	$(34,774)	$—
Reduction of interest payable from sale of property and equipment	$(55)	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$(265)	$—

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

The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company,” “Digital Lightwave,” “us,” “we,” “our,” etc.) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three- and six-months ended June 30, 2007, are not necessarily indicative of results, which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Operational Matters

The Company continues to have insufficient short-term resources for the payment of its current liabilities. Optel Capital, LLC (“Optel”), an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan, currently is and continues to be the principal source of financing for the Company. The Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company. The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability, that the profitability will be sustainable or that it will continue as a going concern. As a result, the Company’s independent registered public accounting firm has included an explanatory paragraph for a going concern in its report for the year ended December 31, 2006, that was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

As of July 20, 2007, the Company owed Optel approximately $28.1 million in principal plus approximately $5.4 million in accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and accrues interest at a rate of 10% per annum pursuant to short-term notes issued since September 16, 2004 (“Short Term Notes”). Approximately $27.6 million in principal, plus accrued interest, is currently due and payable on demand at any time, and $455,000 in principal, plus accrued interest, is due and payable on demand at any time after August 11, 2007.

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

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Beginning balance	$487	$813
Warranty provision	27	(42)
Warranty costs	(49)	(92)

Ending balance	$465	$679

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

For trade-in sales, including both Company and competitor products, that have a cash component greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class. Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance of Statement of Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets (“SFAS 153”) and Accounting Principles Board Opinion No. 29, Accounting for Non-monetary Transactions (“Opinion 29”) and related interpretations. Revenue and cost of sales are recorded based upon the cash portion of the transaction. The remaining costs associated with the new units are assigned to the units received on trade. When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction.

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

For the six months ended June 30, 2007, one customer accounted for approximately 14.7% of total net sales. No other single customer accounted for more than 10.0% of net sales.

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the three- and six-month periods ended June 30, 2007 and 2006, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 0 and 120,457,000 at June 30, 2007, and 2006, respectively. The total incremental shares from common stock equivalents at June 30, 2006, included 34,000 from outstanding stock options and 120,423,000 shares that were issuable pursuant to the conversion feature of the Secured Convertible Promissory Note formerly held by Optel. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

	Three Months Ended June 30,
	2007	2006
Basic:
Weighted average common shares outstanding	255,467,346	35,226,400
Total basic	255,467,346	35,226,400

Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	255,467,346	35,226,400

	Six Months Ended June 30,
	2007	2006
Basic:
Weighted average common shares outstanding	251,816,321	35,216,147
Total basic	251,816,321	35,216,147

Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	251,816,321	35,216,147

Stock Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No.123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). SFAS 123R requires the Company to recognize expense related to the fair value of stock-based compensation awards, including employee stock options.

The Company’s compensation cost for stock-based employee compensation for the three- and six-month periods ended June 30, 2007 was $16,000 and $66,000, respectively. No tax benefits were recognized for these costs due to recurring losses.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (“Excess Tax Benefits”) be classified as financing cash flows. For the three months ended June 30, 2007 and 2006, there were no such Excess Tax Benefits classified as financing cash flows.

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

Stock Option Plans

The Company has one stock option plan with 7,956,972 shares available for grant as of June 30, 2007. The following summarizes certain terms of the Company’s stock option plan:

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

The following is a summary of the changes in outstanding options for the six months ended June 30, 2007:

	Shares (In thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2006	3,181	$2.44	$0
Granted	—	—	—
Exercised	—	—	—
Forfeited and expired	(402)	$8.49	$0

Outstanding at June 30, 2007	2,779	$1.60	$0

Exercisable at end of period	2,635	$1.56	$0

There were no stock options exercised during the six month period ended June 30, 2007.

Income Taxes

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more-likely-than-not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of June 30, 2007.

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

There is a possibility that a limitation on the Company’s net operating loss carryforwards may have come into effect under Section 382 of the Internal Revenue Code as a result of cumulative stock ownership changes. Management plans to complete an analysis later in the year to determine whether such a limitation is in effect. As of June 30, 2007, the impact of such a limitation has no impact on the accompanying financial statements since all net operating losses have a full valuation allowance; however, such a limitation could impact substantially the reported gross asset related to the net operating loss carryforwards.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. No interest or penalties were required to be recorded as of June 30, 2007.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of Statement of Financial Accounting Standards Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of SFAS 159 on its financial position.

2. INVENTORIES

Inventories are summarized as follows:

	June 30, 2007 (In thousands)	December 31, 2006 (In thousands)
Raw materials, net	$3,132	$2,397
Finished goods, net	152	332

	$3,284	$2,729

The Company has established reserves for excess and obsolete inventory based upon current and expected sales trends, the amount of parts on-hand, the market value of parts on-hand and the viability and technical obsolescence of products and components. Inventory balances are net of estimated reserves for excess and obsolete inventory of $13.9 million and $15.5 million at June 30, 2007 and December 31, 2006, respectively.

3. LEGAL PROCEEDINGS

The Company from time to time may be involved in various lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations.

4. COMMITMENTS

At June 30, 2007, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $778,000 with M.C. Assembly, Inc.

5. RELATED PARTY TRANSACTIONS

Notes Payable

As described in Note 1 under the paragraph entitled “Operational Matters,” as of June 30, 2007, the Company owed Short Term Notes to Optel of approximately $28.1 million in principal plus approximately $5.2 million in accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and such debt accrues interest at a rate of 10% per annum. Approximately $27.6 million in principal, plus accrued interest, is currently due and payable on demand at any time, and $455,000 in principal, plus accrued interest, is due and payable on demand at any time after August 11, 2007.

Services Rendered

During the three- and six-month periods ended June 30, 2007, Optel provided the Company with approximately $56,000 and $143,000 respectively, in services associated with information technology and accounting. These services are shown as a contribution of capital and are expensed within general and administration expenses.

Accrued Interest Payment

During the three- and six-month periods ended June 30, 2007, the accrued interest on the Short Term Notes was reduced by $0, and $265,000 respectively. On February 1, 2007 the Company sold certain assets associated with its Billerica, MA facility to a third party for $265,000. The proceeds from this sale were used to pay accrued interest. In addition, the Company sold $54,625 of assets to Optel, which reduced accrued interest and credited additional paid-in capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements, except as required by law. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially from the results and outcomes discussed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of filing, and we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors” set forth in Item 1A of Part I of our Annual Report on Form 10-K and those contained from time to time in our other filings with the U.S. Securities and Exchange Commission. We caution you that our business and financial performance are subject to substantial risks and uncertainties.

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

The Company’s net sales are generated from sales of its products, less an estimate for customer returns. We expect that the average selling price (“ASP”) of our products will fluctuate based on a variety of factors, including market demand, product configuration, potential volume discounts to customers, the timing of new product introductions and enhancements and introduction of competitive products. As our cost of goods sold tends to remain relatively stable for any given product, decreases in the ASP may have a material adverse effect on our business, financial condition and results of operations.

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

For the six months ended June 30, 2007, one customer accounted for approximately 14.7% of total net sales. No other single customer accounted for more than 10.0% of net sales.

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

Critical Accounting Estimates

We believe that estimating valuation allowances and accrued liabilities are critical to the portrayal of our financial condition and results of operations, and they require difficult, subjective and complex judgments that are often the result of estimates that are inherently uncertain. Specifically, we believe the following estimates to be critical:

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

We derive our revenues principally from product sales. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of June 30, 2007 was approximately $54,000.

We also estimate the collectibility of our accounts receivables. We consider many factors when making our estimates, including accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. We also consider changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of June 30, 2007, was $2.8 million, net of our estimated reserve for uncollectible accounts of approximately $84,000.

We estimate the amount of excess and obsolete inventory. When evaluating the reserve for excess and obsolete inventory, we consider many factors, including current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $3.3 million as of June 30, 2007, net of our estimated reserve for excess and obsolete inventory of $13.9 million.

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

The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more-likely-than-not” recognition threshold, the position is measured to determine the amount of benefit or liability to recognize in the financial statements.

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that could indicate whether carrying amounts of long-lived assets may not be recoverable. These events and circumstances include any decrease in the market price of a long-lived asset, changes in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize impairments when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. We could be required to take an additional impairment charge in the future should our actual cash flows be less than forecasted. As of June 30, 2007 a review of the carrying value of our long-lived assets and the probability of recovering such value indicated a $19,000 additional impairment charge was required.

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of June 30, 2007 was approximately $465,000.

We estimate the amount of liability the Company may incur as a result of pending litigation. As of June 30, 2007, the Company was not aware of any pending litigation, claims or assessments. Accordingly, there is no accrual for pending litigation at June 30, 2007.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company, which occurred in the three- and six-months ended June 30, 2007, compared to the three- and six-months ended June 30, 2006. The following sets forth certain financial data as a percentage of net sales:

	Percent of Net Sales for the Three Months Ended June 30,		Percent of Net Sales for the Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	100%	100%	100%	100%
Cost of goods sold	48	85	47	86

Gross profit	52	15	53	14

Operating expenses:
Engineering and development	13	62	17	68
Sales and marketing	19	26	21	42
General and administrative	9	104	10	68
Impairment of long-lived assets	1	—	—	—
Gain on sale of property and equipment	—	—	(4)	—

Total operating expenses	42	192	44	178

Operating profit (loss)	10	(177)	9	(164)

Other loss, net	(23)	(67)	(27)	(64)

Loss before income taxes	(13)	(244)	(18)	(228)
Provision for income taxes	—	—	—	—

Net Loss	(13)%	(244)%	(18)%	(228)%

Net Sales

Net sales for the quarter ended June 30, 2007, increased $1.4 million, or 70%, to $3.4 million from $2.0 million for the quarter ended June 30, 2006. The increase in net sales was primarily a result of the improved acceptance of the NIC product due to new feature enhancements. International net sales for the quarter ended June 30, 2007, were approximately $1.4 million, or 42% of net sales, as compared to approximately $375,000, or 19% of net sales, for the quarter ended June 30, 2006.

Net sales for the six months ended June 30, 2007, increased $1.7 million, or 39%, to $5.9 million from $4.2 million for the quarter ended June 30, 2006. The increase in net sales was primarily a result of the improved acceptance of the NIC product due to new feature enhancements. International net sales for the six months ended June 30, 2007, were approximately $2.3 million, or 40% of net sales, as compared to approximately $978,000, or 24% of net sales, for the six months ended June 30, 2006.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2007, totaled approximately $1.6 million, or 48% of net sales, as compared to $1.7 million, or 85% of net sales, for the quarter ended June 30, 2006. For the quarter ended June 30, 2007, cost of goods sold was lower due to an increase in repair and calibration services and licensed software feature sales, which have minor parts cost. The lower percentage of cost of goods sold to net sales reflects the enforcement of a higher margin policy for all sales and the sale of licensed features.

Cost of goods sold for the six months ended June 30, 2007, totaled approximately $2.8 million, or 47% of net sales, as compared to $3.6 million, or 86% of net sales, for the quarter ended June 30, 2006. For the six months ended June 30, 2007, cost of goods sold was lower due to an increase in repair and calibration services and licensed software feature sales, which have minor parts cost. The lower percentage of cost of goods sold to net sales reflects the enforcement of a higher margin policy for all sales and the sale of licensed features.

Gross Profit

Gross profit for the quarter ended June 30, 2007, increased by approximately $1.5 million to approximately $1.7 million, or 52% of net sales, from $294,000, or 15% of net sales, for the quarter ended June 30, 2006. Gross profit percentage increased from the prior period reflecting the enforcement of a higher margin policy for all sales and the sale of licensed features.

Gross profit for the six months ended June 30, 2007, increased by approximately $2.5 million to approximately $3.1 million, or 53% of net sales, from $610,000, or 14% of net sales, for the six months ended June 30, 2006. Gross profit percentage increased from the prior period reflecting the enforcement of a higher margin policy for all sales and the sale of licensed features.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended June 30, 2007, decreased by approximately $772,000 to $456,000, or 13% of net sales, from approximately $1.2 million, or 62% of net sales, for the quarter ended June 30, 2006. The decrease is due to a reduction in work force completed in 2006.

Engineering and development expenses for the six months ended June 30, 2007, decreased by approximately $1.9 million to $975,000, or 17% of net sales, from approximately $2.9 million, or 68% of net sales, for the six months ended June 30, 2006. The decrease is due to a reduction in workforce completed in 2006.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows, advertising and promotional materials, depreciation of demonstration units, bad debt and warranty expenses. Sales and marketing expenses for the quarter ended June 30, 2007, were $647,000, or 19% of net sales, an increase of approximately $122,000 over the spending of $525,000, or 26% of net sales, for the quarter ended June 30, 2006. The increase in sales and marketing expenses in absolute dollars was primarily attributable to an increase in marketing efforts and travel expenses related to the 70% increase in sales.

Sales and marketing expenses for the six months ended June 30, 2007, were $1.3 million, or 21% net of sales, a decrease of approximately $511,000 over the spending of $1.8 million, or 42% net of sales, for the six months ended June 30, 2006. The decrease for the six months ended June 30, 2007 as compared to the same period in 2006 was primarily attributable to decreases in sales staff.

General and Administrative

General and administrative expenses principally include salaries, other compensation, professional fees, facility rentals and information systems related to general management functions. General and administrative expenses for the quarter ended June 30, 2007, decreased by approximately $1.8 million to $295,000, or 9% net of sales, from approximately $2.1 million, or 104% net of sales, for the quarter ended June 30, 2006. The decrease for the three months ended for June 30, 2007 reflects a 2006 expense of approximately $2.1 million in termination fees resulting from the Company’s execution and delivery of the expiration agreement for the property located at 15550 Lightwave Drive, Clearwater, savings in facility rentals and a reduction in the general and administrative workforce.

General and administrative expenses for the six months ended June 30, 2007, decreased by approximately $2.3 million to $600,000, or 10% net of sales, from approximately $2.9 million, or 68% net of sales, for the six months ended June 30, 2006. The decrease reflects a 2006 expense of approximately $2.1 million in termination fees resulting from the Company’s execution and delivery of the expiration agreement for the property located at 15550 Lightwave Drive, Clearwater, savings in facility rentals and a reduction in the general and administrative workforce.

Other Income and Expense, net

Other expense, net for the quarter ended June 30, 2007 was approximately $787,000, a decrease of $536,000 as compared to other expense, net of approximately $1.3 million for the quarter ended June 30, 2006. Other expense, net for the six months ended June 30, 2007 was approximately $1.6 million, a decrease of $1.1 million, as compared to other expense, net of approximately $2.7 million for the six months ended June 30, 2006. The decrease was primarily attributable to decreased interest expense on the outstanding debt owed to Optel resulting from the conversion of the Secured Convertible Promissory Note by Optel in January 2007.

Provision for Income Taxes

No provision for income taxes was made for the three-and six-month periods ending June 30, 2007 and 2006 due to the Company’s expected annual net losses. Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief that it is more likely than not that future tax benefits will not be realized as a result of future income.

Net Loss

Net loss for the quarter ended June 30, 2007 was approximately $457,000 or $0 per diluted share, compared to net loss of approximately $4.9 million, or $0.14 per diluted share, for the quarter ended June 30, 2006, for the reasons discussed above. Net loss for the six months ended June 30, 2007 was approximately $1.1 million or $0 per diluted share, compared to net loss of approximately $9.6 million, or $0.27 per diluted share, for the six months ended June 30, 2006, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company’s unrestricted cash and cash equivalents totaled approximately $24,000, a decrease of approximately $401,000 from December 31, 2006. As of June 30, 2007, the Company’s working capital deficit was $28.9 million as compared to a working capital deficit of $62.9 million at December 31, 2006. The Company had an accumulated deficit of approximately $151.9 million at June 30, 2007.

As of July 20, 2007, the Company owed Optel approximately $28.1 million in principal plus approximately $5.4 million in accrued interest thereon, which debt is secured by a first priority security interest in substantially all of our assets and accrues interest at a rate of 10% per annum. Approximately $27.6 million in principal, plus accrued interest is currently due and payable on demand at any time, and $455,000 in principal plus accrued interest is due and payable on demand at any time after August 11, 2007.

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

The Company has entered into discussions with Optel to arrange for additional short-term working capital. If the Company does not reach an agreement to obtain additional financing from Optel, it will be unable to meet the obligations to Optel and our other creditors. Furthermore, in an attempt to collect payment, our creditors, including Optel, may seek legal remedies, including filing a petition for involuntary bankruptcy, or the Company may elect to seek relief by filing a voluntary bankruptcy petition.

The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable or that it will continue as a going concern. As a result, our independent registered public accounting firm has included in their report for the year ended December 31, 2006 an explanatory paragraph emphasizing the substantial doubt about the Company’s ability to continue as a going concern.

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2007 was approximately $1.1 million. This was primarily the result of losses from operations of approximately $1.1 million and the increases in inventory of approximately $555,000, accounts receivable of $462,000 and prepaid expenses of $95,000 offset by an increase in accounts payable of approximately $1.2 million.

Investing Activities

Net cash provided by investing activities was $246,000 for the six months ended June 30, 2007. This reflects $265,000 in proceeds from the sale of property and equipment, partially offset by leasehold improvements of $19,000.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2007 was approximately $405,000. This was primarily the result of proceeds of $455,000 from borrowings from Optel. The proceeds provided by Optel’s financing were used to fund the Company’s working capital requirements and operating losses. The Company used $50,000 in net cash for financing activities during the six months ended June 30, 2007.

Legal Proceedings

The Company from time to time may be involved in various lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations.

Other Material Commitments

The Company’s contractual cash obligations as of June 30, 2007 are summarized (in thousands) in the table below.

Contractual Cash Obligations	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Notes Payable - Related Party (1)	$28,100	$28,100	$—	$—	$—
Interest Payable – Related Party	5,222	5,222
Operating leases	1,157	267	565	325	—
Non-cancelable purchase orders (2)	778	778	—	—	—

Total contractual cash obligations	$35,257	$34,367	$565	$325	$—

(1)	Notes payable obligations are presented exclusive of accrued interest.
(2)	Reflects non-cancelable inventory purchase orders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are not exposed to material fluctuations in currency exchange rates because the majority of our sales and expenses are denominated in U.S. dollars. Our cash balances are invested in short-term, interest-bearing money market accounts. We believe the impact of a 10% increase or decline in interest rates would not be material to our investment income.

Item 4.	Controls and Procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2007, (1) our disclosure controls and procedures are not sufficiently effective pursuant to the requirements of the Sarbanes-Oxley Act of 2002 for companies our size, (2) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and (3) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The following matters were approved at our Annual Meeting of Stockholders held on May 22, 2007:

Proposal 1 – Election of Directors:

Name	Vote For	Vote Withheld
Dr. Bryan J. Zwan	252,232,291	310,093

Peter H. Collins	252,267,194	375,190

Robert F. Hussey	252,267,134	275,250

Gerald A. Fallon	252,219,942	322,442

Robert Moreyra	252,189,660	352,724

Proposal 2 – Ratification of Appointment of Independent Auditors:

Name	Vote For	Vote Against	Vote Abstain
Grant Thornton, LLP	242,489,359	51,729	1,296

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

A list of exhibits is set forth in the Exhibit Index found on page 18 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Digital Lightwave, Inc.
(Registrant)

By:	/s/ KENNETH T. MYERS
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2007

By:	/s/ KENNETH T. MYERS
Interim Chief Accounting Officer
(Principal Financial Officer)

Date: August 14, 2007

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2002).

3.2*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on February 16, 2004).

3.3*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.03 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2002).

4.1*	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1 (File No. 333-09457), declared effective by the Securities and Exchange Commission on February 5, 1997).

10.1*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on May 11, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on May 16, 2007).

10.2*	Secured Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC on June 1, 2007 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on June 6, 2007).

31.1+	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2+	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Such exhibits are incorporated by reference.
+	Filed herewith.