Form 10-Q
period 2007-09-30
DIGITAL LIGHTWAVE INC
filed 2007-11-14
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007, or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐    NO  ☒

The number of shares outstanding of the Registrant’s Common Stock as of November 1, 2007 was 255,480,847.

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2007

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10	$425
Accounts receivable, less allowance of $84 in 2007 and 2006	2,071	2,385
Inventories, net	3,318	2,729
Prepaid expenses and other current assets	274	274

Total current assets	5,673	5,813
Other assets, net	221	218

Total assets	$5,894	$6,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,573	$2,232
Accrued interest payable to related party	6,023	11,743
Notes payable to related party	27,875	54,645
Notes payable	—	50

Total current liabilities	35,471	68,670
Other long-term liabilities	241	239

Total liabilities	35,712	68,909

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 300,000,000 shares; issued and outstanding 255,480,847 and 35,240,331 shares in 2007 and 2006, respectively	26	3
Additional paid-in capital	123,061	87,982
Accumulated deficit	(152,905)	(150,863)

Total stockholders’ deficit	(29,818)	(62,878)

Total liabilities and stockholders’ deficit	$5,894	$6,031

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Three Months Ended September 30,
	2007	2006
Net sales	$2,305	$2,587
Cost of goods sold	1,116	1,417

Gross profit	1,189	1,170

Operating expenses:
Engineering and development	469	853
Sales and marketing	598	607
General and administrative	271	334
Impairment of long lived assets	—	—
Gain on sale of property and equipment	—	—

Total operating expenses	1,338	1,794

Operating profit (loss)	(149)	(624)
Other expense, net	(833)	(1,471)

Loss before income taxes	(982)	(2,095)
Provision for income taxes	—	—

Net loss	$(982)	$(2,095)

Per share of common stock:
Basic net loss per share	$(0.00)	$(0.06)

Diluted net loss per share	$(0.00)	$(0.06)

Weighted average common shares outstanding	255,470,443	35,240,820

Weighted average common and common equivalent shares outstanding	255,470,443	35,240,820

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Nine Months Ended September 30,
	2007	2006
Net sales	$8,181	$6,811
Cost of goods sold	3,884	5,031

Gross profit	4,297	1,780

Operating expenses:
Engineering and development	1,444	3,736
Sales and marketing	1,850	2,370
General and administrative	871	3,218
Impairment of long-lived assets	19	—
Gain on sale of property and equipment	(265)	—

Total operating expenses	3,919	9,324

Operating profit (loss)	378	(7,544)
Other expense, net	(2,420)	(4,174)

Loss before income taxes	(2,042)	(11,718)
Provision for income taxes	—	—

Net loss	$(2,042)	$(11,718)

Per share of common stock:
Basic net loss per share	$(0.01)	$(0.33)

Diluted net loss per share	$(0.01)	$(0.33)

Weighted average common shares outstanding	253,047,746	35,224,461

Weighted average common and common equivalent shares outstanding	253,047,746	35,224,461

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,042)	$(11,718)
Adjustments to reconcile net loss to cash used in operating activities:
Compensation expense for stock option grants	80	(575)
Contributed services from related party	190	385
Impairment of long lived assets	19	—
Gain on sale of property and equipment	(265)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	314	420
(Increase) decrease in inventories	(589)	855
(Increase) decrease in prepaid expenses and other assets	(3)	(161)
Increase (decrease) in accounts payable and accrued expenses	1,452	3,086

Net cash used in operating activities	(844)	(7,708)

Cash flows from investing activities:
Purchase of property, plant & equipment	(19)	—
Proceeds from sale of property and equipment	265	—

Net cash provided by investing activities	246	—

Cash flows from financing activities:
Proceeds from notes payable - related party	455	7,303
Principal payments on notes payable – other	(275)	(55)
Proceeds from sale of common stock, net of expense	3	11

Net cash provided by financing activities	183	7,259

Net decrease in cash and cash equivalents	(415)	(449)
Cash and cash equivalents at beginning of period	425	499

Cash and cash equivalents at end of period	$10	$50

Supplemental disclosures of non cash activities – related party:
Debt and accrued interest converted into common stock	$(34,774)	$—
Reduction of interest payable from sale of property and equipment	$(55)	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$(265)	$—

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Digital Lightwave, Inc. (the “Company”) provides the global fiber-optic communications industry with products and technology used to develop, install, maintain, monitor and manage fiber-optic communication networks. Telecommunications service providers, owners of private networks (utilities, government and large enterprises) and equipment manufacturers deploy the Company’s products to provide quality assurance and ensure optimum performance of advanced optical communications networks and network equipment. The Company’s products are sold worldwide to telecommunications service providers, owners of private networks (utilities, government and large enterprises), telecommunications equipment manufacturers, equipment leasing companies and international distributors. The Company’s wholly owned subsidiaries are Digital Lightwave (UK) Limited (“DLL”), Digital Lightwave Asia Pacific Pty, Ltd. (“DLAP”), and Digital Lightwave Latino Americana Ltda. (“DLLA”). DLL, DLAP, and DLLA were organized to provide international sales support, but are currently inactive. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company,” “Digital Lightwave,” “us,” “we,” “our,” etc.) have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three- and nine-months ended September 30, 2007 are not necessarily indicative of results that may be achieved for the full fiscal year or for any future period. The unaudited consolidated condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

As of November 1, 2007, the Company owed Optel approximately $27.9 million in principal plus approximately $6.3 million in accrued interest thereon, all of which is due and payable on demand. The debt is secured by a first priority security interest in substantially all of our assets and accrues interest at a rate of 10% per annum pursuant to short-term notes issued to Optel since September 16, 2004 (“Short Term Notes”).

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

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Beginning balance	$487	$813
Warranty provision (reduction)	27	(86)
Warranty costs	(97)	(123)

Ending balance	$417	$604

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

At the time of the transaction, the Company assesses whether the price associated with its revenue transactions is fixed and determinable and whether collection is reasonably assured. The Company assesses whether the price is fixed and determinable based on the payment terms associated with the transaction. Standard payment terms for domestic customers are 30 days from the invoice date. Distributor contracts provide standard payment terms of 60 days from the invoice date. The Company does not generally offer extended payment terms.

The Company assesses collection based on a number of factors, including transaction history with the customer and the credit-worthiness of the customer. Collateral is not requested from customers. If it is determined that collection of an account receivable is not reasonably assured, the amount of the account receivable is deferred and revenue is recognized at the time collection becomes reasonably assured.

Most sales arrangements do not generally include acceptance clauses. However, if a sales arrangement includes an acceptance clause, acceptance occurs upon the earlier of receipt of a written customer acceptance or expiration of the acceptance period.

For the nine months ended September 30, 2007, no single customer accounted for more than 10% of net sales.

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the three- and nine-month periods ended September 30, 2007 and 2006, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 0 and 134,007,809 at September 30, 2007 and 2006, respectively. The total incremental shares from common stock equivalents at September 30, 2006 included 833 from outstanding stock options and 134,006,976 shares that were issuable pursuant to the conversion feature of a Secured Convertible Promissory Note formerly held by Optel. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

	Three Months Ended September 30,
	2007	2006
Basic:
Weighted average common shares outstanding	255,470,443	35,240,820
Total basic	255,470,443	35,240,820

Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	255,470,443	35,240,820

	Nine Months Ended September 30,
	2007	2006
Basic:
Weighted average common shares outstanding	253,047,746	35,224,461
Total basic	253,047,746	35,224,461

Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	253,047,746	35,224,461

Stock Based Compensation

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No.123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). SFAS 123R requires the Company to recognize expense related to the fair value of stock-based compensation awards, including employee stock options.

The Company’s compensation cost for stock-based employee compensation for the three- and nine-month periods ended September 30, 2007 was $14,000 and $80,000, respectively. No tax benefits were recognized for these costs due to recurring losses.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires that cash flows from the exercise of stock options resulting from tax benefits in excess of those recognized in cumulative compensation cost (“Excess Tax Benefits”) be classified as financing cash flows. For the three- and nine-months ended September 30, 2007 and 2006, there were no such Excess Tax Benefits classified as financing cash flows.

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

Stock Option Plans

The Company has one stock option plan with 7,943,472 shares available for grant as of September 30, 2007. The following table summarizes certain terms of the Company’s stock option plan:

2001 Plan
Minimum exercise price as a percentage of fair market value at date of grant	100%
Plan termination date	December 31, 2007

Options granted under the plan have a term of nine years. Option grants generally vest in one-third annual increments or quarterly over a three-year period, with the exception of certain option agreements that provide for various vesting schedules throughout the same three-year vesting period or options allowing vesting acceleration based on certain performance milestones on each anniversary of the grant date, commencing with the first anniversary. The Company generally recognizes compensation costs for awards on a straight-line basis over the service period.

The following is a summary of the changes in outstanding options during the nine months ended September 30, 2007:

	Shares (In thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2006	3,181	$2.44	$0
Granted	—	—	—
Exercised	—	—	—
Forfeited and expired	(402)	$8.49	$0

Outstanding at September 30, 2007	2,779	$1.56	$0

Exercisable at end of period	2,694	$1.59	$0

There were no stock options exercised during the nine-month period ended September 30, 2007.

Income Taxes

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more-likely-than-not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of September 30, 2007.

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

There is a possibility that a limitation on the Company’s net operating loss carryforwards may have come into effect under Section 382 of the Internal Revenue Code as a result of cumulative stock ownership changes. Management plans to complete an analysis later in the year to determine whether such a limitation is in effect. As of September 30, 2007, such a limitation has no impact on the accompanying financial statements since all net operating losses have a full valuation allowance; however, such a limitation could impact substantially the reported gross asset related to the net operating loss carryforwards.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. No interest or penalties were required to be recorded as of September 30, 2007.

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of Statement of Financial Accounting Standards Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS 159 on its financial position.

2. INVENTORIES

Inventories are summarized as follows:

	September 30, 2007 (In thousands)	December 31, 2006 (In thousands)
Raw materials, net	$3,113	$2,397
Finished goods, net	205	332

	$3,318	$2,729

The Company has established reserves for excess and obsolete inventory based upon current and expected sales trends, the amount of parts on-hand, the market value of parts on-hand and the viability and technical obsolescence of products and components. Inventory balances are net of our estimated reserves for excess and obsolete inventory in the amount of $13.9 million and $15.5 million as of September 30, 2007 and December 31, 2006, respectively.

3. LEGAL PROCEEDINGS

The Company from time to time may be involved in various lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations.

4. COMMITMENTS

At September 30, 2007, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $841,000 with M.C. Assembly, Inc.

5. RELATED PARTY TRANSACTIONS

Notes Payable

As described in Note 1 under the paragraph entitled “Operational Matters,” as of September 30, 2007, the Company owed Optel approximately $27.9 million in principal plus approximately $6.0 million in accrued interest thereon, which is due and payable on demand, pursuant to the Short Term notes. The debt is secured by a first priority security interest in substantially all of our assets and accrues interest at a rate of 10% per annum.

Services Rendered

During the three- and nine-month periods ended September 30, 2007, Optel provided the Company with approximately $47,000 and $190,000 respectively, in services associated with information technology and accounting. These services are shown as a contribution of capital and are expensed within general and administration expenses.

Accrued Interest Payment

During the three- and nine-month periods ended September 30, 2007, the accrued interest on the Short Term Notes was reduced by $5,856 and $325,481 respectively. On August 13, 2007, the Company paid accrued interest of $5,856 in connection with a $225,000 payment for the 90-day note issued on May 11, 2007. On February 1, 2007 the Company sold certain assets associated with its Billerica, Massachusetts facility to a third party for $265,000. The proceeds from this sale were used to pay accrued interest. In addition, the Company sold $54,625 of assets to Optel, which reduced accrued interest and credited additional paid-in capital.

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

For the nine months ended September 30, 2007, no single customer accounted for more than 10% of net sales.

The Company has established channel partners, such as independent sales representatives and distributors, to complement our sales force. Additionally, in order to maintain our market share, we are focused on maintaining technological leadership with our product lines. We have evaluated our sales efforts to identify opportunities where our account presence can be improved and are working to exploit those opportunities. Subject to resolution of our working capital constraints, we are seeking new applications for our installed product base to be realized with the use of new modular add-ons and enhancements to support the telecommunications network evolution of the next generation protocols and services. These plans include the introduction of enhancements that support the convergence of the telecommunications and data communications networks and improve our data communications network analysis capabilities to meet growing global high-speed data service requirements.

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

We derive our revenues principally from product sales. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of September 30, 2007 was approximately $54,000.

We also estimate the collectibility of our accounts receivables. We consider many factors when making our estimates, including accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness and current economic trends. We also consider changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of September 30, 2007 was $2.1 million, net of our estimated reserve for uncollectible accounts of approximately $84,000.

We estimate the amount of excess and obsolete inventory. When evaluating the reserve for excess and obsolete inventory, we consider many factors, including current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $3.3 million as of September 30, 2007, net of our estimated reserve for excess and obsolete inventory of $13.9 million.

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

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that could indicate whether carrying amounts of long-lived assets may not be recoverable. These events and circumstances include any decrease in the market price of a long-lived asset, changes in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstances occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize impairments when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. We could be required to take an additional impairment charge in the future should our actual cash flows be less than forecasted. As of the nine months ended September 30, 2007, a review of the carrying value of our long-lived assets and the probability of recovering such value indicated a $19,000 additional impairment charge was required.

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of September 30, 2007 was approximately $417,000.

We estimate the amount of liability the Company may incur as a result of pending litigation. As of September 30, 2007, the Company was not aware of any pending litigation, claims or assessments. Accordingly, there is no accrual for pending litigation at September 30, 2007.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company, which occurred in the three- and nine-months ended September 30, 2007, compared to the three- and nine-months ended September 30, 2006. The following sets forth certain financial data as a percentage of net sales:

	Percent of Net Sales for the Three Months Ended September 30,		Percent of Net Sales for the Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	100%	100%	100%	100%
Cost of goods sold	49	55	47	74

Gross profit	51	45	53	26

Operating expenses:
Engineering and development	20	33	18	55
Sales and marketing	26	23	22	35
General and administrative	12	13	11	47
Impairment of long-lived assets	—	—	—	—
Gain on sale of property and equipment	—	—	(3)	—

Total operating expenses	58	69	48	137

Operating profit (loss)	(7)	(24)	5	(111)
Other loss, net	(36)	(57)	(30)	(61)

Loss before income taxes	(43)	(81)	(25)	(172)
Provision for income taxes	—	—	—	—

Net Loss	(43)%	(81)%	(25)%	(172)%

Net Sales

Net sales for the quarter ended September 30, 2007 decreased $282,000, or 11%, to $2.3 million from $2.6 million for the quarter ended September 30, 2006. The decrease in net sales was primarily a result of delayed purchase orders. International net sales for the quarter ended September 30, 2007 were approximately $595,000, or 26% of net sales, as compared to approximately $713,000, or 27% of net sales, for the quarter ended September 30, 2006.

Net sales for the nine months ended September 30, 2007 increased $1.4 million, or 20%, to $8.2 million from $6.8 million for the nine months ended September 30, 2006. The increase in net sales was primarily a result of the improved acceptance of the NIC product due to new feature enhancements. International net sales for the nine months ended September 30, 2007 were approximately $2.9 million, or 35% of net sales, as compared to approximately $1.7 million, or 25% of net sales, for the nine months ended September 30, 2006.

Cost of Goods Sold

Cost of goods sold for the quarter ended September 30, 2007 totaled approximately $1.1 million, or 49% of net sales, as compared to $1.4 million, or 55% of net sales, for the quarter ended September 30, 2006. For the quarter ended September 30, 2007, cost of goods sold was lower due to an increase in repair and calibration services and licensed software feature sales, which have minor parts cost. The lower percentage of cost of goods sold to net sales reflects the enforcement of a higher margin policy for all sales and the sale of licensed features.

Cost of goods sold for the nine months ended September 30, 2007 totaled approximately $3.9 million, or 47% of net sales, as compared to $5.0 million, or 74% of net sales, for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, cost of goods sold was lower due to an increase in repair and calibration services and licensed software feature sales, which have minor parts cost. The lower percentage of cost of goods sold to net sales reflects the enforcement of a higher margin policy for all sales and the sale of licensed features.

Gross Profit

Gross profit for the quarter ended September 30, 2007 increased by approximately $19,000 to approximately $1.2 million, or 51% of net sales, from $1.2 million, or 45% of net sales, for the quarter ended September 30, 2006. Gross profit percentage increased from the prior period primarily as a result of the enforcement of a higher margin policy for all sales and the sale of licensed features.

Gross profit for the nine months ended September 30, 2007 increased by approximately $2.5 million to approximately $4.3 million, or 53% of net sales, from $1.8 million, or 26% of net sales, for the nine months ended September 30, 2006. Gross profit percentage increased from the prior period primarily as a result of the enforcement of a higher margin policy for all sales and the sale of licensed features.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, depreciation of production and development assets, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended September 30, 2007 decreased by approximately $384,000 to $469,000, or 20% of net sales, from approximately $853,000, or 33% of net sales, for the quarter ended September 30, 2006. The decrease was primarily due to a reduction in work force completed in 2006.

Engineering and development expenses for the nine months ended September 30, 2007, decreased by approximately $2.3 million to $1.4 million, or 18% of net sales, from approximately $3.7 million, or 55% of net sales, for the nine months ended September 30, 2006. The decrease is due to a reduction in workforce completed in 2006.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows, advertising and promotional materials, depreciation of demonstration units, bad debt and warranty expenses. Sales and marketing expenses for the quarter ended September 30, 2007 were $598,000, or 26% of net sales, a decrease of approximately $9,000 over the spending of $607,000, or 23% of net sales, for the quarter ended September 30, 2006. The minimal decrease in sales and marketing expenses reflected continuing marketing efforts and travel expenses related to sales.

Sales and marketing expenses for the nine months ended September 30, 2007 were $1.9 million, or 22% of net sales, a decrease of approximately $520,000 over the spending of $2.4 million, or 35% of net sales, for the nine months ended September 30, 2006. The decrease for the nine months ended September 30, 2007 as compared to the same period in 2006 was primarily attributable to decreases in sales staff.

General and Administrative

General and administrative expenses principally include salaries, other compensation, professional fees, facility rentals and information systems related to general management functions. General and administrative expenses for the quarter ended September 30, 2007 decreased by approximately $63,000 to $271,000, or 12% of net sales, from approximately $334,000, or 13% net of sales, for the quarter ended September 30, 2006. The decrease for the three months ended for September 30, 2007 reflected a savings in facility rentals.

General and administrative expenses for the nine months ended September 30, 2007 decreased by approximately $2.3 million to $871,000, or 11% of net sales, from approximately $3.2 million, or 47% of net sales, for the nine months ended September 30, 2006. The decrease reflects a 2006 expense of approximately $2.1 million in termination fees resulting from the Company’s execution and delivery of the expiration agreement for the property located at 15550 Lightwave Drive in Clearwater, Florida savings in facility rentals and a reduction in the general and administrative workforce.

Other Income and Expense, Net

Other expense, net for the quarter ended September 30, 2007 was approximately $833,000, a decrease of $638,000 as compared to other expense, net of approximately $1.5 million for the quarter ended September 30, 2006. Other expense, net for the nine months ended September 30, 2007 was approximately $2.4 million, a decrease of $1.8 million, as compared to other expense, net of approximately $4.2 million for the nine months ended September 30, 2006. The decrease for the nine months ended September 30, 2007 was primarily attributable to a decreased interest expense on the outstanding debt owed to Optel resulting from the conversion of the Secured Convertible Promissory Note by Optel in January 2007.

Provision for Income Taxes

No provision for income taxes was made for the three-and nine-month periods ending September 30, 2007 and 2006 due to the Company’s expected annual net losses. Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief that it is more likely than not that future tax benefits will not be realized as a result of future income.

Net Loss

Net loss for the quarter ended September 30, 2007 was approximately $982,000 or $0.00 per diluted share, compared to net loss of approximately $2.1 million, or $0.06 per diluted share, for the quarter ended September 30, 2006, for the reasons discussed above. Net loss for the nine months ended September 30, 2007 was approximately $2.0 million or $0.01 per diluted share, compared to net loss of approximately $11.7 million, or $0.33 per diluted share, for the nine months ended September 30, 2006, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company’s unrestricted cash and cash equivalents totaled approximately $10,000, a decrease of approximately $415,000 from December 31, 2006. As of September 30, 2007, the Company’s working capital deficit was $29.8 million as compared to a working capital deficit of $62.9 million at December 31, 2006. The Company had an accumulated deficit of approximately $152.9 million at September 30, 2007.

As of November 1, 2007, the Company owed Optel approximately $27.9 million in principal plus approximately $6.3 million in accrued interest thereon all of which is due and payable on demand. The debt is secured by a first priority security interest in substantially all of our assets and accrues interest at a rate of 10% per annum pursuant to short-term notes issued to Optel since September 16, 2004 (“Short Term Notes”).

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

Operating Activities

Net cash used by operating activities for the nine months ended September 30, 2007 was approximately $844,000. This was primarily the result of losses from operations of approximately $2.0 million and the increases in inventory of approximately $589,000, offset in part by a decrease in accounts receivable of approximately $314,000 and an increase in accounts payable of approximately $1.45 million.

Investing Activities

Net cash provided by investing activities was approximately $246,000 for the nine months ended September 30, 2007. This reflects $265,000 in proceeds from the sale of property and equipment, partially offset by purchases of leasehold improvements of $19,000.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2007 was approximately $183,000. This was primarily the result of proceeds of $455,000 from borrowings from Optel. Additionally, approximately $3,000 was provided from the sale of stock. The proceeds provided by Optel’s financing were used to fund the Company’s working capital requirements and operating losses. The Company used $275,000 in net cash for financing activities during the nine months ended September 30, 2007 to repay outstanding notes and accrued interest due to Optel.

Legal Proceedings

The Company from time to time may be involved in various lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations.

Other Material Commitments

The Company’s contractual cash obligations as of September 30, 2007 are summarized (in thousands) in the table below.

Contractual Cash Obligations	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Notes payable - Related party (1)	$27,875	$27,875	$—	$—	$—
Interest payable – related party	6,023	6,023
Operating leases	1,091	269	571	251	—
Non-cancelable purchase orders (2)	841	841	—	—	—

Total contractual cash obligations	$35,830	$35,008	$571	$251	$—

(1)	Notes payable obligations are presented exclusive of accrued interest.
(2)	Reflects non-cancelable inventory purchase orders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are not exposed to material fluctuations in currency exchange rates because the majority of our sales and expenses are denominated in U.S. dollars. Our cash balances are invested in short-term, interest-bearing money market accounts. We believe the impact of a 10% increase or decline in interest rates would not be material to our investment income.

Item 4.	Controls and Procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2007, (1) our disclosure controls and procedures are not sufficiently effective pursuant to the requirements of the Sarbanes-Oxley Act of 2002 for companies our size, (2) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and (3) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A list of exhibits is set forth in the Exhibit Index found on page 20 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Digital Lightwave, Inc.
(Registrant)

By:	/s/ KENNETH T. MYERS
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2007

By:	/s/ KENNETH T. MYERS
Interim Chief Accounting Officer
(Principal Financial Officer)

Date:	November 14, 2007

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2002).

3.2*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on February 16, 2004).

3.3*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.03 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2002).

4.1*	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1 (File No. 333-09457), declared effective by the Securities and Exchange Commission on February 5, 1997).

31.1+	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2+	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Such exhibits are incorporated by reference.
+	Filed herewith.