Form 10-K
period 2007-12-31
DIGITAL LIGHTWAVE INC
filed 2008-04-14
CIK 1016100

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-31770

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒    Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2007, was approximately $4,090,595 based on the last-sale price of $0.18 for shares of the Registrant’s Common Stock on such date as reported by the OTC Bulletin Board. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock issued and outstanding as of March 14, 2008, was 255,485,347.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed within 120 days after the close of the Registrant’s fiscal year ended December 31, 2007, are incorporated by reference into Part III.

FORM 10-K

For the Year Ended December 31, 2007

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

Recent Events

On April 4, 2008, Digital Lightwave, Inc. (the “Company”) and Optel Capital, LLC (“Optel”) entered into a Credit and Restructuring Agreement (the “Credit Agreement”) pursuant to which (a) the Company’s existing indebtedness owed to Optel, consisting of approximately $28.0 million of principal, that bore interest at 10% per annum, and accrued interest thereon of approximately $7.7 million, all of which was due and payable upon demand by Optel, was restructured and (b) Optel agreed to make a $2.5 million revolving credit facility available to the Company. Optel is controlled by Dr. Bryan J. Zwan, the Company’s largest stockholder and chairman of the board of directors. The Credit Agreement was approved by the Company’s board of directors upon the unanimous recommendation of a special committee of the board comprised solely of independent directors.

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by a new secured convertible promissory note in the principal amount of approximately $35.7 million (the “Restated Note”), and the revolving credit facility is evidenced by an additional secured convertible promissory note in the principal amount of $2.5 million (the “New Commitment Note” and, together with the Restated Note, the “Notes”). The Notes bear interest at a rate equal to London Interbank Offered Rate (“LIBOR”) plus 1.0% per annum and are secured by substantially all the Company’s assets pursuant to an amended and restated security agreement. Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010.

With the restructuring of the debt and the addition of the $2.5 million credit facility we plan to expand our sales force and develop new product offerings. We also expect to use the new credit facility for working capital and other general corporate purposes.

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

Our product lines also include the Network Access Agent (NAA) and the Optical Wavelength Manager (OWM). NAAs are unattended, software-controlled, performance monitoring and diagnostic systems permanently installed within optical-based networks, allowing centralized remote network monitoring and management. The OWM is a monitoring system for Dense-Wavelength Division Multiplexing (DWM) networks that remotely monitors up to eight optical fibers providing fast and highly accurate analysis of optical wavelengths for troubleshooting and predictive analysis.

For the year ended, December 31, 2007 we realized an operating profit, which was enabled by cost reductions instituted in 2006 and product improvements. We added multiple licensable features to our product, which are sold separately and provide additional margin, as well as making our products more competitive. Another highlight is the development of the NIC 40G, a portable 40/43Gb SONET/SDH/OTN test system. We improved our operations by implementing a new software system for accounting and manufacturing to provide prediction and control over our material needs.

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

The 40G market is emerging as a result of the increasing demand for bandwidth. Providing a cost-effective path to increase bandwidth without adding additional fiber, several 40G networks have been deployed throughout the world, and significant new deployments are expected in 2008 and 2009. The 40G market is expected to increase at least for the next three to five years at which time reasonably priced 100G and 100GigE products will overtake 40G. All major network equipment vendors are developing 40G transport equipment. The market for 40G test instruments includes equipment manufacturers (for research and development as well as field implementation), network providers and government.

The Digital Lightwave Solution

Digital Lightwave provides products and technologies that are designed to support networking technologies used worldwide. The Company embraces the most advanced networking standards, and has designed its flagship product, the NIC, with a flexible architecture in anticipation of a continual upgrade path as new technologies are developed, standardized and brought to market.

The Company designs and manufactures its products in portable and embedded form factors to serve its varied customer types. Portable products are lightweight, self-contained test instruments that are used for field applications such as network diagnostics, maintenance and troubleshooting. The Company provides the same technologies in a rack-mountable product offering, designed for deployment at key points throughout the network, namely at central offices (CO), data centers, and co-location facilities. The rack-mounted equipment provides for remote monitoring from a centralized network management console residing at the service providers’ Network Operations Center (NOC). Having remotely-deployed equipment allows service providers to monitor and manage their network on a full-time basis, thereby optimizing labor resources and minimizing the time and expense of diagnosis and resolution of network emergencies and repairs.

Digital Lightwave products are also applicable to laboratory and manufacturing applications. Network equipment manufacturers use our products during the research and development phase to ensure new equipment performs to designed specifications and conforms to international standards. Service providers and private network operators use Digital Lightwave products in the laboratory environment to confirm network equipment functionality, compatibility and conformance to international standards. The Company’s products are also used to confirm functionality as part of the manufacturing process for network equipment providers throughout the world.

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

These products are based on modular and scalable hardware and software platforms with a flexible architecture that allow customers to easily upgrade existing systems to accommodate new technologies and thereby preserve the value of their original investment. We are utilizing the core technology within our NIC product line to continue developing portable and embedded products that address the evolving needs of the optical networking industry. Current platforms include:

•

NIC 2.5G®, NIC 10G®, NIC 40G™, NIC NXG™ and NIC GigE™ are small units that accommodate two modules. They offer lightweight portability and ease of use through a 10.4” color touch-screen. NIC 2.5G® NIC 10G® and NIC 40G™ provide SONET/SDH/OTN test capability while NIC GigE™ provides Ethernet test capability. NIC NXG™ supports SONET/SDH in its standard configuration but can be upgraded with Test Options to add Ethernet and other capabilities, providing converged telecom and datacom testing in a single platform.

•

NIC Plus®/NIC Plus NXG® is a larger scalable testing platform that accommodates up to five test modules. The slightly bigger platform offers a 12.1” color touch-screen with the same easy-to-use GUI as the smaller NIC platforms, but provides the space and power for multiple modules or Jitter/Wander measurement capability up to 10Gbps.

•	NIC EP® is an “embedded platform” designed for remotely operated embedded testing. It is mounted in a 19” or 23” equipment rack and accommodates up to 5 test modules.

Available modules include:

•

40/43G Testing Module provides SONET/SDH/OTN test capability at 40Gbps and 43Gbps. The 40/43G Testing Module can be equipped in the small NIC chassis as a NIC 40G. Combined with other modules in the NIC Plus or NIC EP chassis, a single unit can support testing from 1.5Mbps to 43Gbps including SONET, SDH, OTN, PDH, T-Carrier and Ethernet for an all-in-one telecom and datacom solution.

•

Next Generation Optical Multi-rate Module provides SONET/SDH test capability from 52Mbps to 2.5Gbps, with options for 10Gbps, ATM, ODU Multiplexing, Virtual Concatenation (VCAT), Generic Framing Procedure (GFP), Link Adjustment Scheme (LCAS), Optical Transport Network (OTN), GigE, 10GigE LAN and WAN and 10GigE with Forward Error Correction (FEC).

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

•

High Density Ethernet Module provides simultaneous and independent testing for four optical GigE ports and eight electrical 10/100/1000 BaseT ports. It is available with a 10GigE LAN/WAN and Fiber Channel test options.

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

Sales of Network Installation and Maintenance Products generated approximately 74%, 68% and 68% of our net sales for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Customers

Since inception and through December 31, 2007, the Company sold over 6,300 NICs and over 130 NAAs to over 520 customers. The Company sold 84 OWMs since October 2002. The Company’s products are purchased and used by domestic and international customers in the following industry segments:

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

For the year ended December 31, 2007, one customer accounted for approximately 11% of net sales. For the year ended December 31, 2006, two customers accounted for, in the aggregate, approximately 27% of net sales. For the year ended December 31, 2005, three customers accounted for, in the aggregate, approximately 32% of net sales. No other customer accounted for sales of 10% or more during those years.

Sales, Marketing and Customer Support

Sales

The Company primarily sells its products in the United States through a direct sales force to telecommunications service providers and network equipment manufacturers. Sales of our products have tended to be concentrated with a few major customers, and we expect sales will continue to be concentrated with a few major customers in the future. In the third quarter of 2005, the Company opened a direct sales office in Dubai, managed by our Vice President of International Sales, to facilitate the Company’s growing market penetration of the Middle East, India and Far East markets. Our sales channels consist of a combination of direct salespeople, manufacturer representatives and distributors.

Marketing

The Company focuses its marketing efforts on equipment manufacturers and services providers developing and deploying high-speed fiber-optic networks. The Company seeks to build awareness of its products through a variety of marketing channels and methodologies, including industry trade shows, conferences, advertising in trade publications and internet-based marketing activities to targeted customers and association groups.

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

Production

The Company’s NIC and NAA products are currently produced in Clearwater, Florida. The Company subcontracts the manufacture of computer systems, boards, plastic molds and metal chassis and certain subassemblies and components for the NIC and NAA products. The Company performs final assembly and programs the products with our software. The Company implements strict quality control procedures throughout each stage of the manufacturing process and test the boards and subassemblies at various stages in the process, including final test and qualification of the product. The Company also obtains other equipment manufacturers’ products for resale to customers. The Company’s OWM product is manufactured by a European manufacturer according to Company specifications.

Engineering and Development

The Company has organized its engineering and development efforts into product or project teams. These teams are organized around the development of a particular product, and each team is responsible for all aspects of the development of that product and any enhanced features or upgrades.

During fiscal years 2007, 2006, and 2005, the Company spent approximately $2.0 million, $4.5 million, and $7.8 million, respectively, on engineering and development activities.

Intellectual Property

As of March 14, 2008, we had eleven issued patents, including five issued patents in the United States relating to the NIC and NAA technology, and six issued patents relating to the DWDM technology.

Seasonality

Our sales are generally seasonal with the largest portion of quarterly sales tied to telecommunications industry purchasing patterns and tend to decrease during the first calendar quarter of each year.

International

The Company sells its products in domestic and international markets. Our domestic sales represented approximately 68%, 72%, and 64% of our net sales for the years ending 2007, 2006, and 2005, respectively. The Company’s international sales represented approximately 32%, 28% and 36% total net sales for the years ended 2007, 2006, and 2005, respectively.

Employees

As of March 14, 2008, we employed a full-time staff of 38 employees. None of the Company’s employees are represented by labor unions, and we believe our relations with our employees are good.

Item 1A.	Risk Factors

Our business is subject to various risks, including those described below. You should carefully consider the following risks, together with all of the other information included in this document before deciding to invest in our securities. Any of these risks could materially adversely affect our business, operating results and financial condition.

Beginning in the third quarter of 2001 and continuing through December 31, 2007, we incurred combined net losses of $166.5 million. For the years ended December 31, 2007 and 2006, we reported net losses of approximately $2.6 million and $14.5 million, respectively, and cash flows used by operations of $1.4 million and $7.9 million, respectively. We anticipate that our net operating losses may continue in fiscal year 2008. Management has taken actions to reduce operating expenses and capital expenditures, including restructuring operations to more closely align operating costs with net sales.

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

Our NIC and NAA products are currently produced in Clearwater, Florida. We subcontract the manufacturing of computer systems, boards, plastic molds and metal chassis and certain subassemblies and components for the NIC and NAA products. We perform final assembly and program the products with our software. We implement strict quality control procedures throughout each stage of the manufacturing process and test the boards and subassemblies at various stages in the process, including final test and qualification of the product. Effective as of January 31, 2005, we entered into a letter of agreement with MC Test Service, Inc. of Melbourne, Florida, to provide our subcontract manufacturing services. In the future, any failure to maintain our agreements with MC Test Service or enter into a substitute manufacturing agreement in a timely fashion could interrupt our operations and adversely impact our ability to manufacture our products, book sales and fulfill customer orders.

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

As our technology has evolved, we rely less and less on application specific integrated circuits and more on programmable logic from major vendors. This approach has lessened our dependence on devices that may become obsolete, as well as allowing us to move the technology forward into new designs and lower cost parts. On our newer designs we have also utilized industry standard pluggable optical transponders that are available from multiple vendors. Nonetheless, we continually monitor end-of-life notices and perform last time buys or redesign as needed.

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

As of March 14, 2008, Dr. Bryan J. Zwan, our chairman of the board, beneficially owned 232,722,523 shares of our common stock, which represented approximately 91.1% of our outstanding common stock as of that date. As the beneficial holder of over 90% of the common stock of the Company, Dr. Zwan has substantial control over matters to be determined by the stockholders of the Company, which control may be exercised in a manner adverse to the interests of other stockholders of the Company.

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

There are several risks inherent in our efforts to transition to a reduced cost structure, including, but not limited to, the risk that we will not be able to sustain our cost structure at a level necessary to restore profitability, resulting in the need for further restructuring initiatives that would entail additional charges and the risk that our ability to effectively develop and market products and remain competitive in the industries in which we compete could be impaired. Our cost-cutting measures could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if the demand for our products increases, limiting our ability to maintain and update information systems and limiting our ability to hire and retain key personnel. These circumstances could have a material adverse effect on our business, financial condition and results of operations.

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

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. For the fiscal year ended December 31, 2007, net sales from international customers represented approximately 32% of our total net sales for that period. We anticipate that net sales from international customers will continue to represent a significant portion of our total net sales. In addition, many of our new distributors and service and sales personnel are increasingly located outside the U.S. Accordingly, our future results could be harmed by a variety of factors, including:

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

We shipped our first product, the NIC, in February 1996, and we have shipped in excess of 6,300 units. However, we have experienced limited product shipments with respect to our NAA and OWM products. In addition, we have incurred substantial costs, including costs to:

•	develop and enhance our technology and products;

•	develop our engineering, production and quality assurance operations;

•	recruit and train sales, marketing and customer service groups;

•	build administrative and operational support organizations; and

•	establish international sales channels and strengthen existing domestic sales channels.

Our net losses totaled approximately $2.6 million and $14.5 million for the years ended December 31, 2007 and 2006, respectively. We anticipate that our net losses may continue in fiscal year 2008 due primarily to interest expense and costs associated with the introduction of new products and technologies.

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

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial

Accounting Standards Board No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more-likely-than-not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of December 31, 2007. There is a possibility that a limitation on the Company’s net operating loss carryforwards may have come into effect under Section 382 of the Internal Revenue Code as a result of cumulative stock ownership changes. As of December 31, 2007, the impact of such a limitation has no impact on the accompanying financial statements since all net operating losses have a full valuation allowance; however, such a limitation could impact substantially the reported gross asset related to the net operating loss carryforwards.

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

In the normal course of business, we engage in discussions with third parties relating to possible acquisitions, mergers, strategic alliances, joint ventures and divestitures. As part of our business strategy, we completed two asset acquisitions during 2002. Acquisition transactions are accompanied by a number of risks, including:

•	use of significant amounts of cash;

•	incurrence of debt on potentially unfavorable terms as well as amortization expenses related to certain intangible assets;

•	potentially dilutive issuances of equity securities on potentially unfavorable terms; and

•	the possibility that we may pay too much cash or issue too much of our stock as consideration for an acquisition relative to the economic benefits that we ultimately derive from such acquisition.

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

We believe that the principal competitors for our Network Installation and Maintenance Products are Anritsu, EXFO Electro-Optical Engineering, Inc., JDSU, and Sunrise Telecom. We believe the principal competitors for our Network Management System are Agilent, EXFO, and Spirent. Many of our competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources. In addition, a number of these competitors have long-established relationships with our customers and potential customers. We expect that competition will increase in the future and that new competitors will enter the market for most, if not all, of the products we currently do and will offer. Increased competition could reduce our profit margins and cause us to lose, or prevent us from gaining, market share. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on a limited number of major customers and a decrease in orders from any major customer could decrease our net sales.

For the year ended December 31, 2007, one customer accounted for approximately 11% of net sales. For the year ended December 31, 2006, two customers accounted for, in the aggregate, approximately 27% of net sales. For the year ended December 31, 2005, three customers accounted for, in the aggregate, approximately 32% of net sales. No other customer accounted for sales of 10% or more during those years.

Our success depends on our ability to broaden our customer base to increase the level of sales. None of our customers have a written agreement with us that obligates them to purchase additional products from us. If one or more of our major customers decide not to purchase additional products or cancels orders previously placed, our net sales could decrease which could have a material adverse effect on our business, financial condition and results of operations.

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

Our success and our ability to compete depend upon our proprietary technology that is protected through a combination of patent, copyright, trade secret and trademark law. As of March 14, 2008, we had eleven issued patents, including five issued patents in the United States relating to the NIC and NAA technology, and six issued patents relating to the DWDM technology. We can make no assurances the patents for which we have applied or intend to apply will be issued or that the steps that we take to protect our technology will be adequate to prevent misappropriation. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Our business strategy includes a plan to continue the increase in net sales in international markets, and the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. In addition, the Company may either license its proprietary rights to third parties or license certain technologies from third parties for use in the Company’s products

To further protect our proprietary information, we generally enter into non-disclosure agreements and proprietary information and invention assignment agreements with our employees and suppliers and limit access to, and distribution of, our proprietary information. It may be possible, despite these precautions, for third parties to copy or otherwise obtain and use our technology without authorization.

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

Sales or issuances of a large number of shares of our common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 14, 2008, 255,485,347 shares of our common stock were outstanding. Of these shares, 22,762,824 are eligible for sale in the public market without restriction, including 5,000,000 shares held by an entity controlled by Dr. Zwan, our largest stockholder, that are registered for resale. In addition, entities controlled by Dr. Zwan hold an additional 227,722,523 shares of outstanding common stock. As an “affiliate” of the Company (as defined under Rule 144 of the Securities Act of 1933, as amended), Dr. Zwan may only sell shares of common stock in the public market in compliance with the volume limitations of Rule 144 or pursuant to an effective registration statement.

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

None.

Item 2.	Properties

Our corporate headquarters and production and shipping facilities are located at 5775 Rio Vista Drive, Clearwater, Florida. We currently lease the building space from Bay Vista TIC. The lease expires in July 2011.

We believe this facility is adequate and suitable for our present and foreseeable business requirements.

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

During the fourth quarter of 2007, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of Common Stock have been quoted on the OTCBB under the symbol “DIGL” since June 8, 2005. Prior to that, the Company’s shares were quoted on the Nasdaq SmallCap Market under the same symbol since September 23, 2004 and prior to that on the Nasdaq National Market, also under the same symbol since February 7, 1997. The following table sets forth the high and low prices of our Common Stock as reported by the Nasdaq National Market, the Nasdaq SmallCap Market and OTCBB, as applicable, during the periods indicated for fiscal years ended December 31, 2007 and 2006. Prices reported by the OTCBB represent the range of high and low bid quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock
	High	Low
2006
1st Quarter	$0.58	$0.21
2nd Quarter	$0.51	$0.25
3rd Quarter	$0.30	$0.24
4th Quarter	$0.23	$0.15
2007
1st Quarter	$0.35	$0.13
2nd Quarter	$0.23	$0.16
3rd Quarter	$0.18	$0.09
4th Quarter	$0.15	$0.07

On March 14, 2008, the last sale price of the Company’s Common Stock was $0.10 per share. As of March 14, 2008, there were approximately 625 holders of record of the Company’s Common Stock.

2007 Equity Compensation Table

The following table provides information as of December 31, 2007 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

	Column(a)	Column(b)	Column(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	2,481,291	$1.56	9,628,214
Equity compensation plans not approved by security holders	—	$—	—
Total	2,481,291	$1.56	9,628,214

Stock Performance Graph

The following performance graph represents the cumulative total shareholder return for the period December 31, 2002 to December 31, 2007, for our common stock, as compared to the NASDAQ Total Return Index and the NASDAQ Non-Financial Index. The graph assumes that $100.00 was invested in our common stock and in each index on December 31, 2002. Although we have not declared a dividend on our common stock, the total return for each index assumes the reinvestment of dividends.

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

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2007 and 2006, there were no sales of unregistered securities, except for those disclosed in a previously filed Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

	For the Years Ended December 31
	2007		2006	2005		2004		2003
Consolidated Statement of Operations Data:
Net sales	$12,058		$10,481	$12,882		$13,739		$7,514
Gross profit (loss)	5,940		2,326	1,872		1,097	(1)	(9,450)	(2)
Operating expenses:
Engineering and development	2,024		4,509	7,752		5,133		5,535
Sales and marketing	2,338		3,011	5,774		6,113		8,033
General and administrative	1,121		3,510	3,461		3,932		7,527
Restructuring charge	—		—	—		40	(3)	744	(3)
(Gain) on sale of property and equipment	(265)
Impairment of long-lived assets	19	(4)	—	3,369	(4)	322	(4)	3,302	(4)

Total operating expenses	5,237		11,030	20,356		15,540		25,141

Income (loss) from operations	703		(8,704)	(18,484)		(14,443)		(34,591)
Other income (loss)	(3,254)		(5,784)	(2,609)		1,565		2,175

Net loss	(2,551)		$(14,488)	$(21,093)		$(12,878)		$(32,416)

Basic and diluted net loss per share(5)	$0.01		$(0.41)	$(0.60)		$(0.39)		$(1.03)

Weighted average common and common equivalent shares outstanding	253,661,021		35,228,948	35,094,986		33,065,582		31,489,642
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12		$425	$499		$809		$312
Working capital (deficit)	$4,648		$(62,857)	$(48,789)		$(31,920)		$(25,930)
Total assets	$7,111		$6,031	$8,314		$12,554		$17,924
Total long-term liabilities	$35,152		$239	$438		$265		$517
Stockholders’ equity (deficit)	$(30,300)		$(62,878)	$(49,190)		$(29,146)		$(21,140)

(1)	Includes the benefit of $800,000 resulting from settlement with Jabil Circuit, Inc., offset by a $617,000 inventory adjustment and a charge of $1.3 million for excess and obsolete inventory for the year ending December 31, 2004.
(2)	Includes a charge of $4.0 million for the year ended December 31, 2003 for obsolete inventory and approximately $4.0 million for inventory claims for inventory held at Jabil.
(3)	Includes restructuring expense of $40,000 and $700,000 for fiscal years ended December 31, 2004 and 2003, respectively.
(4)	Includes an impairment charge for long-lived assets of $19,000, $3.4 million, $322,000, and $3.3 million, for the years ended December 31, 2007, December 31, 2005, December 31, 2004, and December 31, 2003, respectively. The impairments are a result of the carrying value of property and equipment and other long-lived assets being in excess of the estimated fair value of such assets as described in Note 1 of the Consolidated Financial Statements—“Summary of Significant Accounting Policies.”
(5)	Incremental shares for common stock equivalents are not included in the loss per share calculations due to the anti–dilutive effect.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Primarily as a result of product improvements and our prior operational restructuring initiatives, we earned an operating profit for the year ended December 31, 2007. However, our results of operations for the year reflected a net loss, primarily due to the interest on our loans payable to Optel. Excluding interest during fiscal year 2007, we were able to meet our current liabilities from net sales generated from operations.

On April 4, 2008, the Company and Optel entered into a Credit and Restructuring Agreement (the “Credit Agreement”) pursuant to which (a) the Company’s existing indebtedness owed to Optel, consisting of approximately $28.0 million of principal, that bore interest at 10% per annum, and accrued interest thereon of approximately $7.7 million, all of which was due and payable upon demand by Optel, was restructured and (b) Optel agreed to make a $2.5 million revolving credit facility available to the Company. The Credit Agreement was approved by the Company’s board of directors upon the unanimous recommendation of a special committee of the board comprised solely of independent directors.

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by a new secured convertible promissory note in the principal amount of approximately $35.7 million (the “Restated Note”), and the revolving credit facility is evidenced by an additional secured convertible promissory note in the principal amount of $2.5 million (the “New Commitment Note” and, together with the Restated Note, the “Notes”). The Notes bear interest at a rate equal to LIBOR plus 1.0% per annum and are secured by substantially all the Company’s assets pursuant to an amended and restated security agreement. Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010.

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

Sales of our products have tended to be concentrated with a few major customers and we expect sales will continue to be concentrated with a few major customers in the future. For the year ended December 31, 2007, one customer accounted for approximately 11% of net sales. For the year ended December 31, 2006, two customers accounted for, in the aggregate, approximately 27% of net sales. For the year ended December 31, 2005, three customers accounted for, in the aggregate, approximately 32% of net sales. No other customer accounted for sales of 10% or more during those years.

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

To maintain our market share, we are focused on maintaining technological leadership with our product lines and expanding our sales network to identify emerging opportunities and improve our account presence. During fiscal years 2005 through 2007, we expanded our international presence through the use of local distributors in Europe, Asia and the Middle East, while maintaining strong relationships with important domestic customers. Technologically, we continue to develop new applications for our installed product base to be realized with the use of new modular add-ons and enhancements to meet the growing needs of global high-speed data service requirements. During fiscal years 2006 and 2007, we broadened our product offering and capabilities with the following important new products and enhancements:

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

•	10 Gbps Ethernet functionality test option added to the NGMR module, enables Ethernet testing at 10Gbps LAN+WAN in the same module that supports SONET/SDH/OTN.

•	10 Gbps Ethernet FEC test option added to the NGMR module, enabling the testing of Ethernet traffic embedded in OTN OTU-2 signal.

•	ODU-1 to ODU-2 multiplexing test option added to NGMR module, enables the testing of multiplexing/de-multiplexing four ODU-1 streams into a single ODU-2. This was an industry first.

•	Introduction of NextGen SONET/SDH test options for the NGMR, including VCAT (Virtual Concatenation), LCAS (Link Capacity Adjustment Scheme) and GFP (Generic Framing Procedure)

Fiscal Year 2007

•	Introduction of Gigabit Ethernet Test Option to NGMR, enabling Ethernet testing at 1Gbps in the same module that supports SONET/SDH/OTN.

•	Introduction of GFP into OTN Test Option to NGMR, enabling NextGen GFP mapping direct to Optical Transport Network (OTN) rates.

•	Began development of 40/43Gbps testing module for NIC platform.

•	Introduction of Fiber Channel Test Option on High-Density Ethernet Module, enabling Fiber Channel testing application for Storage Area Network (SAN) applications.

•	Introduced NXG Series (NIC NXG and NIC Plus NXG), to highlight the capabilities of the Next Generation Multi-Rate (NGMR) module.

We believe that these product enhancements will further complement our product portfolio and enable us to offer a broader range of products to our global customers.

Critical Accounting Policies

We believe that estimating valuation allowances and accrued liabilities are critical in the portrayal of our financial condition and results of operations and they require difficult, subjective and complex judgments that are often the results of estimates that are inherently uncertain. Specifically, we believe the following estimates to be critical:

•	sales returns and other allowances;

•	reserve for uncollectible accounts;

•	reserve for excess and obsolete inventory;

•	assessments of uncertain tax positions;

•	impairment of long-lived assets;

•	deferred tax valuation allowance;

•	warranty reserve; and

•	pending litigation.

We make significant judgments and estimates and assumptions in connection with establishing the above-mentioned valuation allowances. If we made different judgments or used different estimates or assumptions for establishing such amounts, it is likely that the amount and timing of our revenue or operating expenses for any period would be materially different.

We derive our revenues principally from product sales. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of December 31, 2007 was approximately $54,000.

We also estimate the collectibility of our accounts receivable. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of December 31, 2007 was $3.9 million, net of our estimated reserve for uncollectible accounts of approximately $77,000.

We estimate the amount of excess and obsolete inventory. We consider many factors when making our estimates, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $2.8 million as of December 31, 2007, net of our estimated reserve for excess and obsolete inventory of approximately $13.9 million. Annually, we assess the utility of our inventory and determine the potential disposition of any obsolete items.

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more-likely-than-not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of December 31, 2007. There is a possibility that a limitation on the Company’s net operating loss carryforwards may have come into effect under Section 382 of the Internal Revenue Code as a result of cumulative stock ownership changes. As of December 31, 2007, the impact of such a limitation has no impact on the accompanying financial statements since all net operating losses have a full valuation allowance; however, such a limitation could impact substantially the reported gross asset related to the net operating loss carryforwards.

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that indicate whether carrying amounts of long-lived assets may not be recoverable. These events and circumstances include decrease in market price of a long-lived asset, change in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize impairment when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. We could be required to take an additional impairment charge in the future should our actual cash flows be less than forecasted. During the year ended December 31, 2007, a review of the carrying value of our long-lived assets and the probability of recovering such value indicated a $19,000 impairment charge was required.

We recognize deferred tax liabilities and assets for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the consolidated financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We provide for a valuation allowance for the deferred tax assets when we conclude that it is more likely than not that the deferred tax assets will not be realized.

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of December 31, 2007 was approximately $471,000.

We estimate the amount of liability the Company may incur as a result of pending litigation. As of December 31, 2007, we are not aware of any pending litigation, claims or assessments. Accordingly, there is no accrual for pending litigation at December 31, 2007.

Results of Operations

The following table sets forth certain financial data expressed as a percentage of net sales.

	Year Ended December 31,
	2007	2006	2005
Net sales	100%	100%	100%
Cost of goods sold	51	78	85

Gross profit	49	22	15
Operating expenses:
Engineering and development	17	43	60
Sales and marketing	19	29	45
General and administrative	9	33	27
Gain on sale of property and equipment	(2)	—	—
Impairment of long-lived assets	—	—	26

Total operating expenses	43	105	158

Operating income (loss)	6	(83)	(143)
Interest income	—	—	—
Interest expense	(26)	(55)	(32)
Other income (expense),net	(1)	—	11

Loss before income taxes	(21)	(138)	(164)

Net income (loss)	(21)%	(138)%	(164)%

—	Represents less than 1% of net sales.

Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

Net Sales

Net sales for the year ended December 31, 2007, increased by $1.6 million, or 15%, to $12.1 million from $10.5 million for the year ended December 31, 2006. Sales to repeat customers for the year represented approximately 96% of sales, or $11.6 million, as compared to approximately 86% of sales, or $9.0, million for 2006. During 2007, the Company shipped 300 total NIC and NAA units as compared to 200 units for the year ended December 31, 2006. The increase in net sales was a result of enforcement of a higher margin policy for all sales.

International sales for the year ended December 31, 2007, as a percentage of net sales, increased from 28% to 32% of net sales. For the year ended December 31, 2007, international sales increased by $1.1 million or 39% to $3.9 million from $2.8 million over the prior year.

Cost of Goods Sold

Cost of goods sold includes direct material costs and the costs of material purchased from third-party manufacturers as well as labor and overhead for production and service. Cost of goods sold for the year ended December 31, 2007 decreased by $2.1 million, or 26%, to $6.1 million as compared to $8.2 million for the year ended December 31, 2006. The decrease in cost of goods sold was due to providing licensed high end features that do not require an additional hardware expense.

Gross Profit

Gross profit for the year ended December 31, 2007, improved to $5.9 million from $2.3 million for the year ended December 31, 2006. Gross margins for the years ended December 31, 2007 and 2006 were approximately 49% and 22%, respectively. The increase in gross profit is attributable to the decrease in cost of goods sold directly resulting from offering higher end features earlier than most competitors and providing those features without additional hardware expense.

Engineering and Development

Engineering and development expenses principally include salaries for engineering, development and certain operations personnel, outside consulting fees and other development expenses. Engineering and development expenses for the year ended December 31, 2007, decreased by $2.5 million to $2.0 million, or 17% of net sales, from $4.5 million, or 43% of net sales, for the year ended December 31, 2006. The decrease reflects the decrease in staff during 2006.

Sales and Marketing

Sales and marketing expenses principally include salaries for sales, commissions, travel, tradeshows, promotional materials and warranty expenses. Sales and marketing expenses for the year ended December 31, 2007, decreased by $700,000 to $2.3 million, or 19% of net sales, from $3.0 million, or 29% of net sales, for the year ended December 31, 2006. The decrease was primarily attributable to the decreases in sales staff and travel expenses.

General and Administrative

General and administrative expenses principally include salaries, other compensation, professional fees, facility rentals, and information systems related to general management functions. General and administrative expenses for the year ended December 31, 2007, decreased by $2.4 million to $1.1 million, or 9% of net sales, from $3.5 million, or 33% of net sales, for the year ended December 31, 2006. This decrease was primarily a result of the 2006 expense of $2.1 million in termination fees resulting from the Company’s execution and delivery of the expiration agreement for the property located at 15550 Lightwave Drive, Clearwater, Florida. General and administrative expenses also decreased due to lower professional service fees, facility rentals and a reduction in the general and administrative workforce.

Impairment of Property and Equipment

During the fiscal year ended December 31, 2007, the Company incurred a non-cash impairment charge of $19,000. During the fiscal year ended December 31, 2006, the Company did not incur a non-cash impairment charge.

Other Income (Expense)

Other expense for the year ended December 31, 2007, decreased by $2.5 million to $3.3 million from $5.8 million of other expense in the year ended December 31, 2006. The decrease was primarily attributable to lower interest expense on the outstanding debt owed to Optel resulting from the conversion that occurred in January 2007, offset by smaller amounts of current year borrowings.

Provision for Income Taxes

No provision for income taxes was made for the years ended December 31, 2007 and 2006 due to the Company’s expected annual net losses. Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief it is more likely than not that future tax benefits will not be realized as a result of future income.

Net Loss

For the reasons discussed above, net loss for the year ended December 31, 2007, was $2.6 million, or $0.01 per basic and diluted share, a decrease of approximately $12.0 million, from a net loss of $14.5 million, or $0.41 per basic and diluted share, for the year ended December 31, 2006.

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

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2006 decreased by $2.8 million, or 25%, to $8.2 million as compared to $11.0 million for the year ended December 31, 2005. The decrease in cost of goods sold was due to lower overall sales and the percentage decrease was the result of enforcement of higher margin policy for all sales.

Gross Profit

Gross profit for the year ended December 31, 2006, improved to $2.3 million from $1.9 million for the year ended December 31, 2005. Gross margins for the years ended December 31, 2006 and 2005 were approximately 22% and 15%, respectively. The increase in gross profit is attributable to the enforcement of higher margin policy for all sales.

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

Impairment of Property and Equipment

During the fiscal year ended December 31, 2006, the Company did not incur a non-cash impairment charge. For fiscal year ended December 31, 2005, the Company recorded a total non-cash impairment charge for the remaining balance of its long-lived assets, which included $3.2 million and $200,000 on its property and equipment and other assets, respectively. (See Note 1 to the Consolidated Financial Statements—Summary of Significant Accounting Policies)

Other Income (Expense)

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

Liquidity and Capital Resources

On April 4, 2008, the Company and Optel entered into a Credit and Restructuring Agreement (the “Credit Agreement”) pursuant to which (a) the Company’s existing indebtedness owed to Optel, consisting of approximately $28.0 million of principal, that bore interest at 10% per annum, and accrued interest thereon of approximately $7.7 million, all of which was due and payable upon demand by Optel, was restructured and (b) Optel agreed to make a $2.5 million revolving credit facility available to the Company.

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by a new secured convertible promissory note in the principal amount of approximately $35.7 million (the “Restated Note”), and the revolving credit facility is evidenced by an additional secured convertible promissory note in the principal amount of $2.5 million (the “New Commitment Note and, together with the Restated Note, the “Notes”). The Notes bear interest at a rate equal to LIBOR plus 1.0% per annum and are secured by substantially all the Company’s assets pursuant to an amended and restated security agreement. Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010.

All the indebtedness evidenced by the Notes is convertible into common stock of the Company at the option of Optel at any time following approval of the conversion feature by the disinterested stockholders (as described below) at a conversion price based on the average trading price of the stock during the five-day period preceding the date of any conversion. The Company and Optel have made it a condition to the indebtedness evidenced by the Notes becoming convertible, that the conversion feature be approved by the holders of a majority of the outstanding shares of common stock of the Company who are not affiliated with Optel or any of its affiliates at the Company’s 2009 annual meeting of stockholders. If such holders do not approve the conversion feature, the outstanding debt and accrued interest would immediately become due and payable in full upon demand by Optel at any time after the stockholders’ meeting.

Pursuant to a Registration Rights Agreement entered into in connection with the Credit Agreement, the Company has agreed to file, upon written demand by Optel, a registration statement covering the resale by Optel of the shares of common stock issuable upon conversion of the Notes.

As of December 31, 2007, the Company’s unrestricted cash and cash equivalents were approximately $12,000, a decrease of $413,000 from December 31, 2006. As of December 31, 2007, the Company’s working capital was approximately $4.6 million as compared to a working capital deficit of $62.9 million as of December 31, 2006. During 2007, we incurred a net loss of $2.6 million and cash flows used by operations of $1.4 million. In 2006, we incurred a net loss of $14.5 million and cash flows used by operations of $7.9 million. We had an accumulated deficit of $153.4 million as of December 31, 2007.

Beginning in the third quarter of 2001 and continuing through December 31, 2007, the Company has incurred combined net losses of $166.5 million. The Company may continue to incur net losses in fiscal year 2008. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues.

On May 15, 2006, Optel established an irrevocable letter of credit in the amount of approximately $278,339 on the Company’s behalf and naming Highwoods/Florida Holdings, L.P., the Company’s landlord, as beneficiary. The letter of credit expires July 31, 2011.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2007, was $1.4 million. This was primarily attributable to the net loss in 2007 of $2.6 million. The decrease in accounts payable and accrued expenses totaled approximately $5.4 million. This decrease resulted primarily from the net of the conversion of $7.75 million of accrued interest to stock, payback of accrued interest of $325,000, accrued but unpaid interest expenses of $3.2 million and a decrease in unpaid trade accounts payable of $447,000. The increase of on-hand inventory used operating cash of $111,000. A decrease in prepaid expenses and other assets provided operating cash of $104,000. Accounts receivable used operating cash of approximately $1.5 million on net sales of approximately $12.1 million, as cash collections outpaced new customer billings.

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

Investing Activities

Investing activities provided a net of $246,000 during the year ended December 31, 2007 due to sales of property and equipment. No investing activities took place in 2006. Net cash used in investing activities was approximately $262,000 for the year ended December 31, 2005. This was primarily the result of the purchase of property and equipment to further the development of technologies and corresponding new products.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2007 of $783,000 was a result of $1.06 million additional financing provided by Optel, LLC and Optel Capital, LLC (see Note 9 to the Consolidated Financial Statements—Related Party Transactions). On February 5, 2008 the Company paid one note in full totaling $230,000 plus interest and on February 19, 2008 made partial payment on a second note of $300,000 plus interest.

Net cash provided by financing activities for the year ended December 31, 2006 of $7.9 million was principally a result of $7.9 million additional financing provided by Optel, LLC and Optel Capital, LLC (see Note 9 to the Consolidated Financial Statements—Related Party Transactions).

Net cash provided by financing activities for the year ended December 31, 2005 of $13.5 million was principally a result of $15.4 million additional financing provided by Optel, LLC and Optel Capital, LLC (see Note 9 to the Consolidated Financial Statements—Related Party Transactions) offset by payments of $1.9 million made on notes payable to Jabil in conjunction with scheduled payments and the Settlement Agreement (See Note 2 to the Consolidated Financial Statements—Inventories). The proceeds provided by Optel’s financing were used to fund the operating losses.

Legal Proceedings

As of the date of this report, the Company is not aware of any pending litigation, claims or assessments that would have a material adverse effect on the Company’s business, financial condition and results of operations. (See Note 12 to the Consolidated Financial Statements—Legal Proceedings)

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 creates a fair value hierarchy, which prioritizes the inputs that should be used in determining fair value. Under this pronouncement, companies must provide disclosures containing relevant information in the financial statements, allowing users to assess inputs used to measure fair value, as well as the effect of those measurements on earnings for the periods presented, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS 157 on their financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of Statement of Financial Accounting Standards Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS 159 on its financial position.

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2007, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Other Material Commitments

The Company’s contractual cash obligations as of December 31, 2007 are summarized (in thousands) in the table below.

Contractual Cash Obligations	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Notes Payable—Related Party(1)	$28,475	$530	$27,945	$—	$—
Interest Payable—Related Party(1)	6,852	—	6,852	—	—
Operating leases	1,024	272	577	175	—
Non-cancelable purchase orders(2)	1,121	1,121	—	—	—

Total contractual cash obligations	$37,472	$1,923	$35,374	$175	$—

(1)	See Note 6 to the Consolidated Financial Statements—Notes Payable, Line of Credit and Letter of Credit
(2)	Reflects non-cancelable inventory purchase orders.

Trends and Uncertainties

During 2007, the telecommunications industry continued to experience moderate growth. This recovery follows a period from 2001 to 2005 where the economy in general and the telecommunications industry specifically experienced a significant downturn. While there can be no assurance of the continuation of the current positive trends in the economy and in the telecom industry, we see the recovery in the telecommunications sector and fiber optic test equipment market continuing in the near term.

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

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2007, (1) our disclosure controls and procedures are not sufficiently effective pursuant to the requirements of the Sarbanes-Oxley Act of 2002 for companies our size, (2) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and (3) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has commenced an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have not completed the testing and assessment of all of the items required by Section 404 of the Sarbanes-Oxley Act of 2002. However, we have identified the following material weaknesses in our internal control over financial reporting based on the procedures completed and findings to date: (i) insufficient controls over the application of generally accepted accounting principles with respect to accounting for reporting of inventory usage, (ii) insufficient personnel resources within the accounting function to resolve non-routine or complex accounting matters, and (iii) insufficient controls over and review of the quarterly and year-end financial statement close and review process. We currently are unable to determine whether any of the material weaknesses identified will be remediated by the end of our first quarter of fiscal 2008 and may be required to report in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2008 or in subsequent reports filed with the Securities and Exchange Commission that material weaknesses in our internal controls continue to exist. Based on our evaluation to date, we do not believe that these material weaknesses materially impacted the financial information for prior periods. Accordingly, we currently do not expect that we will be required to restate our financial statements for any prior periods.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this Annual Report on Form 10-K.

Remediation

Prior to the identification of such material weaknesses we had already undertaken a number of steps to design and implement more effective internal controls, including: (i) retention of a consultant to assist in the establishment, documentation and testing of internal controls, (ii) monthly and quarterly cycle counts to ensure accurate inventory usage on active inventory, (iii) implementation of a new accounting system to automate inventory usage reporting, (iv) increased staff training on the application of accounting pronouncements, and (v) documentation and improvement of procedures for the financial statement close process.

We are continuing our review and steps to improve internal control over financial reporting and intend to undertake all actions necessary to remediate any material weaknesses in internal controls, as well as deficiencies and significant deficiencies that may be identified. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this Item will be set forth in the Proxy Statement for the Company’s annual meeting of stockholders to be held on May 20, 2008, (the “Proxy Statement”), which information is hereby incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements. See the Consolidated Financial Statements included with this report, the index to which is set forth on page F-1.

2.	Financial Statement Schedules. See the last page of the Consolidated Financial Statements.

3.	Exhibits. The following sets forth a list of the exhibits required by Item 601 of Regulation S-K and Item 15(b) of this form:

Exhibit No.	Ref.		Description

3.1	(1)	-	Certificate of Incorporation of the Company.

3.2	(2)	-	Amendment to Certificate of Incorporation of the Company dated June 21, 2002.

3.3	(2)	-	Amended and Restated By-laws of the Company dated June 21,2002.

3.4	(4)	-	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

4.1	(1)	-	Specimen Certificate for the Common Stock.

10.1	(1)*	-	Form of Indemnification Agreement between the Company and officers and directors of the Company.

10.2	(1)	-	Digital Lightwave, Inc. 1996 Stock Option Plan.

10.3	(3)*	-	Amendment to 1997 Employee Stock Purchase Plan.

10.4	(4)*	-	Amended and Restated 2001 Stock Option Plan.

10.5	(4)*	-	Severance Agreement between Digital Lightwave, Inc. and James R. Green dated February 15, 2005.

10.6	(5)	-	Lease Expiration Agreement between Digital Lightwave, Inc. and Lightwave Drive, L.L.C., dated as of May 1, 2006 (executed May 15, 2006).

10.7	(5)	-	Service Center Building Lease between Digital Lightwave, Inc and Florida Holdings, L.P dated May 15, 2006.

10.8	(5)	-	Fowler Distribution Center Lease between Digital Lightwave, Inc. and Fowler DC, LLC. dated May 16, 2006.

10.9	(6)	-	Credit and Restructuring Agreement, between the Digital Lightwave, Inc. and Optel Capital, LLC. dated April 4, 2008

10.10	(6)	-	Secured Convertible Promissory Noted (Restated Noted), issued by Digital Lightwave, Inc. to Optel. Capital, LLC dated April 4, 2008

10.11	(6)	-	Secured Convertible Promissory Noted (New Commitment Loans) issued by Digital Lighwave, Inc. to Optel Captial, LLC dated April 4, 2008,

10.12	(6)	-	Amended and Restated Security Agreement, between Digital Lightwave, Inc. and Optel Capital, LLC dated April 4, 2008.

10.13	(6)	-	Registration Rights Agreement, between Digital Lightwave, Inc. and Optel Capital, LLC. dated April 4, 2008

Exhibit No.	Ref.		Description

23.1	+	-	Consent of Grant Thornton LLP.

24.1	+	-	Power of Attorney (included as part of signature page)

31.1	+	-	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	-	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	-	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
+	Filed with this report.
(1)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Registration Statement on Form S-1, File No. 333-09457, declared effective by the Securities and Exchange Commission on February 5, 1997.
(2)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 10-Q for the quarter ended March 31, 2002.
(3)	Incorporated by reference to Appendix B to the registrant’s Proxy Statement file April 22, 2002 for the 2002 Annual Meeting of Stockholders held on May 20, 2002.
(4)	Incorporated by reference to Appendix A to the registrant’s Proxy Statement filed January 4, 2005, for a Special Meeting of Stockholders held on February 10, 2005.
(5)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on May 18, 2006.
(6)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on April 10, 2008.

(b)	Exhibits. The exhibits listed in Item 15(a)(3) above are filed as part of, or incorporated by reference into, this report.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL LIGHTWAVE, INC.

By:	/s/ KENNETH T. MYERS
Kenneth T. Myers President and Chief Executive Officer

Date: April 14, 2008

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

NAME	TITLE	DATE

/S/ KENNETH T. MYERS Kenneth T. Myers	President and Chief Executive Officer (Principal Executive Officer)	April 14, 2008

/S/ KENNETH T. MYERS Kenneth T. Myers	Interim Chief Accounting Officer (Principal Accounting Officer)	April 14, 2008

/S/ DR. BRYAN J. ZWAN Dr. Bryan J. Zwan	Chairman of the Board	April 14, 2008

/S/ PETER H. COLLINS Peter H. Collins	Director	April 14, 2008

/S/ GERALD A. FALLON Gerald A. Fallon	Director	April 14, 2008

/S/ ROBERT F. HUSSEY Robert F. Hussey	Director	April 14, 2008

/S/ ROBERT MOREYRA Robert Moreyra	Director	April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Digital Lightwave, Inc.

We have audited the accompanying consolidated balance sheets of Digital Lightwave, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Lightwave, Inc. and subsidiaries as of December 31, 2007, and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement N. 109, effective January 1, 2007.

/s/    GRANT THORNTON LLP

Tampa, Florida

April 14, 2008

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash	$12	$425
Accounts receivable, less reserve for uncollectible accounts of $77 and $84 in 2007 and 2006, respectively	3,871	2,385
Inventories, net	2,840	2,729
Prepaid expenses and other current assets	184	274

Total current assets	6,907	5,813
Property and equipment, net	—	—
Other assets, net	204	218

Total assets	$7,111	$6,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,729	$13,975
Current portion of notes payable to related party	530	54,645
Notes payable	—	50

Total current liabilities	2,259	68,670
Other long-term liabilities	355	239
Notes payable to related party	34,797	—

Total liabilities	37,411	68,909

Commitments and Contingencies (Notes 8 and 12)	—	—
Stockholders’ deficit:
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 300,000,000 shares; issued and outstanding 255,480,847 and 35,241,831 shares in 2007 and 2006, respectively	26	3
Additional paid-in capital	123,088	87,982
Accumulated deficit	(153,414)	(150,863)

Total stockholders’ deficit	(30,300)	(62,878)

Total liabilities and stockholders’ deficit	$7,111	$6,031

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per-share data)

	For the Years Ended December 31,
	2007	2006	2005
Net sales	$12,058	$10,481	$12,882
Cost of goods sold	6,118	8,155	11,010

Gross profit	5,940	2,326	1,872

Operating expenses:
Engineering and development	2,024	4,509	7,752
Sales and marketing	2,338	3,011	5,774
General and administrative	1,121	3,510	3,461
Gain on sale of property and equipment	(265)	—	—
Impairment of long-lived assets	19	—	3,369

Total operating expenses	5,237	11,030	20,356

Operating income (loss)	703	(8,704)	(18,484)

Other income (expense):
Interest income	—	—	4
Interest expense	(3,186)	(5,773)	(4,062)
Other income (expense)	(68)	(11)	1,449

Total other expense	(3,254)	(5,784)	(2,609)

Loss before income taxes	(2,551)	(14,488)	(21,093)
Provision for income taxes	—	—	—

Net loss	$(2,551)	$(14,488)	$(21,093)

Basic and diluted net loss per share	$(0.01)	$(0.41)	$(0.60)

Weighted average common and common equivalent shares outstanding	253,661,021	35,228,948	35,094,986

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

For The Years Ended December 31, 2007, 2006, and 2005

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Total
	Shares	Amount
Balance December 31, 2004	34,183,204	3	86,133	(115,282)		(29,146)
Comprehensive loss:
Net loss	—	—	—	(21,093)	(21,093)	(21,093)

Comprehensive loss					$(21,093)

Issuance of common stock	1,021,221	—	1,026	—		1,026
Issuance of stock options for services	—	—	23	—		23

Balance December 31, 2005	35,204,425	3	87,182	(136,375)		(49,190)

Comprehensive loss:
Net loss	—	—	—	(14,488)	(14,488)	(14,488)

Comprehensive loss					$(14,488)

Contributed services from related party	—	—	400	—		400
Issuance of common stock	37,406	—	11	—		11
Stock compensation expense	—	—	389	—		389

Balance December 31, 2006	35,241,831	$3	$87,982	$(150,863)		$(62,878)

Comprehensive loss:
Net loss	—	—	—	(2,551)	(2,551)	(2,551)

Comprehensive loss					$(2,551)

Non cash sale from related party	—	—	55	—		55
Contributed services from related party	—	—	211	—		211
Issuance of common stock	16,501	—	3	—		3
Conversion of notes payable to related party and accrued interest to common stock	220,222,515	23	34,751	—		34,774
Stock compensation expense	—	—	86	—		86

Balance December 31, 2007	255,480,847	$26	$123,088	$(153,414)		$(30,300)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(2,551)	$(14,488)	$(21,093)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	—	—	879
(Gain) loss on sale of property and equipment	(265)	—	2
Provision for excess and obsolete inventory	—	983	(539)
Impairment of long-lived assets	19	—	3,369
Contributed services from related party	211	400	—
Note receivable forgiven	—	—	374
Settlement of accounts payable and accrued litigation	—	—	(1,666)
Stock compensation expense	86	389	23

Changes in operating assets and liabilities:
Accounts receivable	(1,486)	287	(603)
Inventories	(111)	1,053	276
Prepaid expenses and other assets	104	(114)	326
Accounts payable, accrued expenses and other liabilities	2,551	3,546	5,097

Net cash used in operating activities	(1,442)	(7,944)	(13,555)

Cash flows from investing activities:
Proceeds from sale of property and equipment	265	—	—
Purchases of property and equipment	(19)	—	(262)

Net cash provided by (used in) investing activities	246	—	(262)

Cash flows from financing activities:
Proceeds from notes payable—related party	1,055	7,865	15,395
Principal payments on notes payable—other	(50)	(6)	(1,914)
Principal payments on notes payable—related party	(225)	—	—
Proceeds from sale of common stock, net of expense	3	11	26

Net cash provided by financing activities	783	7,870	13,507

Net decrease in cash and cash equivalents	(413)	(74)	(310)
Cash and cash equivalents at beginning of period	425	499	809

Cash and cash equivalents at end of period	$12	$425	$499

Supplemental disclosures of non cash activities—related party:
Debt and accrued interest converted into common stock	$34,774	$—	$—
Reduction of interest payable from sale of property and equipment	$265	$—	$—
Supplemental disclosures of cash flow information:
Cash paid for interest	$55	$—	$—
Inventory used as demonstration units transferred to fixed assets	$—	$—	$604

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

Operational Matters

On April 4, 2008, the Company and Optel Capital, LLC (“Optel”) entered into a Credit and Restructuring Agreement (the “Credit Agreement”) pursuant to which (a) the Company’s existing indebtedness owed to Optel, consisting of approximately $28.0 million of principal, that bore interest at 10% per annum, and accrued interest thereon of approximately $7.7 million, all of which was due and payable upon demand by Optel, was restructured and (b) Optel agreed to make a $2.5 million revolving credit facility available to the Company. The Credit Agreement was approved by the Company’s board of directors upon the unanimous recommendation of a special committee of the board comprised solely of independent directors.

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by a new secured convertible promissory note in the principal amount of approximately $35.7 million (the “Restated Note”), and the revolving credit facility is evidenced by an additional secured convertible promissory note in the principal amount of $2.5 million (the “New Commitment Note” and, together with the Restated Note, the “Notes”). The Notes bear interest at a rate equal to LIBOR plus 1.0% per annum and are secured by substantially all the Company’s assets pursuant to an amended and restated security agreement (the “Security Agreement”). Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010.

Primarily as a result of product improvements and prior operational restructuring initiatives, the company earned an operating profit for the year ended December 31, 2007. However, the results of operations for the year reflected a net loss, primarily due to the accrued interest on loans payable to Optel. Excluding that accrued interest during fiscal year 2008, the Company was able to eet their current liabilities from revenue net sales generated from operations. With the restructuring of the debt and the additional of the $2.5 million credit facility, the Company plans to expand the sales force and develop new product offerings. The Company also expects to use the new credit facility for working capital and other general corporate purposes

Inventories

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the year ended December 31, 2005, the Company recorded a non-cash impairment charge for the remaining balance of its long-lived assets which included $3.2 million and $200,000 related to its property and equipment and other assets, respectively. During the fiscal year ended December 31, 2006, the Company incurred no additional impairment charges. During the fiscal year ended December 31, 2007, the Company incurred a $19,000 impairment charge.

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

The reconciliation of the warranty reserve is as follows:

	For the year ended December 31,
	2007	2006	2005
	(In thousands)
Beginning balance	$487	$813	$546
Warranty provision	147	(201)	840
Warranty costs	(163)	(125)	(573)

Ending balance	$471	$487	$813

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

For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class. Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance of Statement of Financial Accounting Standards No. 153 “Exchanges of Non- monetary Assets” and Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Non-monetary Transactions” and related interpretations. Revenue and cost of sales are recorded based upon the cash portion of the transaction. The remaining costs associated with the new units are assigned to the units received on trade. When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction. For the years ended December 31, 2007, 2006 and 2005, the Company recorded approximately $1.3 million, $296,000 and $543,000 of revenue from transactions that included a trade-in component.

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

Reserve for Uncollectible Accounts at December 31, 2007, 2006 and 2005 are summarized as follows:

Reserve for Uncollectible Accounts

(Dollars in thousands)

December 31,	2007	2006	2005
Balance at Beginning of Period	$84	$145	$690
Deductions(a)	7	61	545

Balance at End of Period	$77	$84	$145

(a)	Amounts written off as uncollectible, payments or recoveries.

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

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more-likely-than-not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of December 31, 2007. There is a possibility that a limitation on the Company’s net operating loss carryforwards may have come into effect under Section 382 of the Internal Revenue Code as a result of cumulative stock ownership changes. As of December 31, 2007, the impact of such a limitation has no impact on the accompanying financial statements since all net operating losses have a full valuation allowance; however, such a limitation could impact substantially the reported gross asset related to the net operating loss carryforwards.

Shipping and Handling Costs

Shipping and handling costs associated with inbound freight are included in cost of goods sold. Shipping and handling costs associated with outbound freight are generally billed to the customer and are recorded as revenue and the related expense is included in cost of goods sold.

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For all the years presented, diluted net loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were 0, 220,303,410 and 140,179,472 for the years ended December 31, 2007, 2006 and 2005, respectively. Total outstanding stock options of 2,509,000, 3,180,539, and 7,005,785, shares for the years ended December 31, 2007, 2006 and 2005, respectively, were excluded from the computation, as the inclusion of such would be anti-dilutive. The table below presents the basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

	For The Year Ended December 31,
	2007	2006	2005
Basic:
Weighted average common shares outstanding	253,661,021	35,228,948	35,094,986

Total basic	253,661,021	35,228,948	35,094,986
Diluted:
Incremental shares for common stock equivalents	—	—	—

Total dilutive	253,661,021	35,228,948	35,094,986

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. As of December 31, 2007 and 2006, substantially all of the Company’s cash balances were deposited with high quality financial institutions. During the normal course of business, the Company extends credit to customers conducting business primarily in the telecommunications industry both within the United States and internationally.

For the year ended December 31, 2007, one customer accounted for approximately 11% of net sales. For the year ended December 31, 2006, two customers accounted for, in the aggregate, approximately 27% of net sales. For the year ended December 31, 2005, three customers accounted for, in the aggregate, approximately 32% of net sales. No other customer accounted for sales of 10% or more during those years

The Company sells its products in domestic and international markets. The Company’s international sales represented approximately 32%, 28% and 36% total net sales for the years ended 2007, 2006, and 2005, respectively.

Fair Value of Financial Instruments

The carrying value of certain financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate fair market value based on their short-term nature. Notes payable to related party approximates fair value due to the nature of the counterparty.

Stock Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No.123 (revised 2004) (“SFAS 123R”), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). SFAS 123R requires the Company to recognize expense related to the fair value of stock-based compensation awards, including employee stock options.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation awards using the intrinsic value method required by Opinion 25. Accordingly, the Company did not recognize compensation expense in the statement of operations for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by SFAS 123, the Company also provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of SFAS 123 had been applied.

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

The Company had $86,000 and $389,000 of compensation cost for stock-based employee compensation for the years ended December 31, 2007 and 2006, respectively. No tax benefits were recognized for these costs due to recurring losses. At December 31, 2007, the Company had one stock-based employee compensation plan, which is described more fully in Note 10—“Common Stock and Stock Options.” The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for the year ended December 31, 2005.

Year Ended December 31, 2005
(in thousands)
Net loss, as reported	$(21,093)
Add: Stock-based compensation included in reported net loss, net of related tax effects	23
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,973)

Pro forma net loss	$(24,043)

Loss per share

Basic and diluted—as reported	$(0.60)

Basic and diluted—pro forma	$(0.69)

Segment Reporting

As of December 31, 2007, the Company was not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operated in one segment.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 creates a fair value hierarchy, which prioritizes the inputs that should be used in determining fair value. Under this pronouncement, companies must provide disclosures containing relevant information in the financial statements, allowing users to assess inputs used to measure fair value, as well as the effect of those measurements on earnings for the periods presented, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS 157 on their financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of Statement of Financial Accounting Standards Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurements. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting SFAS 159 on its financial position.

2. INVENTORIES

Net inventories at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(In thousands)
Raw materials	$2,706	$2,397
Finished goods	134	332

	$2,840	$2,729

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

The total reserve balance for excess and obsolete inventory at December 31, 2007 and 2006 approximated $13.9 million and $15.5 million, respectively. When evaluating the adequacy of the reserve for excess and obsolete inventory the Company analyzes current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of products. The Company believes the reserve for excess and obsolete inventory as of December 31, 2007 and 2006, is adequate

As of December 31, 2007 and 2006, inventories included approximately $940,000 of trade-in products. At December 31, 2007 and 2006, the Company allocated approximately $940,000 of the total excess and obsolete inventory reserve to trade-in products.

Reserves for excess and obsolete inventory at December 31, 2007, 2006 and 2005 are summarized as follows:

Reserve for Excess and Obsolete Inventory

(Dollars in thousands)

December 31,	2007	2006	2005
Balance at Beginning of Period	$15,468	$15,711	$16,249
Charged to Costs and Expenses	—	983	(1)
Deductions(b)	1,556	1,226	537

Balance at End of Period	$13,912	$15,468	$15,711

(b)	Amounts written off upon disposal or return of inventory.

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(in thousands)
Test equipment	$6,272	$8,206
Demonstration and loaner units	3,244	5,242
Computer equipment and software	4,716	4,778
Office furniture, fixtures and equipment	2,264	2,369
Leasehold improvements	19	—
Tooling	1,028	1,028
Tradeshow fixtures and equipment	359	359

	17,902	21,982
Less: accumulated depreciation and impairment of property and equipment	(17,902)	(21,982)

	$—	$—

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(in thousands)
Accounts payable	$657	$1,104
Interest payable	—	11,743
Current portion of accrued warranty	243	283
Employee related accruals	160	155
Accrued returns and allowances	54	54
Sales tax accruals	219	204
Accrued expenses and other	73	265
Deferred revenue	217	56
Accrued sales commissions	106	111

	$1,729	$13,975

5. INCOME TAXES

For the years ended December 31, 2007, 2006 and 2005, the Company has not recorded federal or state income tax provisions on a current or deferred basis due to the operating losses experienced during those periods. The tax effected amounts of temporary differences at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(in thousands)
Current:
Deferred tax assets:
Accrued liabilities	$3,177	$4,949
Other assets	5,264	6,004
Valuation allowance	(8,441)	(10,953)

Total current deferred tax assets	$—	$—

Non-current:
Deferred tax assets:
Net operating loss carry forward	141,256	138,576
Fixed assets	272	830
Research and experimentation credit	4,140	4,140
Valuation allowance	(145,668)	(143,546)

Total non-current deferred tax assets	$—	$—

A full valuation allowance has been recorded at December 31, 2007 and 2006 with respect to the deferred tax assets since the Company believes that it is more likely than not that future tax benefits will not be realized as a result of current and future income. Factors considered in determining that a full valuation allowance was necessary include the Company’s history of large operating losses and uncertainty as to whether the Company would be able to sustain long-term profitability.

The Company had a valuation allowance of approximately $154.1 million and $154.5 million as of December 31, 2007, and 2006, respectively. The decrease in the valuation allowance represents the non-recognition of the current year net deferred tax asset because of the uncertainty as to their future use or realization. As of December 31, 2007, the Company had net operating loss carry forwards of approximately $375 million for tax purposes. The Company has recorded taxable deductions for the exercise of stock options and for certain securities litigation costs for which benefit of approximately $90 million would have been allocated to additional paid-in capital. The tax benefit of this additional net operating loss has not been realized due to the 100% valuation allowance against the deferred tax assets. This deduction will be reported directly as an increase in additional paid-in capital and will not be recorded in the Company’s consolidated statement of operations when and if the tax benefit is realized. Loss carry forwards will expire between the years 2008 and 2024. As of December 31, 2007, the Company also had general business credit carry forwards of approximately $4.1 million that expire between the years 2008 and 2021.

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more-likely-than-not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of December 31, 2007. There is a possibility that a limitation on the Company’s net operating loss carryforwards may have come into effect under Section 382 of the Internal Revenue Code as a result of cumulative stock ownership changes. As of December 31, 2007, the impact of such a limitation has no impact on the accompanying financial statements since all net operating losses have a full valuation allowance; however, such a limitation could impact substantially the reported gross asset related to the net operating loss carryforwards.

Following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the consolidated statement of operations.

	For The Year Ended December 31,
	2007	2006	2005
	( in thousands)
Tax provision at U.S. federal income tax rate	$(867)	$(4,926)	$(7,171)
State income tax provision net of federal	(93)	(495)	(766)
Adjustment to net operating loss carryforward	1,339	1,563	—
Other, net	10	285	22
Valuation allowance increase (decrease)	(389)	3,573	7,915

Provision for income taxes	$—	$—	$—

6. NOTES PAYABLE, LINE OF CREDIT AND LETTER OF CREDIT

During the past two years, the Company has funded operations and other working capital requirements with short-term notes payable. The principal lender is Optel, an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan. The following is a summary of these liabilities for the years ended December 31, 2007 and 2006.

	For The Year Ended December 31,
	2007	2006
	( in thousands)
Optel	$28,475	$54,645
Other	—	50

Notes Payable Total	$28,475	$54,695

Optel

On April 4, 2008, the Company and Optel entered into a Credit and Restructuring Agreement (the “Credit Agreement”) pursuant to which (a) the Company’s existing indebtedness owed to Optel, consisting of approximately $28.0 million of principal, that bore interest at 10% per annum, and accrued interest thereon of approximately $7.7 million, all of which was due and payable upon demand by Optel, was restructured and (b) Optel agreed to make a $2.5 million revolving credit facility available to the Company.

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by a new secured convertible promissory note in the principal amount of approximately $35.7 million (the “Restated Note”), and the revolving credit facility is evidenced by an additional secured convertible promissory note in the principal amount of $2.5 million (the “New Commitment Note” and, together with the Restated Note, the “Notes”). The Notes bear interest at a rate equal to LIBOR plus 1.0% per annum and are secured by substantially all the Company’s assets pursuant to an amended and restated security agreement. Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010. As a result of the credit agreement, the Company reclassified $27.9 million of related party notes payable and $6.9 million of accrued interest on the notes to a long term liability in the December 31, 2007 consolidated balance sheet.

All the indebtedness evidenced by the Notes is convertible into common stock of the Company at the option of Optel at any time following approval of the conversion feature by the disinterested stockholders (as described below) at a conversion price based on the average trading price of the stock during the five-day period preceding the date of any conversion. The Company and Optel have made it a condition to the indebtedness evidenced by the Notes becoming convertible, that the conversion feature be approved by the holders of a majority of the outstanding shares of common stock of the Company who are not affiliated with Optel or any of its affiliates at the Company’s 2009 annual meeting of stockholders. If such holders do not approve the conversion feature, the outstanding debt and accrued interest would immediately become due and payable in full upon demand by Optel at any time after the stockholders’ meeting.

Pursuant to a Registration Rights Agreement entered into in connection with the Credit Agreement, the Company has agreed to file, upon written demand by Optel, a registration statement covering the resale by Optel of the shares of common stock issuable upon conversion of the Notes.

On May 15, 2006, Optel established an irrevocable letter of credit in the amount of approximately $278,339 on the Company’s behalf and naming Highwoods/Florida Holdings, L.P., the Company’s landlord, as beneficiary. The letter of credit expires July 31, 2011.

7. LEASES

The Company is obligated under various non-cancelable leases primarily for office space. Future minimum lease commitments under operating leases were as follows:

December 31, Amount
Year Ending
(in thousands)
2008	272
2009	283
2010	294
2011	175
Thereafter	—

$1,024

Total rent expense was approximately $349,000, $3.2 million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. Rent expense for 2006 includes $2.1 million for the buyout of the lease for the Company’s former corporate headquarters. The lease was terminated effective June 2006.

8. COMMITMENTS

At December 31, 2007, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $1.1 million. The majority of the quantities under order are deliverable upon demand by the Company.

The Company indemnifies its officers and directors against costs and expenses related to shareholder and other claims which are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the minimum potential future payments, nor are there any resource provisions or collateral that may offset the cost. As of December 31, 2007, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

9. RELATED PARTY TRANSACTIONS

Services Rendered

During 2007 and 2006, Optel provided the Company with approximately $211,000 and $400,000, respectively, in services associated with information technology and accounting. These services are shown as a contribution of capital and are expensed, within general and administration expense.

Related Party Financing

As of December 31, 2007, the outstanding balance owed to Optel was approximately $28.5 million, exclusive of accrued interest of approximately $6.9 million. (See Note 6 to the Consolidated Financial Statements—Notes Payable, Line of Credit and Letter of Credit)

In 2005, the Company forgave the notes receivable outstanding balance of $374,000 from Mr. James R. Green, the Company’s former Chief Executive Officer, as part of his severance arrangements.

10. COMMON STOCK AND STOCK OPTIONS

Stock Option Plans

The Company has one stock option plan. The stockholders of the Company approved the 2001 Stock Option Plan (the “2001 Option Plan”) at a special meeting held February 27, 2001. Under the 2001 Option Plan, 3,000,000 shares, plus (i) the number of shares available for grant under the former 1996 Option Plan and (ii) the number of shares subject to options outstanding under the 1996 Option Plan to the extent that such options expire or terminate for any reason prior to exercise in full, were reserved for issuance (with the sum of (i) and (ii) not to exceed 2,735,872 shares). The 2001 Option Plan superseded the 1996 Option Plan with respect to future grants.

On February 10, 2005, the stockholders of the Company approved an amendment to the 2001 Option Plan, increasing the number of shares of Common Stock authorized for issuance thereunder by an additional 5,000,000 shares to a total of 8,000,000 shares. The stockholders also approved amendments to the 2001 Option Plan to increase the aggregate number of shares that can be granted to an individual in a single fiscal year by 500,000 to 750,000, and to modify the circumstances in which vesting of certain options granted under such plan may be accelerated.

Options granted under the plan have a term of six years. Generally, option grants vest in one-third annual increments or quarterly over a three-year period, with the exception of certain option agreements that provide for various vesting schedules throughout the same three-year vesting period or options allowing vesting acceleration based on certain performance milestones on each anniversary of the grant date, commencing with the first anniversary. Option agreements generally expire six years from date of issue if not exercised. Unvested options are generally forfeited upon termination of employment with the Company. Generally, vested shares must be exercised within sixty days of termination or be forfeited.

Transactions related to the 2001 and 1996 Option Plans are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at 1/1/05	7,654,520	$5.04
Granted	1,167,500	$0.64
Exercised	—	$—

Forfeited	(1,816,235)	$8.79
Outstanding at 12/31/05	7,005,785	$3.40
Granted	—	$—
Exercised	(25,000)	$0.26
Forfeited	(3,800,246)	$4.51

Outstanding at 12/31/06	3,180,539	$2.44

Granted	—	$—
Exercised	—	$—
Forfeited	(671,539)	$5.78

Outstanding at 12/31/07	2,509,000	$1.54

The following table summarizes information about stock options outstanding at December 31, 2007:

Range of Exercise Price	Number Outstanding At December 31, 2007	Outstanding Weighted Average Remaining Life	Outstanding Weighted Average Exercise Price	Number Exercisable At December 31, 2007	Exercisable Weighted Average Exercise Price
$ 0.22 — $ 1.42	1,504,000	2.20	$1.11	1,476,291	$1.13
$ 1.60 — $ 2.26	1,005,000	2.12	$2.20	1,005,000	$2.20

	2,509,000			2,481,291	$1.56

The total intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 was $0, $500 and $0 respectively. As of December 31, 2007, there was $5,000 of unrecognized compensation cost related to non-vested options that is expected to be recognized in 2008. The aggregate intrinsic value of options fully vested at December 31, 2007 was $0. The aggregate intrinsic value of options outstanding at December 31, 2007 and expected to vest was $0.

The Company consistently used the Black-Scholes option pricing model for estimating the fair value of options granted for the year ended December 31, 2005. The Company used historical data to estimate the option exercise and employee departure behavior used in the valuation model. Forfeitures are estimated on the date of grant and shares vest on a graded schedule, with shares being earned per day under the accrual method. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. The volatility factor is based upon averaging the week ending prices for Digital Lightwave and other comparable public companies for periods matching the terms of the options granted.

The following are the key assumptions used in the Black-Scholes valuation model for the year ended December 31, 2005: (i) a discount rate of 3.93%; (ii) a volatility factor of 269%; (iii) an average expected option life of 4 years for all years; and (iv) no payment of dividends.

Employee Stock Purchase Plan

The Company’s 1997 Employee Stock Purchase Plan provides employees with the opportunity to purchase shares of the Company’s Common Stock. An aggregate of 300,000 shares of the Company’s Common Stock were reserved for issuance under the Plan. On May 20, 2002 the shareholders of the Company approved an amendment to the Employee Stock Purchase Plan that increased the number of shares of Common Stock authorized for issuance thereunder by an additional 300,000 shares. At December 31, 2007 a total of 446,607 shares had been purchased by employees participating in the plan at a weighted-average price per share of $4.14.

11. DEFINED CONTRIBUTION PLAN

The Company offers a defined contribution plan that qualifies under IRC section 401(k). All full-time employees are eligible to participate in the plan after three months of service with the Company. Employees may contribute up to 15% of their salary to the plan, subject to certain Internal Revenue Service limitations. The Company matches the first 6% of such voluntary contributions at 50% of the amount contributed by the employee. The Company has not made unmatched contributions. For the years ended December 31, 2007, 2006 and 2005, total company contributions to the plan were approximately $66,000, $83,000 and $130,000, respectively.

12. LEGAL PROCEEDINGS

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

During the year ended December 31, 2005, pursuant a Settlement Agreement with Jabil, Inc. (“Jabil”) the Company paid Jabil $1.9 million which consisted of $3.1 million of principal and $300,000 of accrued interest. The Company realized a total non-cash gain of $1.7 million, which included $1.5 million of debt settlement gain on the current notes as well as $200,000 remaining deferred gain on settlement of the restructured Jabil Notes.

13. QUARTERLY OPERATING RESULTS (UNAUDITED)

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

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except share and per-share data)
Net sales	$2,491	$3,385	$2,305	$3,877
Gross profit	1,361	1,747	1,189	1, 643
Operating profit (loss)	197	330	(149)	325
Net loss	(603)	(457)	(982)	(509)

Basic and diluted loss per share(1)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding and average shares and equivalents outstanding	248,124,730	255,467,346	255,470,433	253,661,021

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except share and per-share data)
Net sales	$2,232	$1,992	$2,587	$3,670
Gross profit	316	294	1,170	546
Operating loss	(3,381)	(3,539)	(624)	(1,160)
Net loss	(4,761)	(4,862)	(2,095)	(2,770)

Basic and diluted loss per share(1)	$(0.14)	$(0.14)	$(0.06)	$(0.08)

Weighted average shares outstanding and average shares and equivalents outstanding	34,214,906	35,226,400	35,240,820	35,241,831

(1)	Loss per share were calculated for each three-month period on a stand-alone basis.

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

21

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