Form 10-Q
period 2008-03-31
DIGITAL LIGHTWAVE INC
filed 2008-05-15
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

001-31770

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the Registrant's Common Stock as of May 2, 2008, was 255,485,347.

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2008

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$551	$12
Accounts receivable, less allowance of $77 in 2008 and 2007	2,168	3,871
Inventories, net	3,296	2,840
Prepaid expenses and other current assets	535	184

Total current assets	6,550	6,907
Other assets, net	204	204

Total assets	$6,754	$7,111

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,985	$1,729
Current portion of notes payable to related party	—	530

Total current liabilities	2,985	2,259
Other long-term liabilities	351	355

Notes payable to related party	34,797	34,797

Total liabilities	38,133	37,411

Stockholders' equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 300,000,000 shares; issued and outstanding 255,485,347 and 255,480,847 shares in 2008 and 2007, respectively	26	26
Additional paid-in capital	123,113	123,088
Accumulated deficit	(154,518)	(153,414)

Total stockholders' deficit	(31,379)	(30,300)

Total liabilities and stockholders' deficit	$6,754	$7,111

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Three Months Ended March 31,
	2008	2007
Net sales	$2,596	$2,491
Cost of goods sold	1,491	1,130

Gross profit	1,105	1,361

Operating expenses:
Engineering and development	510	519
Sales and marketing	604	605
General and administrative	250	305
Gain on sale of property and equipment	—	(265)

Total operating expenses	1,364	1,164

Operating profit (loss)	(259)	197
Other expense, net	(845)	(800)

Loss before income taxes	(1,104)	(603)
Provision for income taxes	—	—

Net loss	$(1,104)	$(603)

Per share of common stock:
Basic net loss per share	$(0.00)	$(0.00)

Diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	255,484,160	248,124,730

Weighted average common and common equivalent shares outstanding	255,484,160	248,124,730

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,104)	$(603)
Adjustments to reconcile net loss to cash used in operating activities:
Compensation expense for stock option grants	1	50
Contributed services from related party	23	87
Gain on sale of property and equipment	—	(265)
Changes in operating assets and liabilities:
Accounts receivable	1,703	470
Inventories	(456)	80
Prepaid expenses and other assets	(351)	(102)
Accounts payable, accrued expenses and other liabilities	1,252	(91)

Net cash provided by operating activities	1,068	(374)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	265

Net cash provided by (used in) investing activities	—	265

Cash flows from financing activities:
Principal payments on notes payable – other	—	(50)
Principal payments on notes payable – related party	(530)	—
Proceeds from sale of common stock, net of expense	1	—

Net cash used in financing activities	(529)	(50)

Net decrease in cash and cash equivalents	539	(159)
Cash and cash equivalents at beginning of period	12	425

Cash and cash equivalents at end of period	$551	$266

Supplemental disclosures of non cash activities – related party:
Debt and accrued interest converted into common stock	$—	$(34,774)
Reduction of interest payable from sale of property and equipment	$—	$(55)

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$(265)

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

The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company,” “Digital Lightwave,” “us,” “we,” “our,” etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three months ended March 31, 2008, is not necessarily indicative of results, which may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Operational Matters

On April 4, 2008, the Company and Optel Capital, LLC (“Optel”) entered into a Credit and Restructuring Agreement (the “Credit Agreement”) pursuant to which (a) the Company’s existing indebtedness owed to Optel, consisting of approximately $28.0 million of principal, which bore interest at 10% per annum, and accrued interest thereon of approximately $7.7 million, all of which was due and payable upon demand by Optel, was restructured and (b) Optel agreed to make a $2.5 million revolving credit facility available to the Company. The Credit Agreement was approved by the Company’s board of directors upon the unanimous recommendation of a special committee of the board comprised solely of independent directors.

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

All the indebtedness evidenced by the Notes is convertible into common stock of the Company at the option of Optel at any time following approval of the conversion feature by the disinterested stockholders at a conversion price based on the average trading price of the stock during the five-day period preceding the date of any conversion. The Company and Optel have made it a condition to the indebtedness evidenced by the Notes becoming convertible, that the conversion feature be approved by the holders of a majority of the outstanding shares of common stock of the Company who are not affiliated with Optel or any of its affiliates at the Company’s 2009 annual meeting of stockholders. If such holders do not approve the conversion feature, the outstanding debt and accrued interest would immediately become due and payable in full upon demand by Optel at any time after the stockholders’ meeting.

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

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Beginning balance	$471	$487
Warranty provision	50	31
Warranty costs	(77)	(17)

Ending balance	$444	$501

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

For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class. Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance of Statement of Financial Accounting Standards No. 153 Exchanges of Non-monetary Assets and Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non-monetary Transactions and related interpretations. Revenue and cost of sales are recorded based upon the cash portion of the transaction.

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

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the three months ended March 31, 2008 and 2007, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The total incremental shares from common stock equivalents were zero for the three months ended March 31, 2008 and 2007. The total incremental shares from common stock equivalents at March 31, 2008, included zero from outstanding stock options. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

		Three Months Ended March 31,
		2008	2007
Basic:
	Weighted average common shares outstanding	255,484,160	248,124,730
	Total basic	255,484,160	248,124,730

Diluted:
	Incremental shares for common stock equivalents	—	—

	Total dilutive	255,484,160	248,124,730

Stock-Based Compensation

The Company’s compensation cost for stock-based employee compensation was $1,000 and $50,000 for the three months ended March 31, 2008 and 2007, respectively. No tax benefits were recognized for these costs due to recurring losses.

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

Stock Option Plans

The Company has one stock option plan with shares available for grant as of March 31, 2008 as follows:

Plan 2001
Minimum exercise price as a percentage of fair market value at date of grant	100%
Plan termination date	December 31, 2008

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

The following is a summary of the changes in outstanding options for the three months ended March 31, 2008:

	Shares (In thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2007	2,509	$1.54	$0
Granted	—	—	—
Exercised	—	—	—
Forfeited and expired	(3)	$1.00	$0

Outstanding at March 31, 2008	2,506	$1.54	$0

Exercisable at end of period	2,489	$1.55	$0

There were no stock options exercised during the first three months of fiscal 2008 and 2007.

Income Taxes

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. No interest or penalties have been recognized during the three months ended March 31, 2008 or 2007.

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes ("FASB 109"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more-likely-than-not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of March 31, 2008. There is a possibility that a limitation on the Company’s net operating loss carryforwards may have come into effect under Section 382 of the Internal Revenue Code as a result of cumulative stock ownership changes. As of March 31, 2008, the impact of such a limitation has no impact on the accompanying financial statements since all net operating losses have a full valuation allowance; however, such a limitation could impact substantially the reported gross asset related to the net operating loss carryforwards.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 creates a fair value hierarchy, which prioritizes the inputs that should be used in determining fair value. Under this pronouncement, companies must provide disclosures containing relevant information in the financial statements, allowing users to assess inputs used to measure fair value, as well as the effect of those measurements on earnings for the periods presented, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which defers the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities, that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. As of March 31, 2008, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis, and therefore the adoption of the respective provisions of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of Statement of Financial Accounting Standards Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 159 did not have a significant impact on the financial statements for the three months ended March 31, 2008.

2. INVENTORIES

Inventories are summarized as follows:

	March 31, 2008 (In thousands)	December 31, 2007 (In thousands)
Raw materials	$3,060	$2,706
Finished goods	236	134

	$3,296	$2,840

The Company has established reserves for excess and obsolete inventory based upon current and expected sales trends, the amount of parts on-hand, the market value of parts on-hand and the viability and technical obsolescence of products and components. As of March 31, 2008, inventory reserves were approximately $13.9 million.

3. LEGAL PROCEEDINGS

The Company from time to time may be involved in various lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any pending litigation, claims or assessments that could have a material adverse effect on the Company's business, financial condition and results of operations.

4. COMMITMENTS

At March 31, 2008, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $1.3 million.

5. RELATED PARTY TRANSACTIONS

Services Rendered

During the three months ended March 31, 2008, Optel provided the Company with approximately $23,000 in services associated with information technology and accounting. These services are shown as a contribution of capital and are expensed within general and administration expenses.

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

This information should be read in conjunction with (i) the consolidated condensed financial statements and notes thereto included in Item 1 of Part I of this quarterly report on Form 10-Q, and (ii) the consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, for the years ended December 31, 2007 and 2006 included in our Annual Reports on Form 10-K.

OVERVIEW

Executive Summary

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

For the three months ended March 31, 2008, two customers accounted for approximately 25% of total net sales. No other customers accounted for more than 10% of net sales.

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

Critical Accounting Estimates

We believe that estimating valuation allowances and accrued liabilities are critical in that they are important to the portrayal of our financial condition and results of operations and they require difficult, subjective and complex judgments that are often the result of estimates that are inherently uncertain. Specifically, we believe the following estimates to be critical:

•	sales returns and other allowances;

•	reserve for uncollectible accounts;

•	reserve for excess and obsolete inventory;

•	assessments of uncertain tax positions

•	impairment of long-lived assets;

•	deferred tax valuation allowance;

•	warranty reserve; and

•	pending litigation.

We make significant judgments, estimates and assumptions in connection with establishing the above-mentioned valuation allowances. If we made different judgments or used different estimates or assumptions for establishing such amounts, it is likely that the amount and timing of our revenue or operating expenses for any period would be materially different.

We derive our revenues principally from product sales. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of March 31, 2008 was approximately $54,000.

We also estimate the collectibility of our accounts receivables. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of March 31, 2008, was $2.2 million, net of our estimated reserve for uncollectible accounts of approximately $77,000.

We estimate the amount of excess and obsolete inventory. When evaluating the reserve for excess and obsolete inventory, we consider many factors, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $3.3 million as of March 31, 2008, net of our estimated reserve for excess and obsolete inventory of $13.9 million.

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

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that could indicate whether carrying amounts of long-lived assets may not be recoverable. These events and circumstances include any decrease in the market price of a long-lived asset, changes in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize impairments when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. We could be required to take an additional impairment charge in the future should our actual cash flows be less than forecasted. As of March 31, 2008 a review of the carrying value of our long-lived assets and the probability of recovering such value indicated that no additional impairment charge was required.

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of March 31, 2008 was approximately $444,000.

We estimate the amount of liability the Company may incur as a result of pending litigation. As of March 31, 2008, the Company was not aware of any pending litigation, claims or assessments. Accordingly, there is no accrual for pending litigation at March 31, 2008.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company, which occurred in the three months ended March 31, 2008, compared to the three months ended March 31, 2007. The following sets forth certain financial data as a percentage of net sales:

	Percent of Net Sales for the Three Months Ended March 31,
	2008	2007
Net sales	100%	100%
Cost of goods sold	57	45

Gross profit (loss)	43	55

Operating expenses:
Engineering and development	20	21
Sales and marketing	23	25
General and administrative	10	12
Gain on sale of property and equipment	—	(11)

Total operating expenses	53	47

Operating income (loss)	(10)	8
Other income (loss), net	(33)	(32)

Loss before income taxes	(43)	(24)
Benefit from income taxes	—	—

Net Loss	(43)%	(24)%

Net Sales

Net sales for the quarter ended March 31, 2008, increased $105,000, or 4%, to $2.6 million from $2.5 million for the quarter ended March 31, 2007. International net sales for the quarter ended March 31, 2008, were approximately $790,000, or 30% of net sales, as compared to approximately $929,000, or 37% of net sales, for the quarter ended March 31, 2007.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2008, totaled approximately $1.5 million, or 57% of net sales, as compared to $1.1 million, or 45% of net sales, for the quarter ended March 31, 2007. For the quarter ended March 31, 2008, cost of goods sold was higher due to an increase in NIC sales which have higher parts cost than repair and calibration services.

Gross Profit

Gross profit for the quarter ended March 31, 2008, decreased by approximately $256,000 to approximately $1.1 million, or 43% of net sales, from $1.4 million, or 55% of net sales, for the quarter ended March 31, 2007. The decrease in gross profit is attributable to the increase in cost of goods sold resulting from increased NIC sales.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended March 31, 2008, decreased by approximately $9,000 to $510,000 from approximately $519,000 for the quarter ended March 31, 2007.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows and promotional materials and warranty expenses. Sales and marketing expenses for the quarter ended March 31, 2008, were $604,000, a decrease of approximately $1,000 over the quarter ended March 31, 2007 of $605,000.

General and Administrative

General and administrative expenses principally include salaries, other compensation, professional fees, facility rentals and information systems related to general management functions. General and administrative expenses for the quarter ended March 31, 2008, decreased by approximately $55,000 to $250,000 from approximately $305,000 for the quarter ended March 31, 2007

Other Income and Expense, net

Other expense, net for the quarter ended March 31, 2008 was approximately $845,000, an increase of $45,000 as compared to other expense, net of approximately $800,000 for the quarter ended March 31, 2007. The increase was primarily attributable to interest expense on higher outstanding debt owed to Optel.

Provision for Income Taxes

No provision for income taxes was made for the three-month periods ending March 31, 2008 and 2007 due to the Company’s expected annual net losses. Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief it is more likely than not that future tax benefits will not be realized as a result of future income.

Net Loss

Net loss for the quarter ended March 31, 2008 was approximately $1.1 million, or $0.00 per diluted share, compared with net loss of approximately $603,000, or $0.00 per diluted share, for the quarter ended March 31, 2007, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On April 4, 2008, the Company and Optel entered into a Credit and Restructuring Agreement (the “Credit Agreement”) pursuant to which (a) the Company’s existing indebtedness owed to Optel, consisting of approximately $28.0 million of principal, which bore interest at 10% per annum, and accrued interest thereon of approximately $7.7 million, all of which was due and payable upon demand by Optel, was restructured and (b) Optel agreed to make a $2.5 million revolving credit facility available to the Company.

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

All the indebtedness evidenced by the Notes is convertible into common stock of the Company at the option of Optel at any time following approval of the conversion feature by the disinterested stockholders at a conversion price based on the average trading price of the stock during the five-day period preceding the date of any conversion. The Company and Optel have made it a condition to the indebtedness evidenced by the Notes becoming convertible, that the conversion feature be approved by the holders of a majority of the outstanding shares of common stock of the Company who are not affiliated with Optel or any of its affiliates at the Company’s 2009 annual meeting of stockholders. If such holders do not approve the conversion feature, the outstanding debt and accrued interest would immediately become due and payable in full upon demand by Optel at any time after the stockholders’ meeting.

Pursuant to a Registration Rights Agreement entered into in connection with the Credit Agreement, the Company has agreed to file, upon written demand by Optel, a registration statement covering the resale by Optel of the shares of common stock issuable upon conversion of the Notes.

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2008 was approximately $1.1 million. This was primarily the result of the increase in accounts payable of approximately $1.3 million offset by a decrease in accounts receivable of $1.7 million.

Off Balance Sheet Arrangements

There were no off balance sheet arrangements for the three months ended March 31, 2008.

Investing Activities

No net cash was used by investing activities for the three months ended March 31, 2008.

Financing Activities

The Company used $529,0000 of net cash in financing activities for the three months ended March 31, 2008 to repay related-party notes payable.

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

We are not exposed to material fluctuations in currency exchange rates because the majority of our sales and expenses are denominated in U.S. dollars. As of March 31, 2008, the related party notes have a fixed interest rate, so there is no market risk related to interest.

Item 4.	Controls and Procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2008, (1) our disclosure controls and procedures are not sufficiently effective pursuant to the requirements of the Sarbanes-Oxley Act of 2002 for companies our size, (2) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and (3) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company from time to time may be involved in various lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any pending litigation, claims or assessments that could have a material adverse effect on the Company's business, financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in response to Item 1A to Part 1 of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

A list of exhibits is set forth in the Exhibit Index found on page 16 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Digital Lightwave, Inc.
(Registrant)

By:	/s/ KENNETH T. MYERS
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2008

By:	/s/ KENNETH T. MYERS
Interim Chief Accounting Officer
(Principal Financial Officer)

Date: May 14, 2008

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2002).

3.2*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on February 16, 2004).

3.3*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.03 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2002).

4.1*	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1 (File No. 333-09457), declared effective by the Securities and Exchange Commission on February 5, 1997).

10.1*	Credit and Restructuring Agreement, between the Digital Lightwave, Inc. and Optel Capital, LLC. dated April 4, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 10, 2008).

10.2*	Secured Convertible Promissory Noted (Restated Noted), issued by Digital Lightwave, Inc. to Optel. Capital, LLC dated April 4, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on April 10, 2008).

10.3*	Secured Convertible Promissory Noted (New Commitment Loans) issued by Digital Lightwave, Inc. to Optel Captial, LLC dated April 4, 2008, (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on April 10, 2008).

10.4*	Amended and Restated Security Agreement, between Digital Lightwave, Inc. and Optel Capital, LLC dated April 4, 2008 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on April 10, 2008).

10.5*	Registration Rights Agreement, between Digital Lightwave, Inc. and Optel Capital, LLC. dated April 4, 2008 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on April 10, 2008).

31.1+	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2+	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Such exhibits are incorporated by reference.
+	Filed herewithin.