Form 10-Q
period 2008-06-30
DIGITAL LIGHTWAVE INC
filed 2008-08-13
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008, or

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

The number of shares outstanding of the Registrant’s Common Stock as of July 21, 2008, was 255,489,847

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2008

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$43	$12
Accounts receivable, less allowance of $61 in 2008 and $77 in 2007	1,537	3,871
Inventories, net	3,967	2,840
Prepaid expenses and other current assets	289	184

Total current assets	5,836	6,907
Other assets, net	204	204

Total assets	$6,040	$7,111

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,352	$1,729
Current portion of notes payable to related party	—	530

Total current liabilities	2,352	2,259
Other long-term liabilities	346	355

Notes payable to related party	35,654	34,797

Total liabilities	38,352	37,411

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 300,000,000 shares; issued and outstanding 255,489,847 and 255,480,847 shares in 2008 and 2007, respectively	26	26
Additional paid-in capital	123,132	123,088
Accumulated deficit	(155,470)	(153,414)

Total stockholders’ deficit	(32,312)	(30,300)

Total liabilities and stockholders’ deficit	$6,040	$7,111

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Three Months Ended June 30,
	2008	2007
Net sales	$2,204	$3,385
Cost of goods sold	1,301	1,638

Gross profit	903	1,747

Operating expenses:
Engineering and development	543	456
Sales and marketing	637	647
General and administrative	314	295
Impairment of long lived assets	—	19

Total operating expenses	$1,494	1,417

Operating (loss) profit	(591)	330
Other expense, net	(361)	(787)

Net loss	$(952)	$(457)

Per share of common stock:
Basic net loss per share	$(0.00)	$(0.00)

Diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	255,489,006	255,467,346

Weighted average common and common equivalent shares outstanding	255,489,006	255,467,346

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Six Months Ended June 30,
	2008	2007
Net sales	$4,800	$5,876
Cost of goods sold	2,792	2,768

Gross profit	2,008	3,108

Operating expenses:
Engineering and development	1,053	975
Sales and marketing	1,241	1,252
General and administrative	564	600
Impairment of long-lived assets	—	19
Gain on sale of property and equipment	—	(265)

Total operating expenses	2,858	2,581

Operating (loss) profit	(850)	527
Other expense, net	(1,206)	(1,587)

Net loss	$(2,056)	$(1,060)

Per share of common stock:
Basic net loss per share	$(0.01)	$(0.00)

Diluted net loss per share	$(0.01)	$(0.00)

Weighted average common shares outstanding	255,486,584	251,816,321

Weighted average common and common equivalent shares outstanding	255,486,584	251,816,321

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,056)	$(1,060)
Adjustments to reconcile net loss to cash used in operating activities:
Compensation expense for stock option grants	2	66
Contributed services from related party	41	143
Impairment of long lived assets	—	19
Gain on sale of property and equipment	—	(265)
Changes in operating assets and liabilities:
Accounts receivable	2,334	(462)
Inventories	(1,127)	(555)
Prepaid expenses and other assets	(105)	(95)
Accounts payable, accrued expenses and other liabilities	1,471	1,157

Net cash provided by (used in) operating activities	560	(1,052)

Cash flows from investing activities:
Purchase of property, plant and equipment	—	(19)
Proceeds from sale of property and equipment	—	265

Net cash provided by investing activities	—	246

Cash flows from financing activities:
Principal payments on notes payable - other	—	(50)
Proceeds from notes payable – related party	—	455
Principal payments on notes payable – related party	(530)	—
Proceeds from sale of common stock, net of expense	1	—

Net cash (used in) provided by financing activities	(529)	405

Net increase (decrease) in cash and cash equivalents	31	(401)
Cash and cash equivalents at beginning of period	12	425

Cash and cash equivalents at end of period	$43	$24

Supplemental disclosures of non cash activities – related party:
Debt and accrued interest converted into common stock	$—	$(34,774)
Reduction of interest payable from sale of property and equipment	$—	$(55)
Accrued interest converted to related party note payable	$857	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$(265)

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

The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company,” “Digital Lightwave,” “us,” “we,” “our,” etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three- and six-months months ended June 30, 2008, are not necessarily indicative of results that may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by a new secured convertible promissory note in the principal amount of approximately $35.7 million (the “Restated Note”), and the revolving credit facility is evidenced by an additional secured convertible promissory note in the principal amount of $2.5 million (the “New Commitment Note” and, together with the Restated Note, the “Notes”). As of June 30, 2008, the balance of the Restated Note was $35.7 million. There was no outstanding balance of the New Commitment Note as of June 30, 2008. The Notes bear interest at a rate equal to LIBOR plus 1.0% per annum and are secured by substantially all the Company’s assets pursuant to an amended and restated security agreement (the “Security Agreement”). As of June 30, 2008, interest expense related to the Restated Note was approximately $321,000 and recorded in other expense on the Consolidated Statements of Operations. Accrued interest associated with the note is recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheets. Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010.

All the indebtedness evidenced by the Notes is convertible into common stock of the Company at the option of Optel at any time following approval of the conversion feature by the disinterested stockholders at a conversion price based on the average trading price of the stock during the five-day period preceding the date of any conversion. The Company and Optel have made it a condition to the indebtedness evidenced by the Notes becoming convertible, that the conversion feature be approved by the holders of a majority of the outstanding shares of common stock of the Company who are not affiliated with Optel or any of its affiliates at the Company’s 2009 annual meeting of stockholders. If such holders do not approve the conversion feature, the outstanding debt and accrued interest would immediately become due and payable in full upon demand by Optel at any time after the stockholders’ meeting. No interest payments were required as of June 30, 2008.

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

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Beginning balance	$471	$487
Warranty provision	83	27
Warranty costs	(139)	(49)

Ending balance	$415	$465

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

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the three- and six-month periods ended June 30, 2008 and 2007, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. The table below shows the calculation of basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

		Three Months Ended June 30,
		2008	2007
Basic:
	Weighted average common shares outstanding	255,489,006	255,467,346
Diluted:
	Incremental shares for common stock equivalents	—	—

	Total dilutive	255,489,006	255,467,346

		Six Months Ended June 30,
		2008	2007
Basic:
	Weighted average common shares outstanding	255,486,584	251,816,321
Diluted:
	Incremental shares for common stock equivalents	—	—

	Total dilutive	255,486,584	251,816,321

Stock-Based Compensation

The Company’s compensation cost for stock-based employee compensation was $600 and $1,600 for the three- and six-month periods ended June 30, 2008, respectively. No tax benefits were recognized for these costs due to recurring losses.

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

Stock Option Plans

The Company has one stock option plan with shares available for grant as of June 30, 2008 as follows:

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

The following is a summary of the changes in outstanding options for the six months ended June 30, 2008:

	Shares (In thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2007	2,509	$1.54	$0
Granted	—	—	—
Exercised	—	—	—
Forfeited and expired	(3)	$1.00	$0

Outstanding at June 30, 2008	2,506	$1.54	$0

Exercisable at end of period	2,498	$1.55	$0

There were no stock options exercised during the six months ended June 30, 2008.

Income Taxes

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. No interest or penalties have been recognized during the six months ended June 30, 2008.

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes ("FASB 109"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more-likely-than-not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of June 30, 2008. There is a possibility that a limitation on the Company’s net operating loss carryforwards may have come into effect under Section 382 of the Internal Revenue Code as a result of cumulative stock ownership changes. As of June 30, 2008, the impact of such a limitation has no impact on the accompanying financial statements since all net operating losses have a full valuation allowance; however, such a limitation could impact substantially the reported gross asset related to the net operating loss carryforwards.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 creates a fair value hierarchy, which prioritizes the inputs that should be used in determining fair value. Under this pronouncement, companies must provide disclosures containing relevant information in the financial statements, allowing users to assess inputs used to measure fair value, as well as the effect of those measurements on earnings for the periods presented, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which defers the effective date of SFAS No. 157 for certain nonfinancial assets and liabilities, that are not recorded at fair value on a recurring basis until periods beginning after November 15, 2008. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. As of June 30, 2008, the Company did not hold any assets or liabilities required to be measured at fair value on a recurring basis, and therefore the adoption of the respective provisions of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of Statement of Financial Accounting Standards Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 159 did not have a significant impact on the financial statements for the six months ended June 30, 2008.

2. INVENTORIES

Inventories are summarized as follows:

	June 30, 2008 (In thousands)	December 31, 2007 (In thousands)
Raw materials	$3,395	$2,706
Finished goods	572	134

	$3,967	$2,840

The Company has established reserves for excess and obsolete inventory based upon current and expected sales trends, the amount of parts on-hand, the market value of parts on-hand and the viability and technical obsolescence of products and components. As of June 30, 2008, inventory reserves were approximately $15.3 million.

3. LEGAL PROCEEDINGS

The Company from time to time may be involved in various lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations.

4. COMMITMENTS

At June 30, 2008, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $1.0 million.

5. RELATED PARTY TRANSACTIONS

Services Rendered

During the three- and six-month periods ended June 30, 2008, Optel provided the Company with approximately $18,000 and $41,000 respectively, in services associated with information technology and accounting. These services are shown as a contribution of capital and are expensed within general and administration expenses.

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

For the six months ended June 30, 2008, one customer accounted for approximately 17% of total net sales. No other customer accounted for more than 10% of net sales.

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

We derive our revenues principally from product sales. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. Our estimate for the provision for sales returns and other allowances as of June 30, 2008 was approximately $54,000.

We also estimate the collectibility of our accounts receivables. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of June 30, 2008, was $1.5 million, net of our estimated reserve for uncollectible accounts of approximately $61,000.

We estimate the amount of excess and obsolete inventory. When evaluating the reserve for excess and obsolete inventory, we consider many factors, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $4.0 million as of June 30, 2008, net of our estimated reserve for excess and obsolete inventory of $15.3 million.

We estimate the impairment of long-lived assets. We monitor events and changes in circumstances that could indicate whether carrying amounts of long-lived assets may not be recoverable. These events and circumstances include any decrease in the market price of a long-lived asset, changes in the manner in which a long-lived asset is used, changes in legal factors and a current-period operating loss or cash flow loss combined with a history of operating losses or cash flow losses or a forecast that demonstrates continuing losses associated with the use of long-lived assets. When such an event or changes in circumstance occur, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. We recognize impairments when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. We could be required to take an additional impairment charge in the future should our actual cash flows be less than forecasted. As of June 30, 2008 a review of the carrying value of our long-lived assets and the probability of recovering such value indicated that no additional impairment charge was required.

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

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of June 30, 2008 was approximately $415,000.

We estimate the amount of liability the Company may incur as a result of pending litigation. As of June 30, 2008, the Company was not aware of any pending litigation, claims or assessments. Accordingly, there is no accrual for pending litigation at June 30, 2008.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company, which occurred in the three- and six- months ended June 30, 2008, compared to the three- and six- months ended June 30, 2007. The following sets forth certain financial data as a percentage of net sales:

	Percent of Net Sales for the Three Months Ended June 30,		Percent of Net Sales for the Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	100%	100%	100%	100%
Cost of goods sold	59	48	58	47

Gross profit	41	52	42	53

Operating expenses:
Engineering and development	25	13	22	17
Sales and marketing	29	19	26	21
General and administrative	14	9	12	10
Impairment of long-lived assets	—	1	—	—
Gain on sale of property and equipment	—	—	—	(4)

Total operating expenses	68	42	60	44

Operating profit (loss)	(27)	10	(18)	9
Other loss, net	(16)	(23)	(25)	(27)

Loss before income taxes	(43)	(13)	(43)	(18)
Provision for income taxes	—	—	—	—

Net Loss	(43)%	(13)%	(43)%	(18)%

Net Sales

Net sales for the quarter ended June 30, 2008, decreased $1.2 million, or 35%, to $2.2 million from $3.4 million for the quarter ended June 30, 2007. International net sales for the quarter ended June 30, 2008, were approximately $848,000, or 38% of net sales, as compared to approximately $1.4 million, or 42% of net sales, for the quarter ended June 30, 2007. The decrease in net sales was primarily attributable to a slowing global economy.

Net sales for the six months ended June 30, 2008, decreased $1.1 million, or 18%, to $4.8 million from $5.9 million for the quarter ended June 30, 2007. The decrease in net sales was primarily attributable to a slowing global economy. International net sales for the six months ended June 30, 2008, were approximately $1.6 million, or 34% of net sales, as compared to approximately $2.3 million, or 34% of net sales, for the six months ended June 30, 2007.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2008, totaled approximately $1.3 million, or 59% of net sales, as compared to $1.6 million, or 48% of net sales, for the quarter ended June 30, 2007. For the quarter ended June 30, 2008, cost of goods sold was lower due primarily to lower net sales.

Cost of goods sold for the six months ended June 30, 2008, totaled approximately $2.8 million, or 58% of net sales, as compared to $2.8 million, or 47% of net sales, for the quarter ended June 30, 2007. For the six months ended June 30, 2008, cost of goods sold was higher due to the higher percentage of NIC sales, lower repair and calibration service revenue and the allocation of fixed overhead costs over total lower net sales. NIC sales have a higher cost associated with them.

Gross Profit

Gross profit for the quarter ended June 30, 2008, decreased by approximately $844,000 to approximately $903,000, or 41% of net sales, from $1.7 million, or 52% of net sales, for the quarter ended June 30, 2007.

Gross profit for the six months ended June 30, 2008, decreased by approximately $1.1 million to approximately $2.0 million, or 42% of net sales, from $3.1 million, or 53% of net sales, for the six months ended June 30, 2007. Gross profit percentage decreased from the prior period reflecting a lower margin for certain NIC sales and the allocation of fixed overhead costs over lower net sales.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended June 30, 2008, increased by approximately $87,000 to $543,000, or 25% of net sales, from approximately $456,000, or 13% of net sales, for the quarter ended June 30, 2007. The increase is primarily due to an increase in workforce.

Engineering and development expenses for the six months ended June 30, 2008, increased by approximately $67,000 to $1.1 million, or 22% of net sales, from approximately $975,000, or 17% of net sales, for the six months ended June 30, 2007. The increase is due to an increase of work force in 2008.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows and promotional materials and warranty expenses. Sales and marketing expenses for the quarter ended June 30, 2008, were approximately $637,000 or 29% of net sales, a decrease of approximately $10,000 over the quarter ended June 30, 2007 of $647,000, or 19% of net sales. The decrease in sales and marketing expenses was primarily attributable to a decrease in travel expenses.

Sales and marketing expenses, which remained relatively flat for the six months ended June 30, 2008, were $1.2 million, or 26% net of sales, a decrease of approximately $11,000 compared with $1.3 million, or 21% net of sales, for the six months ended June 30, 2007.

General and Administrative

General and administrative expenses principally include salaries, other compensation, professional fees, facility rentals and information systems related to general management functions. General and administrative expenses which remained relatively flat for the quarter ended June 30, 2008, increased by approximately $19,000 to $314,000, or 14% of net sales from approximately $295,000, or 9% of net sales, for the quarter ended June 30, 2007

General and administrative expenses for the six months ended June 30, 2008, decreased by approximately $36,000 to $564,000, or 12% net of sales, from approximately $600,000, or 10% net of sales, for the six months ended June 30, 2007. The decrease reflects a reduction in consulting services and leasehold expenses.

Other Expense, net

Other expense, net for the quarter ended June 30, 2008 was approximately $361,000, a decrease of $426,000 as compared to other expense, net of approximately $787,000 for the quarter ended June 30, 2007. Other expense, net for the six months ended June 30, 2008 was approximately $1.2 million, a decrease of approximately $400,000 as compared to other expense, net of approximately $1.6 million for the quarter ended June 30, 2007. The decrease was primarily attributable to reduced interest expense due to the Optel loan restructuring.

Net Loss

Net loss for the quarter ended June 30, 2008 was $952,000, or $0.00 per diluted share, compared with net loss of approximately

$457,000, or $0.00 per diluted share, for the quarter ended June 30, 2007, for the reasons discussed above. Net loss for the six months ended June 30, 2008 was approximately $2.1 million or $0.01 per diluted share, compared to a net loss of approximately $1.1 million, or $0.00 per diluted share, for the six months ended June 30, 2007, for the reasons discussed above.

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

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2008 was approximately $560,000. This was primarily the result of a decrease in accounts receivable of $2.3 million offset by the increase in accounts payable of approximately $1.5 million.

Financing Activities

The Company used approximately $529,000 of net cash in financing activities for the six months ended June 30, 2008 to repay related-party notes payable.

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

We are not exposed to material fluctuations in currency exchange rates because the majority of our sales and expenses are denominated in U.S. dollars. As of June 30, 2008, the related party notes have an interest rate based upon LIBOR. As of June 30, 2008, a 1% change in LIBOR would have a $357,000 impact on interest expense.

Item 4.	Controls and Procedures.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2008, (1) our disclosure controls and procedures are not sufficiently effective pursuant to the requirements of the Sarbanes-Oxley Act of 2002 for companies our size, (2) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and (3) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2008, the Company retained a financial consultant to assist with period closings, integrating internal controls and preparing financial reports. There were no other significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company from time to time may be involved in various lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in response to Item 1A to Part 1 of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

The following matters were approved at our Annual Meeting of Stockholders for the fiscal year 2007, held May 22, 2008.

Proposal 1 – Election of Directors:

Name	Vote For	Vote Withheld
Dr. Bryan J. Zwan	250,107,396	753,145
Peter H. Collins	28,936,494	221,924,047
Robert F. Hussey	250,123,351	737,190
Gerald A. Fallon	250,137,267	723,274
Robert Moreyra	28,855,405	222,005,136

Proposal 2 – Ratification of Appointment of Independent Auditors:

Name	Vote For	Vote Against	Vote Abstain
Grant Thornton, LLP	248,710,873	328,800	1,820,867

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

A list of exhibits is set forth in the Exhibit Index found on page 19 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Digital Lightwave, Inc.
(Registrant)

By:	/s/ KENNETH T. MYERS
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2008

By:	/s/ KENNETH T. MYERS
Interim Chief Accounting Officer
(Principal Financial Officer)

Date: August 13, 2008

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