Form 10-K
period 2008-12-31
DIGITAL LIGHTWAVE INC
filed 2009-03-31
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Report or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Registrant’s voting and non-voting common equity held by non-affiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2008, was approximately $1,698,319 based on the last-sale price of $0.08 for shares of the Registrant’s Common Stock on such date as reported by the OTC Bulletin Board. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock issued and outstanding as of March 13, 2009, was 255,489,847.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders, which will be filed within 120 days after the close of the Registrant’s fiscal year ended December 31, 2008, are incorporated by reference into Part III.

FORM 10-K

For the Year Ended December 31, 2008

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

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by a new secured convertible promissory note in the principal amount of approximately $35.7 million (the “Restated Note”), and the revolving credit facility is evidenced by an additional secured convertible promissory note in the principal amount of $2.5 million (the “New Commitment Note” and, together with the Restated Note, the “Notes”). As of March 9, 2009, the balance of the Restated Note and New Commitment Note was $35.7 million and $2.5 million, respectively. The Notes bear interest at a rate equal to LIBOR plus 1.0% per annum and are secured by substantially all the Company’s assets pursuant to an amended and restated security agreement (the “Security Agreement”). From April 4, 2008 through March 9, 2009, interest expense related to the Restated Note was approximately $1.3 million which is recorded in other expense on the Consolidated Statements of Operations. As of December 31, 2008, accrued interest associated with the Notes of $465,000 is recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheets. Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010. Interest payments of approximately $321,000, $353,000 and $465,000 were made July 1, 2008, October 1, 2008 and January 5, 2009, respectively.

All the indebtedness evidenced by the Notes is convertible into common stock of the Company at the option of Optel at any time following approval of the conversion feature by the disinterested stockholders at a conversion price equal to the greater of $0.01 or average trading price of the stock during the five-day period preceding the date of any conversion. The Company and Optel have made it a condition to the indebtedness evidenced by the Notes becoming convertible, that the conversion feature be approved by the holders of a majority of the outstanding shares of common stock of the Company who are not affiliated with Optel or any of its affiliates at the Company’s 2009 annual meeting of stockholders. If such holders do not approve the conversion feature, the outstanding debt and accrued interest would immediately become due and payable in full upon demand by Optel at any time after the stockholders’ meeting.

On March 26, 2009 and March 30, 2009, the Company borrowed $200,000 and $225,000, respectively from Optel to fund its working capital requirements. The loans are evidenced by secured promissory notes that bear interest at 10.0% per annum and are secured by a security interest in substantially all of the Company’s assets. Principal and any accrued but unpaid interest under the secured promissory notes are due and payable upon demand by Optel at any time after May 31, 2009; provided, however, that the entire unpaid principal amount of the loan, together with accrued but unpaid interest, shall become immediately due and payable upon demand by Optel at any time on or following the occurrence of certain events as defined by the notes.

Our ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on our ability to obtain additional financing from funding sources, which may include, but may not be limited to, Optel. If we are not able to obtain additional financing, we expect that we will not have sufficient cash to fund our working capital and capital expenditure requirements for the near term and that we will not have the resources required for the payment of our current liabilities when they become due. Optel currently continues to be our principal source of financing. We have not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company.

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

Our revenue has been generated primarily from the sale of products from our original product line, the Network Information Computers (NIC). NICs are portable instruments used for the installation and maintenance testing of advanced, high-speed networks and transmission equipment. The NIC product family provides diagnostic capabilities for testing the performance of both optical and legacy electrical networks with an array of communications standards and transmission rates. Our product lines also include the Optical Wavelength Manager (OWM). The OWM is a monitoring system for Dense-Wavelength Division Multiplexing (DWDM) networks that remotely monitors up to eight optical fibers providing fast and highly accurate analysis of optical wavelengths for troubleshooting and predictive analysis.

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

With the emergence of internet protocol television (“IPTV”) and the popularity of video on demand services such as YouTube, the demand for bandwidth in the network is accelerating. This demand is pushing carriers to deploy higher bit rate services such as 40Gbps and 100 Gigabit Ethernet. Providing a cost-effective path to increase bandwidth without adding additional fiber, several 40Gbps networks have been deployed throughout the world, and significant new deployments are expected in 2009 and 2010. The 40Gbps market is expected to increase at least for the next three to five years at which time reasonably priced 100GigE products will overtake 40Gbps. Virtually all major network equipment vendors are developing 40Gbps transport equipment. The market for 40Gbps test instruments includes equipment manufacturers (for research and development as well as field implementation), network providers and government.

The current global credit crisis has effected many sectors of the world economy. Telecommunications has been shown to be a key input to economic growth and a critical utility for economic development. It is expected that federal legislation will contain $30 billion of stimulus for telecommunications, photonics and information technology over the next 24 months, with another $30 billion being spent on related activities that could further boost these sectors. Other nations are putting forth their own packages, which are also likely to contain telecommunications related investments. It is likely the stimulus packages will not have an immediate effect on the telecommunications industry due to delays in getting grants and contracts awarded. It is expected some effects will be seen by the end of 2009, with the largest portions of the stimulus being spent in 2010 and 2011.

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

The Company designs and manufactures its products in portable and rack mountable form factors to serve varied customer types. Portable products are lightweight, self-contained test instruments that are used for field applications such as network diagnostics, maintenance and troubleshooting. The Company provides the same technologies in a rack-mountable product offering, designed for deployment at key points throughout the network, namely at central offices (CO), data centers, and co-location facilities. The rack-mounted equipment provides for remote monitoring from a centralized network management console residing at the service providers’ network operations center (NOC). Having remotely deployed equipment allows service providers to monitor and manage their network on a full-time basis, thereby optimizing labor resources and minimizing the time and expense of diagnosis and resolution of network emergencies and repairs.

Digital Lightwave products are also applicable to laboratory and manufacturing applications. Network equipment manufacturers use our products during the research and development phase to ensure new equipment performs to designed specifications and conforms to international standards. Service providers and private network operators use our products in the laboratory environment to confirm network equipment functionality, compatibility and conformance to international standards. The Company’s products are also used to confirm functionality as part of the manufacturing process for network equipment providers throughout the world.

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

These products are based on modular and scalable hardware and software platforms with a flexible architecture that allow customers to easily upgrade existing systems to accommodate new technologies and thereby preserve the value of their original investment. We are utilizing the core technology within our NIC product line to continue developing portable and embedded products that address the evolving needs of the optical networking industry. Current platforms include:

•

The NIC 2.5G™, NIC 10G™, NIC 40G™, NIC BP™, NIC BP40G™, NIC NXG™ and NIC GigE™ are small units that accommodate two modules. They offer lightweight portability and ease of use through a 10.4” color touch-screen. The platforms can provide SONET/SDH, OTN, ATM, Ethernet, Fiber Channel, Optical Spectrum Analyzer and/or Serial Port testing via hardware and software (license-based) options.

•

The NIC Plus®/NIC Plus NXG® is a larger scalable testing platform that accommodates up to five test modules. The slightly bigger platform offers a 12.1” color touch-screen with the same easy-to-use GUI as the smaller NIC platforms, but provides the space and power for multiple modules or Jitter/Wander measurement capability up to 10Gbps.

•	The NIC EP® is an “embedded platform” designed for remotely operated embedded testing. It is mounted in a 19” or 23” equipment rack and accommodates up to five test modules.

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

•

MSA 2020 Module provides SONET/SDH test capability from 52Mbps 155Mbps, 2.5Gbps or 10Gbps with optional ATM, ODU Multiplexing, Generic Framing Procedure (GFP), Transport Network (OTN), GigE, 10GigE LAN and WAN and 10GigE with Forward Error Correction (FEC), Ethernet 10GigE, GigE, 10/100/1000BaseT and Fibre Channel.

•

MSA 2030 Module provides SONET/SDH test capability from 52Mbps 155Mbps, 2.5Gbps or 10Gbps with optional ATM, ODU Multiplexing, Generic Framing Procedure (GFP), Virtual Concatenation (VCAT), Link Adjustment Scheme (LCAS), Optical Transport Network (OTN), GigE, 10GigE LAN and WAN and 10GigE with Forward Error Correction (FEC), Ethernet 10GigE, GigE, 10/100/1000BaseT and Fibre Channel.

•

ESA 2025 Module provides Ethernet 10GigE, GigE, 10/100/1000BaseT with optional Fibre Channel, SONET/SDH test capability from 52Mbps 155Mbps, 2.5Gbps or 10Gbps, ODU Multiplexing, Generic Framing Procedure (GFP), Virtual Concatenation (VCAT), Link Adjustment Scheme (LCAS), Optical Transport Network (OTN), GigE, 10GigE LAN and WAN and 10GigE with Forward Error Correction (FEC).

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

Sales of Network Installation and Maintenance Products generated approximately 69% and 74% of our net sales for the years ended December 31, 2008 and 2007, respectively.

Network Management Tools

This product category consists of the Company’s Optical Wavelength Manager (OWM) product. The OWM is a highly sophisticated Dense Wave Division Multiplexing (DWDM) analysis system that provides functionality specifically designed for analysis of DWDM networks. Providing an SNMP (Simple Network Management Protocol) interface, it is easily connected to most network management systems. The technology utilized has no moving parts and therefore provides substantially better reliability and product life than traditional optical spectrum analyzers. The OWM is available in a compact rack-mountable form factor providing remote analysis and management via a web-enabled PC interface. The OWM remotely monitors up to eight optical fibers and provides fast and highly accurate analysis of optical wavelengths.

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

For the year ended December 31, 2008, one customer accounted for approximately 14.5% of net sales. For the year ended December 31, 2007, one customer accounted for approximately 11% of net sales. No other customer accounted for sales of 10% or more during those years.

Sales, Marketing and Customer Support

Sales

The Company primarily sells its products in the United States through a direct sales force to telecommunications service providers and network equipment manufacturers. Sales of our products have tended to be concentrated with a few major customers and we expect sales will continue to be concentrated with a few major customers in the future. The Company has a direct sales office in Dubai, managed by our Vice President of International Sales, to facilitate the Company’s growing market penetration of the Middle East, India and Far East markets. Our sales channels consist of a combination of direct salespeople, manufacturer representatives and distributors.

Marketing

The Company focuses its marketing efforts on equipment manufacturers and service providers developing and deploying high-speed fiber-optic networks. The Company seeks to build awareness of its products through a variety of marketing channels and methodologies, including industry trade shows, conferences, advertising in trade publications and internet-based marketing activities to targeted customers and association groups.

Customer Support

The Company offers technical support to its customers 24 hours a day, seven days a week. The customer support organization is comprised of highly skilled employees with extensive experience across a broad range of fiber optics network equipment and technologies. All service and repair work is performed at certified facilities in Florida, Italy, Australia, Mexico, Brazil and India. The Company offers a warranty of one to three years depending on the product as well as an extended warranty program.

Production

The Company’s NIC products are currently produced in Clearwater, Florida. The Company subcontracts the manufacture of computer systems, boards, plastic molds and metal chassis and certain subassemblies and components for the NIC products. The Company performs final assembly and programs the products with our software and firmware. The Company implements strict quality control procedures throughout each stage of the manufacturing process and tests the boards, subassemblies, and units at various stages in the process, including complete functional, system, environmental, and automation and final tests for qualification of the product. The Company also obtains other equipment manufacturers’ products for resale to customers.

Engineering and Development

The Company has organized its engineering and development efforts into product or project teams. These teams are organized around the development of a particular product, and each team is responsible for all aspects of the development of that product and any enhanced features or upgrades.

During fiscal years 2008 and 2007 the Company spent approximately $2.2 million and $2.0 million, respectively, on engineering and development activities.

Intellectual Property

As of March 13, 2009, we had eleven issued patents, including five issued patents in the United States relating to the NIC technology, and six issued patents relating to the DWDM technology.

Seasonality

Our sales are generally seasonal with the largest portion of quarterly sales tied to telecommunications industry purchasing patterns and tend to decrease during the first calendar quarter of each year.

International

The Company sells its products in domestic and international markets. Our domestic sales represented approximately 64% and 68%, of our net sales for the years ending 2008 and 2007, respectively. The Company’s international sales represented approximately 36% and 32% total net sales for the years ended 2008 and 2007, respectively.

Employees

As of March 13, 2009, we employed a full-time staff of 39 employees. None of the Company’s employees are represented by labor unions, and we believe our relations with our employees are good.

Item 1A.	Risk Factors

Our business is subject to various risks, including those described below. You should carefully consider the following risks, together with all of the other information included in this document before deciding to invest in our securities. Any of these risks could materially adversely affect our business, operating results and financial condition.

Beginning in the third quarter of 2001 and continuing through December 31, 2008, we incurred combined net losses of $170.0 million. For the years ended December 31, 2008 and 2007, we reported net losses of approximately $3.5 million and $2.6 million, respectively, and cash flows used by operations of $1.0 million and $1.4 million, respectively. We anticipate that our net operating losses may continue in fiscal year 2009.

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

We are dependent on contract manufacturers to produce our printed circuit assemblies and rely on sole and limited source suppliers, which could adversely affect our operations.

Our NIC products are currently produced in Clearwater, Florida. We subcontract the manufacturing of computer systems, boards, plastic molds and metal chassis and certain subassemblies and components for the NIC products. We perform final assembly and program the products with our software. We implement strict quality control procedures throughout each stage of the manufacturing process and test the boards and subassemblies at various stages in the process, including final test and qualification of the product. We have entered into a letter of agreement with MC Test Service, Inc. of Melbourne, Florida, to provide our subcontract manufacturing services. In the future, any failure to maintain our agreements with MC Test Service or enter into a substitute manufacturing agreement in a timely fashion could interrupt our operations and adversely impact our ability to manufacture our products, book sales and fulfill customer orders.

We currently utilize several key components in the manufacture of our products from sole-source or limited-source suppliers. Certain laser and laser amplifier components, power supplies, touch-screen sensors, single-board computers and semiconductor devices used in our NIC products are sourced from a single or a limited number of suppliers. The loss of a supplier for any of these key components could seriously disrupt our operations.

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

We formulate a monthly forecast of product sales on a 90 day forward looking basis and order materials and components based on these forecasts. Lead times for materials and components that we order vary significantly and depend on factors such as the specific supplier, purchase terms and demand for a component at a given time. There may be excess or inadequate inventory of certain materials and components if actual orders vary significantly from forecasts.

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

As of March 13, 2009, Dr. Bryan J. Zwan, our chairman of the board, beneficially owned 232,722,523 shares of our common stock, which represented approximately 91.1% of our outstanding common stock as of that date. As the beneficial holder of over 90% of the common stock of the Company, Dr. Zwan has substantial control over matters to be determined by the stockholders of the Company, which control may be exercised in a manner adverse to the interests of other stockholders of the Company.

We experience fluctuations in our operating results.

Our quarterly operating results have fluctuated in the past, and future quarterly operating results are likely to vary significantly due to a variety of factors, which are outside our control. Factors that could affect our quarterly operating results include the following:

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

We have undertaken a number of initiatives to reduce costs. These measures have included significant reductions in workforce and the relocation of our headquarters to a smaller facility that better meets our needs.

Since transitioning to a reduced cost structure, there are several risks inherent in operating as a smaller organization including, but not limited to, the risk that we will not be able to sustain our cost structure at a level necessary to restore profitability, resulting in the need for further restructuring initiatives that would entail additional charges and the risk that our ability to effectively develop and market products and remain competitive in the industries in which we compete could be impaired. Our leaner operations could have long-term effects on our business by reducing our pool of technical talent, decreasing or slowing improvements in our products, making it more difficult for us to respond to customers, limiting our ability to increase production quickly if the demand for our products increases, limiting our ability to maintain and update information systems and limiting our ability to hire and retain key personnel. These circumstances could have a material adverse effect on our business, financial condition and results of operations.

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

The current global economic environment is one of contraction. Many companies have reduced their capital expenditure budgets and credit is difficult to obtain. The United States government and other nations are enacting legislation intended to stimulate the economy with aid directed specifically to the telecommunications sector. The extent and the duration of the global downturn are uncertain, and it is also uncertain how effective the economic stimulus legislation will be. It is likely the economic stimulus legislation will not have an immediate effect on the telecommunications industry due to delays in awarding government grants and contracts. It is expected some effects will be seen by the end of 2009, with the largest portions of the stimulus being spent in 2010 and 2011.

Economic, political and other risks associated with international sales and operations could adversely affect our results of operations.

Because we sell our products worldwide, our business is subject to risks associated with doing business internationally. For the fiscal year ended December 31, 2008, net sales from international customers represented approximately 36% of our total net sales for that period. We anticipate that net sales from international customers will continue to represent a significant portion of our total net sales. In addition, many of our new distributors and service and sales personnel are increasingly located outside the United States Accordingly, our future results could be harmed by a variety of factors, including:

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

We shipped our first product, the NIC, in February 1996, and we have shipped in excess of 6,500 units. In addition, we have incurred substantial costs, including costs to:

•	develop and enhance our technology and products;

•	develop our engineering, production and quality assurance operations;

•	recruit and train sales, marketing and customer service groups;

•	build administrative and operational support organizations; and

•	establish international sales channels and strengthen existing domestic sales channels.

Our net losses totaled approximately $3.5 million and $2.6 million for the years ended December 31, 2008 and 2007, respectively. We anticipate that our net losses may continue in fiscal year 2009 due primarily to interest expense and costs associated with the introduction of new products and technologies.

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

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more-likely-than-not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of December 31, 2007 and December 31, 2008. There is a possibility that a limitation on the Company’s net operating loss carry-forwards may have come into effect under Section 382 of the Internal Revenue Code as a result of cumulative stock ownership changes. As of December 31, 2007 and December 31, 2008, the impact of such a limitation has no impact on the accompanying financial statements since all net operating losses have a full valuation allowance; however, such a limitation could impact substantially the reported gross asset related to the net operating loss carry-forwards.

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

The majority of our sales are from our initial product, the NIC, and we expect that sales of NIC will continue to account for a substantial portion of our sales for the foreseeable future. We are uncertain about the size and scope of the market for our current and future products, including the product lines we have acquired. Our future performance will depend on increased sales of the NIC, market penetration of the OWM product line, and the successful development, introduction and market acceptance of other new and enhanced products.

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

We believe that the principal competitors for our Network Installation and Maintenance Products are Anritsu, EXFO Electro-Optical Engineering, Inc., JDS Uniphase Corp., and Sunrise Telecom. We believe the principal competitors for our Network Management System are Agilent, EXFO, and Spirent. Many of our competitors and certain prospective competitors have significantly longer operating histories, larger installed bases, greater name recognition and significantly greater technical, financial, manufacturing and marketing resources. In addition, a number of these competitors have long-established relationships with our customers and potential customers.

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

For the year ended December 31, 2008, one customer accounted for approximately 14.5% of net sales. For the year ended December 31, 2007, one customer accounted for approximately 11% of net sales. No other customer accounted for sales of 10% or more during those years.

Our success depends on our ability to broaden our customer base to increase the level of sales. None of our customers have a written agreement with us that obligate them to purchase additional products from us. If one or more of our major customers decide not to purchase additional products or cancels orders previously placed, our net sales could decrease which could have a material adverse effect on our business, financial condition and results of operations.

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

Our success and ability to compete depend upon our proprietary technology that is protected through a combination of patent, copyright, trade secret and trademark law. As of March 13, 2009, we had eleven issued patents, including five issued patents in the United States relating to the NIC technology, and six issued patents relating to the DWDM technology. We can make no assurances the patents for which we have applied or intend to apply will be issued or that the steps that we take to protect our technology will be adequate to prevent misappropriation. Our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Our business strategy includes a plan to continue the increase in net sales in international markets, and the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. In addition, the Company may either license its proprietary rights to third parties or license certain technologies from third parties for use in the Company’s products.

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

Conversely, we may be required to spend significant resources to monitor and enforce our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before such detection takes place. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share. Furthermore, some intellectual property rights are licensed to other companies, allowing them to compete with us using that intellectual property.

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

The stocks of technology companies have experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. These broad market and industry factors listed above may have a material adverse effect on the market price of our common stock, regardless of our actual operating performance. These fluctuations in the market price of our common stock could have a material adverse effect on our business, financial condition and results of operations.

The sale or issuance of a significant number of shares of our stock could depress the price of our stock.

Sales or issuances of a large number of shares of our common stock in the public market or the perception that sales may occur could cause the market price of our common stock to decline. As of March 13, 2009, 255,489,847 shares of our common stock were outstanding. Of these shares, 27,767,324 are eligible for sale in the public market without restriction, including 5,000,000 shares held by an entity controlled by Dr. Zwan, our largest stockholder, that are registered for resale. In addition, entities controlled by Dr. Zwan hold an additional 227,722,523 shares of outstanding common stock. As an “affiliate” of the Company (as defined under Rule 144 of the Securities Act of 1933, as amended), Dr. Zwan may only sell shares of common stock in the public market in compliance with the volume limitations of Rule 144 or pursuant to an effective registration statement.

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

During the fourth quarter of 2008, no matters were submitted to a vote of stockholders through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of Common Stock have been quoted on the OTCBB under the symbol “DIGL” since June 8, 2005. Prior to that, the Company’s shares were quoted on the Nasdaq SmallCap Market under the same symbol since September 23, 2004 and prior to that on the Nasdaq National Market, also under the same symbol since February 7, 1997. The following table sets forth the high and low prices of our Common Stock as reported by the Nasdaq National Market, the Nasdaq SmallCap Market and OTCBB, as applicable, during the periods indicated for fiscal years ended December 31, 2008 and 2007. Prices reported by the OTCBB represent the range of high and low bid quotations and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Common Stock
	High	Low
2007
1st Quarter	$0.35	$0.13
2nd Quarter	$0.23	$0.16
3rd Quarter	$0.18	$0.09
4th Quarter	$0.15	$0.07

2008
1st Quarter	$0.12	$0.09
2nd Quarter	$0.12	$0.08
3rd Quarter	$0.10	$0.04
4th Quarter	$0.07	$0.01

On March 10, 2009, the last sale price of the Company’s Common Stock was $0.05 per share. As of March 10, 2009, there were approximately 625 holders of record of the Company’s Common Stock.

2008 Equity Compensation Table

The following table provides information as of December 31, 2008 with respect to shares of common stock that may be issued under the Company’s existing equity compensation plans.

	Column (a)	Column (b)	Column (c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,100,000	$1.56	10,037,214
Equity compensation plans not approved by security holders	—	$—	—
Total	2,100,000	$1.56	10,037,214

Dividend Policy

The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future. We anticipate that any earnings in the near future will be retained for the development and expansion of our business.

Recent Sales of Unregistered Securities

During the fiscal years ended December 31, 2008 and 2007, there were no sales of unregistered securities, except for those disclosed in a previously filed Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Item 6.	Selected Financial Data

None

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

The Company’s net sales are generated from sales of its products less an estimate for customer returns. We expect that the average selling price of our products will fluctuate based on a variety of factors, including market demand, product configuration, potential volume discounts to customers, the timing of new product introductions and enhancements and the introduction of competitive products. Because the cost of goods sold tends to remain relatively stable for any given product, fluctuations in the average selling price may have a material adverse effect on our business, financial condition and results of operations. Sales returns have historically been minimal and recognized on a specific identification basis.

Sales of our products have tended to be concentrated with a few major customers and we expect sales will continue to be concentrated with a few major customers in the future. For the year ended December 31, 2008, one customer accounted for approximately 14.5% of net sales. For the year ended December 31, 2007, one customer accounted for approximately 11% of net sales. No other customer accounted for sales of 10% or more during those years.

The Company recognizes revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. When selling through a distributor to an end-user customer, we either obtain an end-user purchase order documenting the order placed with the distributor or proof of delivery to the end-user as evidence that a sales arrangement exists. No revenue is recognized on products shipped on a trial basis. Warranties are provided on products with varying terms. Based upon historical claims experience and tracking of open warranty units, we believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold.

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

To maintain our market share, we are focused on maintaining technological leadership with our product lines and expanding our sales network to identify emerging opportunities and improve our account presence. During fiscal years 2007 and 2008, we expanded our international presence through the use of local distributors in Europe, Asia and the Middle East, while maintaining strong relationships with important domestic customers. Technologically, we continue to develop new applications for our installed product base to be realized with the use of new modular add-ons and enhancements to meet the growing needs of global high-speed data service requirements. During 2007 and 2008, we broadened our product offering and capabilities with the following important new products and enhancements:

2007

•	Introduction of Gigabit Ethernet Test Option to NGMR, enabling Ethernet testing at 1Gbps in the same module that supports SONET/SDH/OTN.

•	Introduction of GFP into OTN Test Option to NGMR, enabling NextGen GFP mapping direct to Optical Transport Network (OTN) rates.

•	Began development of 40/43Gbps testing module for NIC platform.

•	Introduction of Fiber Channel Test Option on High-Density Ethernet Module, enabling Fiber Channel testing application for Storage Area Network (SAN) applications.

•	Introduced NXG Series (NIC NXG and NIC Plus NXG), to highlight the capabilities of the Next Generation Multi-Rate (NGMR) module.

2008

•	Announced first demonstration of NIC Platform 40/43G features, in Italy and in the USA.

•	Introduced ESA (Ethernet Services Analyzer) 2025 Module, for Ethernet testing up to 10G with test options for SONET/SDH/OTN.

•	Introduced MSA 2020 (Multi-Services Analyzer) Module, for SONET/SDH testing with test options for OTN, GFP and Ethernet.

•	Introduced MSA 2030 (Multi-Services Analyzer) Module, for SONET/SDH testing with test options for OTN, GFP, VCAT, LCAS and Ethernet.

•	Introduced the Battery Option for the NIC Platform, enabling the instrument to be used in environments without power and ensuring accurate results in the event of power failure.

•	Introduced enhancements to the NIC Platform’s Ethernet testing feature set, enabling more thorough testing, quicker turn-up time and cost savings for customers.

We believe that these product enhancements will further complement our product portfolio and enable us to offer a broader range of products to our global customers.

Critical Accounting Policies

We believe that estimating asset valuation allowances and accrued liabilities are critical in the portrayal of our financial condition and results of operations and they require difficult, subjective and complex judgments that are often the results of estimates that are inherently uncertain. Specifically, we believe the following estimates to be critical:

•	sales returns and other allowances;

•	reserve for uncollectible accounts;

•	reserve for excess and obsolete inventory;

•	assessments of uncertain tax positions;

•	impairment of long-lived assets;

•	deferred tax valuation allowance; and

•	warranty reserve.

We make significant judgments and estimates and assumptions in connection with establishing the above-mentioned asset valuation allowances and accrued liabilities. If we made different judgments or used different estimates or assumptions for establishing such amounts, it is likely that the amount and timing of our revenue or operating expenses for any period would be materially different.

We derive our revenues principally from product sales. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. During the year ended December 31, 2008, a review of the amount of potential future product returns indicated no allowance was required.

We also estimate the collectability of our accounts receivable. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. Our accounts receivable balance as of December 31, 2008 was $1.7 million, net of our estimated reserve for uncollectible accounts of approximately $76,000.

We estimate the amount of excess and obsolete inventory and lower of cost or market adjustments. We consider many factors when making our estimates, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $3.6 million as of December 31, 2008, net of our estimated reserve for excess and obsolete inventory and lower of cost or market adjustments of approximately $14.1 million. Annually, we assess the utility of our inventory and determine the potential disposition of any obsolete items.

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more-likely-than-not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of December 31, 2007 and December 31, 2008. There is a possibility that a limitation on the Company’s net operating loss carry-forwards (“NOLS”) may have come into effect under Section 382 of the Internal Revenue Code as a result of cumulative stock ownership changes. As of December 31, 2007 and December 31, 2008, the impact of such a limitation has no impact on the accompanying financial statements since all net operating losses have a full valuation allowance; however, such a limitation could impact substantially the reported gross asset related to the net operating loss carry-forwards.

We recognize deferred tax liabilities and assets for expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the consolidated financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We provide for a valuation allowance for the deferred tax assets when we conclude that it is more likely than not that the deferred tax assets will not be realized. We review projected taxable income, reversal of taxable timing differences and tax planning ideas in order to assess recoverability. Based upon recurring taxable losses and the possibility of the use of the NOL’s being limited, a full valuation allowance has been provided.

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

We recognize impairment when there is an excess of the assets carrying value over the fair value as estimated using a discounted expected future cash flows model. In estimating undiscounted expected future cash flows, we must make judgments and estimates related to future sales and profitability. Should future sales trends or profitability be significantly less than that forecasted, our impairment could be understated. We could be required to take an additional impairment charge in the future should our actual cash flows be less than forecasted. During the year ended December 31, 2008, a review of the carrying value of our long-lived assets and the probability of recovering such value indicated no impairment charge was required.

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of December 31, 2008 was approximately $338,000.

Results of Operations

The following table sets forth certain financial data expressed as a percentage of net sales.

	December 31, 2008	December 31, 2007
Net sales	100%	100%
Cost of goods sold	58	51

Gross profit	42	49

Operating expenses:
Engineering and development	20	17
Sales and marketing	26	19
General and administrative	10	9
Gain on sale of property and equipment	—	(2)

Total operating expenses	56	43

Operating income (loss)	(14)	6
Interest income	—	—

Interest expense	(19)	(26)
Other income (expense),net	—	(1)

Loss before income taxes	(33)	(21)

Net income (loss)	(33)%	(21)%

-	Represents less than 1% of net sales.

Year Ended December 31, 2008 Compared With Year Ended December 31, 2007

Net Sales

Net sales for the year ended December 31, 2008, decreased by $1.3 million, or 11%, to $10.8 million from $12.1 million for the year ended December 31, 2007. Sales to repeat customers for the year represented approximately 87% of sales, or $9.4 million, as compared to approximately 96% of sales, or $11.6 million for 2007. In 2007 the Company experienced a 50% increase in demand for repair and calibration services as the telecom industry experienced an increase in demand. In 2008 revenue from repair and calibration returned to more traditional levels thus decreasing net sales. During 2008, the Company shipped 228 NIC units as compared to 300 units for the year ended December 31, 2007. The remainder of the decrease in net sales was primarily a result of the slowdown of the global economy during the forth quarter of 2008.

International sales for the year ended December 31, 2008, as a percentage of net sales, increased from 32% to 36% of net sales. For the year ended December 31, 2008, international sales decreased by $160,000 or 0.5% to $3.84 million from $3.9 million over the prior year.

Cost of Goods Sold

Cost of goods sold includes direct material costs and the costs of material purchased from third-party manufacturers as well as labor and overhead for production and service. Cost of goods sold for the year ended December 31, 2008 increased by $98,000, or 2%, to $6.2 million as compared to $6.1 million for the year ended December 31, 2007. The increased percentage of cost of goods sold relative to net sales is due to an additional $642,000 inventory reserve related to slow-moving or obsolete inventory, an increase in the allocated expenses of $124,000 and the allocations of fixed overhead costs to cost of goods with lower sales.

Gross Profit

Gross profit for the year ended December 31, 2008, declined to $4.6 million from $5.9 million for the year ended December 31, 2007. Gross margins for the years ended December 31, 2008 and 2007 were approximately 42% and 49%, respectively. The decrease in gross profit as a percentage of net sales is attributable to a relatively fixed overhead allocation applied against lower sales and the increase in the inventory reserves in 2008.

Engineering and Development

Engineering and development expenses principally include salaries for engineering, development and certain operations personnel, outside consulting fees and other development expenses. Engineering and development expenses for the year ended December 31, 2008, increased by $159,000 to $2.2 million, or 20% of net sales, from $2.0 million, or 17% of net sales, for the year ended December 31, 2007. The increase reflects an increase in staff during 2008. Increased expenditures were related to the development and verification of the MSA 2020/2030 modules and the NIC BP.

Sales and Marketing

Sales and marketing expenses principally include salaries for sales, commissions, travel, tradeshows, promotional materials and warranty expenses. Sales and marketing expenses for the year ended December 31, 2008, increased by $462,000 to $2.8 million, or 26% of net sales, from $2.3 million, or 19% of net sales, for the year ended December 31, 2007. The increase was primarily attributable to the increases in sales staff and associated travel expenses and commissions for sales made through representatives.

General and Administrative

General and administrative expenses principally include salaries, other compensation, professional fees, facility rentals, and information systems related to general management functions. General and administrative expenses for the year ended December 31, 2008, decreased by $62,000 to $1.1 million, or 10% of net sales, from $1.1 million, or 9% of net sales, for the year ended December 31, 2007. General and administrative expenses decreased due to lower facility rentals.

Impairment of Property and Equipment

During the year ended December 31, 2008, the Company did not incur any impairment charges. During the year ended December 31, 2007, the Company incurred a non-cash impairment charge of $19,000. The Company expects to recover property and equipment comprised of rental and demonstration units.

Other Income (Expense)

Other expense for the year ended December 31, 2008, decreased by $1.2 million to $2.0 million from $3.3 million of other expense in the year ended December 31, 2007. The decrease was primarily attributable to lower interest expense on the Notes owed to Optel resulting from the loan restructuring that occurred in April 2008.

Provision for Income Taxes

No provision for income taxes was made for the years ended December 31, 2008 and 2007 because any tax benefits resulting from the Company’s net losses have not been recognized due to a full valuation allowance being recognized against deferred tax assets. Management believes it is more likely than not that future tax benefits will not be realized as a result of expected future taxable losses.

Net Loss

For the reasons discussed above, net loss for the year ended December 31, 2008, was $3.5 million, or $0.01 per basic and diluted share, an increase of approximately $966,000, from a net loss of $2.6 million, or $0.01 per basic and diluted share, for the year ended December 31, 2007.

Liquidity and Capital Resources

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

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by a new secured convertible promissory note in the principal amount of approximately $35.7 million (the “Restated Note”), and the revolving credit facility is evidenced by an additional secured convertible promissory note in the principal amount of $2.5 million (the “New Commitment Note” and, together with the Restated Note, the “Notes”). As of March 9, 2009, the balance of the Restated Note and New Commitment Note was $35.7 million and $2.5 million, respectively. The Notes bear interest at a rate equal to LIBOR plus 1.0% per annum and are secured by substantially all the Company’s assets pursuant to an amended and restated security agreement (the “Security Agreement”). From April 4, 2008 through March 9, 2009, interest expense related to the Notes was approximately $1.3 million and recorded in other expense on the Consolidated Statements of Operations. As of December 31, 2008, accrued interest associated with the Notes of $465,000, is recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheets. Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010. Interest payments of approximately $321,000, $353,000 and $465,000 were made July 1, 2008, October 1, 2008 and January 5, 2009, respectively.

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

The Company’s ability to meet cash requirements and maintain sufficient liquidity over the next 12 months is dependent on the Company’s ability to obtain additional financing from funding sources which may include, but may not be limited to, Optel. Optel currently is and continues to be the principal source of financing for the Company. The Company has not identified any funding source other than Optel that would be prepared to provide current or future financing to the Company. If the Company is not able to obtain additional financing, it expects that it will not have sufficient cash to fund its working capital and capital expenditure requirements for the near term and will not have the resources required for the payment of its current liabilities when they become due. The Company cannot assure that it will be able to obtain adequate financing, that it will achieve profitability or, if it achieves profitability that the profitability will be sustainable or that it will continue as a going concern. As a result, our independent registered public accounting firm has included an explanatory paragraph for a going concern in their report for the year ended December 31, 2008.

On March 26, 2009 and March 30, 2009, the Company borrowed $200,000 and $225,000, respectively from Optel to fund its working capital requirements. The loans are evidenced by secured promissory notes that bear interest at 10.0% per annum and are secured by a security interest in substantially all of the Company’s assets. Principal and any accrued but unpaid interest under the secured promissory notes are due and payable upon demand by Optel at any time after May 31, 2009; provided, however, that the entire unpaid principal amount of the loan, together with accrued but unpaid interest, shall become immediately due and payable upon demand by Optel at any time on or following the occurrence of certain events as defined by the notes.

As of December 31, 2008, the Company’s unrestricted cash and cash equivalents were approximately $15,000, an increase of $3,000 from December 31, 2007. As of December 31, 2008, the Company’s working capital was approximately $2.6 million as compared to a working capital of $4.6 million as of December 31, 2007. Our operating cash flow is impacted by the reduction in accounts receivable due to reduced fourth quarter sales. Accounts payable has also grown due to inventory purchases in anticipation of stronger fourth quarter sales than what actually occurred.

Beginning in the third quarter of 2001 and continuing through December 31, 2008, the Company has incurred combined net losses of $170.0 million. The Company expects to continue to incur net losses in 2009. Management has taken actions to reduce operating expenses and capital expenditures. These actions include restructuring operations to more closely align operating costs with revenues.

On May 15, 2006, Optel established an irrevocable letter of credit in the amount of approximately $278,339 on the Company’s behalf and naming the Company’s landlord, currently Bay Vista TIC, as beneficiary. The letter of credit expires July 31, 2011.

Operating Activities

Net cash used in operating activities for the year ended December 31, 2008, was $1.0 million. This was primarily attributable to the net loss in 2008 of $3.5 million. The increase in accounts payable and accrued expenses totaled approximately $1.2 million. The Company added $1.0 million of demo and rental units. This increase resulted primarily from accrued but unpaid interest expenses of $465,000 and an increase in unpaid trade accounts payable of $737,000. The increase of on-hand inventory used operating cash of $1.2 million. An increase in prepaid expenses and other assets used operating cash of $22,000. Accounts receivable provided operating cash of approximately $2.1 million on net sales of approximately $10.8 million, as cash collections outpaced new customer billings during the fourth quarter.

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

Investing Activities

Investing activities provided cash flows of $246,000 during the year ended December 31, 2007 due to sales of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2008 of $1.0 million reflects $780,000 used to repay related-party notes payable and $1.8 million provided by related party borrowings. As of December 31, 2008 there remains $950,000 in available funds from the secured convertible promissory note.

Net cash provided by financing activities for the year ended December 31, 2007 of $783,000 was a result of $1.0 million additional financing provided by Optel, LLC and Optel Capital, LLC (see Note 9 to the Consolidated Financial Statements – Related Party Transactions). On February 5, 2008 the Company paid one note in full totaling $230,000 plus interest and on February 19, 2008 made partial payment on a second note of $300,000 plus interest.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141 (R)”). SFAS 141 (R) provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 141 (R) will have a material effect on the Company’s future financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in Consolidated Financial Statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS 160 will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133, (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial statements.

Off-Balance Sheet Arrangements

During the fiscal year ended December 31, 2008, the Company did not engage in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Trends and Uncertainties

During 2008, the telecommunications industry continued to experience modest growth. This recovery follows a period from 2001 to 2005 where the economy in general and the telecommunications industry specifically experienced a significant downturn. While there can be no assurance of the continuation of the current positive trends in the economy and in the telecom industry, we see the recovery in the telecommunications sector and fiber optic test equipment market continuing in the near term.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

None.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this Item are set forth at the end of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that, (1) our disclosure controls and procedures are not effective pursuant to the requirements of the Sarbanes-Oxley Act of 2002 for companies our size, (2) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and (3) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of the Company’s assets are made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria set forth in the Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008 because of material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions. Our management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions. The Company has developed a plan and is in process of executing the plan to mitigate these material weaknesses. Despite the existence of these material weaknesses, we believe the financial information presented herein is materially correct and in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

The information required by this Item will be set forth in the Proxy Statement for the Company’s annual meeting of stockholders to be held on May 14, 2009, (the “Proxy Statement”), which information is hereby incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be set forth in the Proxy Statement, which information is hereby incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1.	Financial Statements. See the Consolidated Financial Statements included with this report, the index to which is set forth on page F-1.

2.	Financial Statement Schedules. See the last page of the Consolidated Financial Statements.

3.	Exhibits. The following sets forth a list of the exhibits required by Item 601 of Regulation S-K and Item 15(b) of this form:

Exhibit No.	Ref.		Description
3.1	(1)	-	Certificate of Incorporation of the Company.

3.2	(2)	-	Amendment to Certificate of Incorporation of the Company dated June 21, 2002.

3.3	(2)	-	Amended and Restated By-laws of the Company dated June 21, 2002.

3.4	(4)	-	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

4.1	(1)	-	Specimen Certificate for the Common Stock.

10.1	(1)*	-	Form of Indemnification Agreement between the Company and officers and directors of the Company.

10.2	(1)	-	Digital Lightwave, Inc. 1996 Stock Option Plan.

10.3	(3)*	-	Amendment to 1997 Employee Stock Purchase Plan.

10.4	(4)*	-	Amended and Restated 2001 Stock Option Plan.

10.5	(5)	-	Credit and Restructuring Agreement, between the Digital Lightwave, Inc. and Optel Capital, LLC. dated April 4, 2008

10.6	(5)	-	Secured Convertible Promissory Noted (Restated Noted), issued by Digital Lightwave, Inc. to Optel Capital, LLC dated April 4, 2008

10.7	(5)	-	Secured Convertible Promissory Noted (New Commitment Loans) issued by Digital Lightwave, Inc. to Optel Capital, LLC dated April 4, 2008,

10.8	(5)	-	Amended and Restated Security Agreement, between Digital Lightwave, Inc. and Optel Capital, LLC dated April 4, 2008.

10.9	(5)	-	Registration Rights Agreement, between Digital Lightwave, Inc. and Optel Capital, LLC. dated April 4, 2008

10.10	+	-	Secured Convertible Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC dated March 26, 2009,

10.11	+	-	Secured Convertible Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC dated March 30, 2009,

23.1	+	-	Consent of Grant Thornton LLP.

24.1	+	-	Power of Attorney (included as part of signature page)

31.1	+	-	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	+	-	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	+	-	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	+	-	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
+	Filed with this report.
(1)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Registration Statement on Form S-1, File No. 333-09457, declared effective by the Securities and Exchange Commission on February 5, 1997.
(2)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 10-Q for the quarter ended March 31, 2002.
(3)	Incorporated by reference to Appendix B to the registrant’s Proxy Statement file April 22, 2002 for the 2002 Annual Meeting of Stockholders held on May 20, 2002.
(4)	Incorporated by reference to Appendix A to the registrant’s Proxy Statement filed January 4, 2005, for a Special Meeting of Stockholders held on February 10, 2005.
(5)	Incorporated by reference to the similarly described exhibits filed in connection with the Registrant’s Form 8-K on April 10, 2008.

(b)	Exhibits. The exhibits listed in Item 15(a)(3) above are filed as part of, or incorporated by reference into, this report.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL LIGHTWAVE, INC.

By:	/s/ KENNETH T. MYERS
Kenneth T. Myers
President and Chief Executive Officer

Date: March 31, 2009

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

NAME	TITLE	DATE

/s/ KENNETH T. MYERS	President and Chief Executive Officer	March 31, 2009
Kenneth T. Myers	(Principal Executive Officer)

/s/ KENNETH T. MYERS	Interim Chief Accounting Officer	March 31, 2009
Kenneth T. Myers	(Principal Accounting Officer)

/s/ DR. BRYAN J. ZWAN	Chairman of the Board	March 31, 2009
Dr. Bryan J. Zwan

/s/ PETER H. COLLINS	Director	March 31, 2009
Peter H. Collins

/s/ GERALD A. FALLON	Director	March 31, 2009
Gerald A. Fallon

/s/ ROBERT F. HUSSEY	Director	March 31, 2009
Robert F. Hussey

/s/ ROBERT MOREYRA	Director	March 31, 2009
Robert Moreyra

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Digital Lightwave, Inc.

We have audited the accompanying consolidated balance sheets of Digital Lightwave, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Lightwave, Inc. and subsidiaries as of December 31, 2008, and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred net losses of $3.5 million in 2008 and $2.6 million in 2007 and as of December 31, 2008, has a stockholders’ deficit of $33.7 million. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GRANT THORNTON LLP

Tampa, Florida
March 31, 2009

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$15	$12
Accounts receivable, less reserve for uncollectible accounts of $76 and $77 in 2008 and 2007, respectively	1,730	3,871
Inventories, net	3,576	2,840
Prepaid expenses and other current assets	196	184

Total current assets	5,517	6,907

Property and equipment, net	950	—
Other assets, net	214	204

Total assets	$6,681	$7,111

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,896	$1,729
Current portion of notes payable to related party	—	530

Total current liabilities	2,896	2,259
Other long-term liabilities	319	355
Notes payable to related party	37,204	34,797

Total liabilities	40,419	37,411

Commitments and Contingencies (Notes 8 and 12)	—	—
Stockholders’ deficit:
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 300,000,000 shares; issued and outstanding 255,489,847 and 255,480,847 shares in 2008 and 2007, respectively	26	26
Additional paid-in capital	123,167	123,088
Accumulated deficit	(156,931)	(153,414)

Total stockholders’ deficit	(33,738)	(30,300)

Total liabilities and stockholders’ deficit	$6,681	$7,111

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For The Years Ended December 31, 2008 and 2007

(In thousands, except share and per-share data)

	2008	2007
Net sales	$10,776	$12,058
Cost of goods sold	6,216	6,118

Gross profit	4,560	5,940

Operating expenses:
Engineering and development	2,183	2,024
Sales and marketing	2,800	2,338
General and administrative	1,059	1,121
Gain on sale of property and equipment	—	(265)
Impairment of long-lived assets	—	19

Total operating expenses	6,042	5,237

Operating income (loss)	(1,482)	703

Other expenses:
Interest expense	(2,018)	(3,186)
Other expense	(17)	(68)

Total other expense	(2,035)	(3,254)

Loss before income taxes	(3,517)	(2,551)
Provision for income taxes	—	—

Net loss	$(3,517)	$(2,551)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Weighted average common and common equivalent shares outstanding	255,488,224	253,661,021

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

For The Years Ended December 31, 2008 and 2007

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Total
	Shares	Amount
Balance December 31, 2006	35,241,831	$3	$87,982	$(150,863)		$(62,878)
Comprehensive loss:

Net loss	—	—	—	(2,551)	(2,551)	(2,551)

Comprehensive loss					$(2,551)

Non cash sale from related party	—	—	55	—		55
Contributed services from related party	—	—	211	—		211
Issuance of common stock	16,501	—	3	—		3
Conversion of notes payable to related party and accrued interest to common stock	220,222,515	23	34,751	—		34,774

Stock compensation expense	—	—	86	—		86

Balance December 31, 2007	255,480,847	$26	$123,088	$(153,414)		$(30,300)

Comprehensive loss:
Net loss				(3,517)	(3,517)	(3,517)

Comprehensive loss					$(3,517)

Contributed services from related party			76			76
Issuance of common stock	9,000	—	1			1
Stock compensation expense			2			2

Balance December 31, 2008	255,489,847	$26	$123,167	$(156,931)		$(33,738)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2008 and 2007

(In thousands)

	2008	2007
Cash flows from operating activities:
Net loss	$(3,517)	$(2,551)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on sale of property and equipment	—	(265)
Deprecation and amortization	54	—
Provision for excess and obsolete inventory	642	—
Impairment of long-lived assets	—	19
Contributed services from related party	76	211
Stock compensation expense	2	86
Changes in operating assets and liabilities:
Accounts receivable	2,141	(1,486)
Inventories	(2,382)	(111)
Prepaid expenses and other assets	(22)	104
Accounts payable, accrued expenses and other liabilities	1,988	2,551

Net cash used in operating activities	(1,018)	(1,442)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	265
Purchases of property and equipment	—	(19)

Net cash provided by (used in) investing activities	—	246

Cash flows from financing activities:
Proceeds from notes payable—related party	1,800	1,055
Principal payments on notes payable—other	—	(50)
Principal payments on notes payable—related party	(780)	(225)
Proceeds from sale of common stock, net of expense	1	3

Net cash provided by financing activities	1,021	783

Net increase (decrease) in cash and cash equivalents	3	(413)
Cash and cash equivalents at beginning of period	12	425

Cash and cash equivalents at end of period	$15	$12

Supplemental disclosures of non cash activities:
Accrued interest transferred to notes payable to related party	$857	—
Debt and accrued interest converted into common stock	$—	$34,774
Reduction of interest payable from sale of property and equipment	$—	$265
Inventory used as demonstration and rental units transferred to property and equipment	$1,004	$—

Supplemental disclosures of cash flow information:
Cash paid for interest	$696	$55

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

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by a new secured convertible promissory note in the principal amount of approximately $35.7 million (the “Restated Note”), and the revolving credit facility is evidenced by an additional secured convertible promissory note in the principal amount of $2.5 million (the “New Commitment Note” and, together with the Restated Note, the “Notes”). As of March 9, 2009, the balance of the Restated Note and New Commitment Note was $35.7 million and $2.5 million, respectively. The Notes bear interest at a rate equal to LIBOR plus 1.0% per annum and are secured by substantially all the Company’s assets pursuant to an amended and restated security agreement (the “Security Agreement”). Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010.

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

On March 26, 2009 and March 30, 2009, the Company borrowed $200,000 and $225,000, respectively from Optel to fund its working capital requirements. The loans are evidenced by a secured promissory notes that bears interest at 10.0% per annum and are secured by a security interest in substantially all of the Company’s assets. Principal and any accrued but unpaid interest under the secured promissory notes are due and payable upon demand by Optel at any time after May 31, 2009; provided, however, that the entire unpaid principal amount of the loan, together with accrued but unpaid interest, shall become immediately due and payable upon demand by Optel at any time on or following the occurrence of certain events as defined by the notes.

The financial statements have been prepared assuming the Company will continue as a going concern. While the Company has been exploring alternative financing to raise additional funding, it has not identified a funding source other than Optel that would be willing to provide current or future financing. In the future, if the Company issues additional equity securities to raise funds, the ownership percentage of the existing stockholders would be diluted, and the new investors may demand rights, preferences or privileges senior to those of existing holders of common stock. Additional debt incurred by the Company would be senior to equity with respect to the ability of the debt holders to make claims on the assets. In addition, the terms of any debt issued could impose restrictions on the Company’s operations. If adequate funds are not available to satisfy either short- or long-term capital requirements, the Company may be required to curtail operations significantly or to seek funds through arrangements with strategic partners or other parties that may require the Company to relinquish material rights to certain of its products, technologies or potential markets, or may be forced to seek protection under bankruptcy laws. The Company cannot assure that it will be able to obtain adequate financing which raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2007, the Company incurred a $19,000 impairment charge. During the year ended December 31, 2008, the Company incurred no impairment charges.

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

The reconciliation of the warranty reserve for the years ended December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(In thousands)
Beginning balance	$471	$487
Warranty provision	157	147
Warranty costs	(290)	(163)

Ending balance	$338	$471

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

The Company sells extended warranty contracts. Revenue is recognized over the period of the extended warranty after the expiration of the initial warranty. In 2007 the Company began selling software maintenance agreements for its NIC product line. These agreements extend the software maintenance period two or three years from the expiration of the initial software maintenance period provided with each unit sold. Revenue from these contracts is recognized on a monthly basis beginning after the initial period has expired.

For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class. Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance of Statement of Financial Accounting Standards (“SFAS”) No. 153 Exchanges of Non- monetary Assets and Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Non-monetary Transactions and related interpretations. Revenue and cost of sales are recorded based upon the cash portion of the transaction. The remaining costs associated with the new units are assigned to the units received on trade. When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction. For the years ended December 31, 2008 and 2007, the Company recorded approximately $518,000 and $1.3 million, of revenue from transactions that included a trade-in component.

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

The Company assesses collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. Collateral is not requested from customers. If it is determined collectability is not reasonably assured at the time of the sale, revenue is recognized at the time collection becomes reasonably assured.

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

Reserve for uncollectible accounts for the year ended December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(In Thousands)
Balance at Beginning of Period	$77	$84
Write-offs	(1)	(7)

Balance at End of Period	$76	$77

Engineering and Development

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

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more-likely-than-not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS 109.

Shipping and Handling Costs

Shipping and handling costs associated with inbound freight are included in product costs. Shipping and handling costs associated with outbound freight are generally billed to the customer and are recorded as revenue and the related expense is included in cost of goods sold.

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For all the years presented, diluted net loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. There were no incremental shares from common stock equivalents during the years ended December 31, 2008 and 2007. Total outstanding stock options of 2,100,000, and 2,509,000, shares for the years ended December 31, 2008 and 2007, respectively, were excluded from the computation, as the inclusion of such would be anti-dilutive. The table below presents the basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

	December 31, 2008	December 31, 2007
Basic:
Weighted average common shares outstanding	255,488,224	253,661,021

Total basic	255,488,224	253,661,021
Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	255,488,224	253,661,021

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. As of December 31, 2008 and 2007, substantially all of the Company’s cash balances were deposited with high quality financial institutions. During the normal course of business, the Company extends credit to customers conducting business primarily in the telecommunications industry both within the United States and internationally.

For the year ended December 31, 2008 one customer accounted for 14.5% of net sales. For the year ended December 31, 2007, one customer accounted for approximately 11% of net sales. No other customer accounted for sales of 10% or more during those years

The Company sells its products in domestic and international markets. The Company’s international sales represented approximately 36% and 32% of total net sales for the years ended 2008 and 2007, respectively.

Fair Value of Financial Instruments

The carrying value of certain financial instruments, including cash, accounts receivable, accounts payable, and accrued liabilities approximate fair market value based on their short-term nature.

Stock Based Compensation

The Company applies the provisions of SFAS No.123 (revised 2004), Share-Based Payment, (“SFAS 123R”) which requires the Company to recognize expense related to the fair value of stock-based compensation awards, including employee stock options.

The Company consistently used the Black-Scholes option pricing model for estimating the fair value of options granted. The Company used historical data to estimate the option exercise and employee departure behavior used in the valuation model. Forfeitures are estimated on the date of grant and shares vest on a graded schedule, with shares being earned per day under the accrual method. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The risk-free rates for periods within the contractual term of the options are based on the U.S. Treasury stripped coupon interest in effect at the end of the quarter. The volatility factor is based upon averaging the week ending prices for Digital Lightwave and other comparable public companies for periods matching the terms of the options granted. The Company had $2,000 and $86,000 of compensation cost for stock-based employee compensation for the years ended December 31, 2008 and 2007, respectively. No tax benefits were recognized for these costs due to recurring losses.

Segment Reporting

As of December 31, 2008, the Company was not organized by multiple operating segments for the purpose of making operating decisions or assessing performance. Accordingly, the Company operated in one segment.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141 (R)”). SFAS 141 (R) provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 141 (R) will have a material effect on the Company’s future financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in Consolidated Financial Statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS 160 will have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133, (“SFAS 161”). SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 will have a material impact on its financial statements.

2. INVENTORIES

Net inventories at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(In thousands)
Raw materials	$3,425	$2,706
Finished goods	151	134

	$3,576	$2,840

We currently utilize several key components in the manufacture of our products from sole-source or limited-source suppliers. Certain laser and laser amplifier components, power supplies, touch-screen sensors, single-board computers and semiconductor devices used in our NIC products are sourced from a single or a limited number of suppliers. The loss of a supplier for any of these key components could seriously disrupt our operations.

The total reserve balance for inventory at December 31, 2008 and 2007 approximated $14.1 million and $13.9 million, respectively. When evaluating the adequacy of the reserve for excess and obsolete inventory and lower cost or market, the Company analyzes current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of products. The Company believes the reserve for excess and obsolete inventory as of December 31, 2008 and 2007, is adequate.

As of December 31, 2008 and 2007, inventories included approximately $896,000 and $940,000, respectively of trade-in products, which are fully reserved.

Reserves activity for excess and obsolete inventory for the years ended December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(In Thousands)
Balance at beginning of period	$13,912	$15,468
Charged to costs and expenses	642	—
Write-offs or disposals	(462)	(1,556)

Balance at end of period	$14,092	$13,912

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(in thousands)
Test equipment	$6,188	$6,272
Demonstration and loaner units	4,428	3,244
Computer equipment and software	4,705	4,716
Office furniture, fixtures and equipment	936	2,264
Leasehold improvements	19	19
Tooling	1,028	1,028
Tradeshow fixtures and equipment	359	359

	17,663	17,902

Less: accumulated depreciation and impairment of property and equipment	(16,713)	(17,902)

	$950	$—

4. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(in thousands)
Accounts payable	$1,394	$657
Interest payable	465	—
Current portion of accrued warranty	179	243
Employee related accruals	213	160
Accrued returns and allowances	—	54
Sales tax accruals	203	219
Accrued expenses and other	94	73
Deferred revenue	272	217
Accrued sales commissions	76	106

	$2,896	$1,729

5. INCOME TAXES

For the years ended December 31, 2008 and 2007, the Company has not recorded federal or state income tax provisions on a current or deferred basis due to the operating losses experienced during those periods. The tax effected amounts of temporary differences at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(in thousands)
Current:
Deferred tax assets:
Accrued liabilities	$3,630	$3,177
Other assets	5,365	5,264
Valuation allowance	(8,995)	(8,441)

Total current deferred tax assets	$—	$—

Non-current:
Deferred tax assets:
Net operating loss carry forward	142,298	141,256
Fixed assets	424	272
Research and experimentation credit	4,140	4,140
Valuation allowance	(146,862)	(145,668)

Total non-current deferred tax assets	$—	$—

A full valuation allowance has been recorded at December 31, 2008 and 2007 with respect to the deferred tax assets since the Company believes that it is more likely than not that future tax benefits will not be realized. Factors considered in determining that a full valuation allowance was necessary include the Company’s history of large operating losses and uncertainty as to whether the Company would be able to attain long-term profitability.

The Company had a valuation allowance of approximately $155.9 million and $154.1 million as of December 31, 2008, and 2007, respectively. The increase in the valuation allowance represents the non-recognition of the current year net deferred tax asset because of the uncertainty as to their future use or realization. As of December 31, 2008, the Company had net operating loss carry-forwards of approximately $378 million for tax purposes. The Company has recorded taxable deductions for the exercise of stock options and for certain securities litigation costs for which the benefit of approximately $90 million has been allocated to additional paid-in capital. The tax benefit of this additional net operating loss has not been realized due to the 100% valuation allowance against the deferred tax assets. This deduction will be reported directly as an increase in additional paid-in capital and will not be recorded in the Company’s consolidated statement of operations when and if the tax benefit is realized. Loss carry-forwards will expire between the years 2008 and 2024. As of December 31, 2008, the Company also had general business credit carry-forwards of approximately $4.1 million that expire between the years 2008 and 2021.

The Company has not recorded any unrecognized tax positions as of December 31, 2008 and 2007. There is a possibility that a limitation on the Company’s net operating loss carry-forwards may have come into effect under Section 382 of the Internal Revenue Code as a result of cumulative stock ownership changes. As of December 31, 2008 and 2007, the impact of such a limitation has no impact on the accompanying financial statements since all net operating losses have a full valuation allowance; however, such a limitation could impact substantially the reported gross asset related to the net operating loss carry-forwards.

The following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the consolidated statement of operations.

	December 31, 2008	December 31, 2007
	( in thousands)
Tax provision at U.S. federal income tax rate	$(1,196)	$(867)
State income tax provision net of federal	(128)	(93)
Adjustment to net operating loss carryforward	(650)	1,339
Net operating losses expiring in current year	188	—
Other, net	36	10
Valuation allowance increase (decrease)	1,750	(389)

Provision for income taxes	$—	$—

6. NOTES PAYABLE, LINE OF CREDIT AND LETTER OF CREDIT

Through April 2008, the Company funded operations and other working capital requirements with short-term notes payable. The principal lender is Optel, an entity controlled by the Company’s largest stockholder and current chairman of the board of directors, Dr. Bryan J. Zwan.

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

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by a new secured convertible promissory note in the principal amount of approximately $35.7 million (the “Restated Note”), and the revolving credit facility is evidenced by an additional secured convertible promissory note in the principal amount of $2.5 million (the “New Commitment Note” and, together with the Restated Note, the “Notes”). As of March 9, 2009, the balance of the Restated Note and New Commitment Note was $35.7 million and $2.5 million, respectively. The Notes bear interest at a rate equal to LIBOR plus 1.0% per annum and are secured by substantially all the Company’s assets pursuant to an amended and restated security agreement (the “Security Agreement”). During the year ended December 31, 2008 and 2007, interest expense related to the Notes was approximately $2.0 and $3.2 million, respectively and recorded in other expense on the Consolidated Statements of Operations. As of December 31, 2008, accrued interest associated with the Notes of $465,000 is recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheets. Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010. Interest payments of approximately $321,000, $353,000 and $465,000 were made July 1, 2008, October 1, 2008 and January 5, 2009, respectively.

All the indebtedness evidenced by the Notes is convertible into common stock of the Company at the option of Optel at any time following approval of the conversion feature by the disinterested stockholders at a conversion price equal to the greater of $0.01 or the average trading price of the stock during the five-day period preceding the date of any conversion. The Company and Optel have made it a condition to the indebtedness evidenced by the Notes becoming convertible, that the conversion feature be approved by the holders of a majority of the outstanding shares of common stock of the Company who are not affiliated with Optel or any of its affiliates at the Company’s 2009 annual meeting of stockholders. If such holders do not approve the conversion feature, the outstanding debt and accrued interest shall immediately become due and payable in full upon demand by Optel at any time after the stockholders’ meeting.

Pursuant to a Registration Rights Agreement entered into in connection with the Credit Agreement, the Company has agreed to file, upon written demand by Optel, a registration statement covering the resale by Optel of the shares of common stock issuable upon conversion of the Notes.

Optel maintains an irrevocable letter of credit in the amount of approximately $278,339 on the Company’s behalf and naming Bay Vista TIC, the Company’s landlord, as beneficiary. The letter of credit expires July 31, 2011.

7. LEASES

The Company is obligated under various non-cancelable leases primarily for office space. Total rent expense was approximately $299,000 and $349,000 for the years ended December 31, 2008 and 2007, respectively. Future minimum lease commitments under operating leases were as follows:

Year Ending	December 31, Amount
(in thousands)
2009	283
2010	294
2011	175
Thereafter	—

$752

8. COMMITMENTS

At December 31, 2008, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $685,000. The majority of the quantities under order are deliverable upon demand by the Company.

The Company indemnifies its officers and directors against costs and expenses related to shareholder and other claims, which are not covered by the Company’s directors and officers insurance policy. This indemnification is ongoing and does not include a limit on the minimum potential future payments, nor are there any resource provisions or collateral that may offset the cost. As of December 31, 2008 and 2007, the Company has not recorded a liability for any obligations arising as a result of these indemnifications.

9. RELATED PARTY TRANSACTIONS

During 2008 and 2007, Optel provided the Company with approximately $76,000 and $211,000, respectively, in services associated with information technology and administrative services. These services are shown as a contribution of capital and are expensed, within general and administration expense.

10. COMMON STOCK AND STOCK OPTIONS

Stock Option Plans

The Company has one stock option plan. The stockholders of the Company approved the 2001 Stock Option Plan (the “2001 Option Plan”) at a special meeting held February 27, 2001. Under the 2001 Option Plan, 3,000,000 shares, plus (i) the number of shares available for grant under the former 1996 Option Plan and (ii) the number of shares subject to options outstanding under the 1996 Option Plan to the extent that such options expire or terminate for any reason prior to exercise in full, were reserved for issuance (with the sum of (i) and (ii) as stated above not to exceed 2,735,872 shares). The 2001 Option Plan superseded the 1996 Option Plan with respect to future grants.

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

Transactions related to the 2001 and 1996 Option Plans are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at 12/31/06	3,180,539	$2.44
Granted	—	$—
Exercised	—	$—
Forfeited	(671,539)	$5.78

Outstanding at 12/31/07	2,509,000	$1.54

Granted	—	$—
Exercised	—	$—
Forfeited	(409,000)	$1.44

Outstanding at 12/31/08	2,100,000	$1.56

The following table summarizes information about stock options outstanding at December 31, 2008:

Range of Exercise Price	Number Outstanding At December 31, 2008	Outstanding Weighted Average Remaining Life	Outstanding Weighted Average Exercise Price	Number Exercisable At December 31, 2008	Exercisable Weighted Average Exercise Price
$ 0.22 - $ 1.40	1,145,000	1.70	$1.01	1,145,000	$1.01
$ 1.60 - $ 2.26	955,000	1.19	$2.23	955,000	$2.23

	2,100,000			2,100,000	$1.56

There was no intrinsic value of options exercised for the years ended December 31, 2008 and 2007. As of December 31, 2008, there was no unrecognized compensation cost related to non-vested options that is expected to be recognized in 2009. There was no intrinsic value of options fully vested or expected to vest at December 31, 2008.

Employee Stock Purchase Plan

The Company’s 1997 Employee Stock Purchase Plan provided employees with the opportunity to purchase shares of the Company’s Common Stock. An aggregate of 300,000 shares of the Company’s Common Stock were reserved for issuance under the Plan. On May 20, 2002 the shareholders of the Company approved an amendment to the Employee Stock Purchase Plan that increased the number of shares of Common Stock authorized for issuance thereunder by an additional 300,000 shares. At December 31, 2008 a total of 455,607 shares had been purchased by employees participating in the plan at a weighted-average price per share of $4.06. The plan expired on June 30, 2007.

11. DEFINED CONTRIBUTION PLAN

The Company offers a defined contribution plan that qualifies under IRC section 401(k). All full-time employees are eligible to participate in the plan after three months of service with the Company. Employees may contribute up to 15% of their salary to the plan, subject to certain Internal Revenue Service limitations. The Company matches the first 6% of such voluntary contributions at 50% of the amount contributed by the employee. The Company has not made unmatched contributions. For the years ended December 31, 2008 and 2007, total company contributions to the plan were approximately $58,000 and $66,000, respectively.

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

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(in thousands, except share and per-share data)
Net sales	$2,596	$2,204	$4,115	$1,861
Gross profit (1)	1,105	903	2,206	346
Operating profit (loss)	(259)	(591)	730	(1,362)
Net loss	(1,104)	(952)	370	(1,831)

Basic and diluted loss per share (2)	$(0.00)	$(0.00)	$0.00	$(0.01)

Weighted average shares outstanding and average shares and equivalents outstanding	255,484,160	255,489,006	255,489,847	255,488,224

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(in thousands, except share and per-share data)
Net sales	$2,491	$3,385	$2,305	$3,877
Gross profit	1,361	1,747	1,189	1,643
Operating loss	197	330	(149)	325
Net loss	(603)	(457)	(982)	(509)

Basic and diluted loss per share (2)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding and average shares and equivalents outstanding	248,124,730	255,467,346	255,470,433	253,661,021

(1)	Gross profit for the fourth quarter of 2008 included a charge of $250,000 for an increase in inventory reserves.
(2)	Loss per share was calculated for each three-month period on a stand-alone basis.

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