Form 10-K/A
period 2008-12-31
DIGITAL LIGHTWAVE INC
filed 2009-04-30
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None.

EXPLANATORY NOTE

The registrant is filing this amendment (“Amendment No. 1”) to Form 10-K for the fiscal year ended December 31, 2008 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009. The registrant is filing herewith certain information required by Part III, Items 10 through 14 of Form 10-K, that is required to be filed with the SEC within 120 days after the registrant’s fiscal year ended December 31, 2008. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the registrant is including with this Amendment No. 1 certain currently dated certifications required by Part III. This Amendment No. 1 on Form 10-K/A amends no other information included in the Annual Report on Form 10-K. The Original Filing continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

FORM 10-K/A CROSS REFERENCE INDEX

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

The following table and narrative sets forth certain biographical information about each member of the Board of Directors (the “Board”) of Digital Lightwave, Inc. (the “Company”), including each such director’s name, year of first election or appointment to the Board, age, position with the Company during the fiscal year end December 31, 2008, principal occupations for the last five years and directorships with other public companies. There are no family relationships among any of the directors, director nominees or executive officers of the Company.

Name	First Became Director	Age	Position
Dr. Bryan J. Zwan (4)	1990	61	Chairman

Gerald A. Fallon (1)(2)(3)(5)	2000	59	Director

Robert Moreyra (2)(3)	2003	50	Director

Peter H. Collins (1)(2)(3)(5)	2004	40	Director

Robert F. Hussey (4)	2000	60	Director
(1) Member of the Audit Committee. (2) Member of the Compensation Committee. (3) Member of the Nominating Committee. (4) Member of the Executive Committee. (5) Member of the Special Committee.

Dr. Bryan J. Zwan co-founded the Company in October 1990 and served as Chairman of the Board from its inception until July 1999. In addition, Dr. Zwan served as the Company’s Chief Executive Officer from the Company’s inception until December 1998 and served as its President from inception until March 1996 and from October 1996 until December 1998. Dr. Zwan was re-appointed as Chairman of the Board, Chief Executive Officer and President of the Company in January 2002. In August 2002, the Board accepted the resignation of Dr. Zwan as President and Chief Executive Officer of the Company. Dr. Zwan continues to serve as the Chairman of the Board. Dr. Zwan holds a Ph.D. degree in Space Physics from Rice University and B.S. degrees in Physics and Chemistry from the University of Houston.

Mr. Gerald A. Fallon served as Executive Vice President and Senior Managing Director – KeyCorp (Capital Markets) until he retired in March 2001. Mr. Fallon currently serves as Chairman and Chief Executive Officer of Lander North Asset Management LLC and also serves on the Board of Directors of Logos Communications, Inc., Thomas F. McDonald & Partners and Sierra Novo. Additionally, he serves on the Bratenahl, Ohio Land Conservancy. Mr. Fallon holds a B.A. degree in Economics from Georgetown University and an M.B.A. degree in Finance from Columbia University.

Mr. Robert Moreyra has been Senior Managing Director of Atlantic American Capital Advisors, LLC (“AACA”), an investment bank specializing in small and mid-sized technology companies and a wholly owned subsidiary of Atlantic American Corporate Group, LLC (“AACG”), a holding company that owns AACA, as well as other private equity and merchant banking operations since February 2001. Mr. Moreyra is Managing Principal and a 15% owner of AACG. Mr. Moreyra was a Managing Director of H.C. Wainwright & Co., Inc. from February 2000 to February 2001, Managing Director of The First American Investment Banking Corporation from May 1999 to February 2000, Vice President of Corporate Finance at William R. Hough & Co. from April 1998 to May 1999, Managing Director with Tunstall Consulting, Inc. from September 1997 to March 1998 and Chief Executive Officer of Pardue, Heid, Church, Smith & Waller, Inc. from February 1986 to February 1998. Additionally, Mr. Moreyra has served on the board of directors of Fugleberg Koch Architects, Inc. since February 2003. Mr. Moreyra received his B.B.A. degree in Finance from Florida International University and an M.B.A. degree from the University of Central Florida.

Mr. Peter H. Collins has served as a director since December 2004. Mr. Collins co-founded and currently directs all private equity activities for Forge Capital Partners and is the CEO of FCP’s Community Reinvestment Partners series of real estate funds (CRP). CRP I and its follow-on fund, CRP II are large Florida-based private real estate investment partnerships. Prior to Forge and CRP and beginning in 1998, Mr. Collins was a Partner and Managing Director with the private equity firm Rock Creek Capital, located in Jacksonville, Florida. He also served as a Manager with the Florida State Board of Administration (Florida’s Public Pension Fund) in Tallahassee, and served four years as Chief of Staff to Florida State Senator Charles Williams. Mr. Collins received both a B.S. degree in Finance and an M.B.A. degree in Finance from Florida State University.

Mr. Robert F. Hussey served as Interim President and Chief Executive Officer of the Company from February 2005 to February 2006 and as Strategic Restructuring Advisor for the Company from December 2002 to December 2003. Mr. Hussey was President and Chief Executive Officer of Metro Vision of North America, Inc., a niche cable television company, from February 1991 until April 1997, when it merged with York Hannover Health Care, Inc. Mr. Hussey was elected Chairman of World Racing Group, Inc. in November 2007 and he also serves as a Director. He also serves as a director of H.C. Wainwright and Company, Inc., MediaNetGroup, Inc., and Axcess International, Inc.

EXECUTIVE OFFICERS

The following sets forth certain biographical information about each of the Company’s current executive officers including their names, ages, and principal positions with the Company for the periods indicated and a description of each such executive officer’s background. Executive officers are appointed by the Board and serve at the pleasure of the Board, subject to the terms of any employment agreements between the executive officers and the Company. There are no family relationships among any of the directors, director nominees or executive officers of the Company.

Name	Age	Positions
Kenneth T. Myers	54	President, Chief Executive Officer, Principal Financial Officer and Secretary

Mr. Kenneth T. Myers has served as the Company’s President, Chief Executive Officer, Principal Financial Officer and Secretary since February 2006. Mr. Myers is a co-founder of the Company and has served the Company in various capacities, including as a distinguished member of the technical staff, engineering manager, vice president of technology and chief technical officer since November 1991 (except from January 2002 to July 2004 while on sabbatical). Prior to co-founding the Company, Mr. Myers served from March 1987 to February 1991 as an engineering manager for optical developments in several start-up companies. Mr. Myers’s career in engineering and development has spanned 30 years.

CORPORATE GOVERNANCE

Audit Committee

The Board has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Audit Committee is currently composed of two directors, Mr. Fallon (Chairman) and Mr. Collins, who: (i) are independent, as independence for audit committee members is defined under Rule 4200 of the NASDAQ Marketplace Rules; (ii) meet the criteria for independence set forth in Rule 10-A-3(b)(1) under the Exchange Act; (iii) have not participated in the preparation of the financial statements of the Company during the past four years; and (iv) are able to read and understand fundamental financial statements, including the Company’s balance sheet, income statement, and cash flow statement. In addition, the Audit Committee has at least one member who has past employment experience in finance. The Audit Committee is responsible for overseeing the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements. The Audit Committee held four meetings during the year ended December 31, 2008.

The Audit Committee operates under a written charter adopted by the Board, a copy of which was attached as Appendix A to the Company’s Proxy Statement filed with the SEC on April 23, 2007. The Audit Committee reviews and reassesses the adequacy of such charter on an annual basis. The Board has determined that Gerald A. Fallon qualifies as an audit committee financial expert, as defined under SEC rules.

Nominating Committee

The Nominating Committee currently consists of Mr. Collins (Chairman) and Mr. Fallon, each of whom is independent, as independence for nominating committee members is defined under Rule 4200 of the NASDAQ Marketplace Rules, and Mr. Moreyra. The Nominating Committee did not meet in 2008. The Nominating Committee operates under a written charter adopted by the Board, a copy of which was attached as Appendix A to the Company’s Proxy Statement filed with the SEC on December 17, 2004. The Nominating Committee is responsible for identifying individuals qualified to become members of the Board and for selecting, or recommending that the Board select, nominees to the Board for election at the Company’s annual meeting of stockholders.

Other Committees

The Executive Committee consists of Dr. Zwan (Chairman) and Mr. Hussey. The Executive Committee did not meet in 2008. During 2008 the Special Committee was composed of Mr. Fallon (Chairman) and Mr. Collins and was formed by the Board in 2003 for the purpose of reviewing the fairness of transactions between the Company and affiliates of Dr. Zwan. The Special Committee held two meetings during the year ended December 31, 2008.

Compensation Committee

The Compensation Committee consists of Messrs. Collins (Chairman), Fallon and Moreyra. The Compensation Committee recommends to the Board compensation for the Company’s executive officers and directors and oversees the administration of the Company’s employee stock option and stock purchase plans. All decisions of the Compensation Committee relating to compensation of the Company’s executive officers are reviewed and approved by the entire Board. Compensation Committee does not use outside compensation consultants on a regular basis. Messers. Collins and Fallon serve as independent directors (as defined in Rule 4200 of the NASDAQ Marketplace Rules). The Compensation Committee did not meet in 2008 and is not governed by a written charter.

Code of Ethics

The Company has adopted a Code of Ethics that applies to, among others, its principal executive, financial and accounting officers, and other persons, if any, performing similar functions. Our Code of Ethics can be obtained from the Company, without charge, by written request to the Secretary at the Company’s address.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) under the Exchange Act requires the Company’s executive officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company’s executive officers, directors and greater than ten percent (10%) stockholders complied with all applicable Section 16(a) filing requirements for the fiscal year ended December 31, 2008.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives

The Company’s executive compensation policy is designed to establish an appropriate relationship between executive pay and the Company’s annual performance, its long-term growth objectives and its ability to attract and retain qualified executive officers. The Compensation Committee attempts to achieve these goals by integrating, on an individualized basis, competitive annual base salary with stock options through the Company’s stock option plan and otherwise. The Compensation Committee believes that cash compensation in the form of salary and where appropriate, bonuses, provides the Company’s executives with short-term rewards for success in operations, and that long-term compensation through the award of stock options better coordinates the objectives of management with those of the stockholders with respect to the long-term performance and success of the Company. The Compensation Committee generally takes into consideration a variety of subjective and objective factors in determining the compensation package for executive officers, including how compensation compares to that paid by competing companies and the responsibilities and performance by each executive and the performance of the Company as a whole. In making its determinations, the Compensation Committee attempts to address the unique challenges that are present in the telecommunications industry in which the Company competes against a number of public and private companies with respect to attracting and retaining executives and other key employees.

Elements of 2008 Compensation

The primary element of executive compensation is base salary. The annual salary is determined on the basis of each executive officer’s responsibility, the general salary practices of companies with which the Company competes and each officer’s individual qualifications and experience. The Company provided the named executive officers, like its other employees, a base salary in order to compensate them for the services that they provide to the Company over the course of the year. The Company attempts to meet competitive salary norms for a company of its size and to reward exceptional performance and increased levels of responsibility through annual salary increases.

Base salaries are typically evaluated annually and, subject to any employment agreements, adjusted from their base level from year to year based upon the executive’s performance, level of responsibility and other factors relating to individual performance. In determining whether the executive goals have been achieved, the Compensation Committee considers numerous factors, including the following: the Company’s performance as measured by earnings, adjusted EBITDA, revenues, market share, technologies developed, and total assets. Although the Compensation Committee measures performance and increases compensation in light of these factors, no direct correlation exists between any specific criteria and an executive’s compensation, nor in its analysis, does the Compensation Committee attribute a particular weight to any specific criteria. A subjective determination is made after review of all relevant information, including the above.

The Company, due to its size, and performance over the past few years, generally does not pay any bonuses or stock awards. When appropriate, bonuses generally are based on actual corporate and individual performance compared to targeted performance criteria and various subjective performance criteria. Subjective performance criteria include an executive’s ability to motivate others, develop the skills necessary to grow as we mature as a company, recognize and pursue new business opportunities and initiate programs to enhance our growth and success. The Compensation Committee does not rely on a formula that assigns a pre-determined value to each of the criteria, but instead evaluates an executive officer’s contribution in light of all criteria. No named executive officer received a cash bonus or stock award in 2008.

Compensation for executive officers may also include the long-term incentives afforded by stock options and restricted stock awards. The purpose of stock options and restricted stock awards is to align the long-term interests of our executives and our stockholders and assist in the retention of executives. The size of stock-based awards is generally intended to reflect the executive’s position and contributions to the Company including each executive’s success in achieving the individual performance criteria described above and contributions to the corporate goals.

Because of the direct relationship between the value of an option and the market price of our Common Stock, the Compensation Committee believes that granting stock options is an effective method of motivating executive officers to manage the Company in a manner that is consistent with the interests of the Company and our stockholders. However, because of the evolution of regulatory, tax and accounting treatment of equity incentive programs, and because it is important to us to retain our executive officers and key employees, the Compensation Committee realizes that it is important that the Company utilize other forms of equity awards as and when we may deem it necessary.

COMPENSATION COMMITTEE REPORT

The Compensation Committee met with management to review and discuss the Compensation Discussion and Analysis. Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Company’s 2008 Annual Report on Form 10-K, and the Board has approved that recommendation.

Respectfully submitted by The Compensation Committee of the Board of Directors Peter Collins, Chairman Gerald A. Fallon Robert Moreyra

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows, for the years ended December 31, 2007 and 2008, the cash and other compensation awarded to, earned by, or paid to Mr. Myers (the “Named Executive Officers”) for all services in all capacities. No other executive officer earned in excess of $100,000 during the year ended December 31, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)

Kenneth T. Myers President & Chief Executive Officer	2008 2007	225,000 225,000	— —	— —	— 3,285	— —	— —	6,750 6,750	231,750 235,035

(1)	Amount shown in this column is based on the accounting expense recognized by the Company in fiscal year 2007 related to stock option awards granted to the Named Executive Officers, exclusive of any estimates of forfeiture relating to service-based vesting. The assumptions used to calculate the accounting expense recognized are set forth in Note 1 to the Company’s audited financial statements.
(2)	Amounts shown in this column represents the value of perquisites for 401(k) matching contributions for Mr. Myers.

2008 Grants of Plan-Based Awards

The Named Executive Officers were not granted any stock options or any stock awards vest during the year ended December 31, 2008.

Outstanding Executive Equity Awards at Fiscal Year-End

No equity awards from the Company to Named Executive Officers are outstanding as of December 31, 2008.

Option Exercises and Stock Vested

The Named Executive Officers did not exercise any stock options and did not have any stock awards vest during the year ended December 31, 2008.

Pension Benefits and Deferred Compensation Plans

The Company does not provide pension benefits or deferred compensation plans.

Section 401(k) Plan

In 1997, the Company adopted a 401(k) Salary Savings Plan (the “401(k) Plan”) covering the Company’s full-time employees located in the United States. The 401(k) Plan is intended to qualify under Section 401(k) of the Internal Revenue Code, so that contributions to the 401(k) Plan by employees or by the Company, and the investment earnings thereon, are not taxable to employees until withdrawn from the 401(k) Plan, and so that contributions by the Company, if any, will be deductible by the Company when made. Pursuant to the 401(k) Plan, employees may elect to reduce their current compensation by up to the statutorily prescribed annual limit ($15,500 in 2008 or $20,500 for employees 50 years or older) and to have the amount of such reduction contributed to the 401(k) Plan. The 401(k) Plan permits, but does not require, additional matching contributions to the 401(k) Plan by the Company on behalf of all participants in the 401(k) Plan. Currently, the Company matches the first 6% of such voluntary contributions at 50% of the amount contributed by the employee.

Compensation Committee Interlocks and Insider Participation

During 2008, the Compensation Committee consisted of Mr. Collins (Chairman), Mr. Fallon and Mr. Moreyra. During 2008, none of the Company’s executive officers or former officers served on the Compensation Committee or board of directors of any entities whose directors or officers serve on the Company’s Compensation Committee or the Board.

DIRECTOR COMPENSATION

The following table shows the cash compensation as well as certain other compensation paid to the Company’s directors during the year ended December 31, 2008:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Peter H. Collins	$37,500	$—	$—	$—	$—	$—	$37,500

Gerald A. Fallon	37,500	—	—	—	—	—	37,500

Robert F. Hussey	37,500	—	1,115	—	—	—	38,615

Robert Moreyra	37,500	—	—	—	—	—	37,500

Dr. Bryan J. Zwan	—	—	—	—	—	—	—

(1)	Amounts shown in this column are based on the accounting expense recognized by the Company in fiscal year 2008 related to stock option awards, exclusive of any estimates of forfeitures relating to service-based vestings. The assumption used to calculate the accounting expense recognized in fiscal year 2008 for these stock options is set forth in “Note 1-Summary of Significant Accounting Policies” under Stock Based Compensation to the Company’s consolidated audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Each independent director automatically receives an option to purchase 50,000 shares of Common Stock under the 2001 Stock Option Plan upon joining the Board and is entitled to automatically receive an additional option to purchase 25,000 shares of Common Stock under the 2001 Stock Option Plan upon re-election at each Annual Meeting of Stockholders thereafter. Each of the directors elected not to receive the option grant to which he was otherwise entitled after the 2008 Annual Meeting of Stockholders. Directors of the Company receive an annual service fee of $30,000. Employee directors do not receive compensation for their service on the Board. Directors are also reimbursed for travel and other expenses relating to attendance at meetings of the Board or committees. During 2008, Dr. Zwan elected not to receive any compensation, either in terms of director fees or stock option grants for services he provided to the Company as Chairman of the Board. Additionally, during 2008, Dr. Zwan elected not to be reimbursed by the Company for travel and other expenses related to attendance at meetings of the Board or committees.

Outstanding Director Equity Awards at Fiscal Year-End

The following shows the outstanding equity awards of the Company’s directors as of December 31, 2008. The Company did not grant any awards to the Named Executive Officers under any equity incentive plans during the year ended December 31, 2008.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date
Peter H. Collins	50,000	—	1.30	12/7/2010

Gerald A. Fallon	25,000 25,000 100,000 100,000	— — — —	1.28 2.26 2.26 1.01	1/12/2009 3/4/2010 3/4/2010 11/8/2010

Robert F. Hussey	25,000 100,000 25,000 100,000 100,000 250,000 100,000	— — — — — — —	1.28 1.28 2.26 2.26 1.01 1.11 0.26	1/23/2009 1/23/2009 3/4/2010 3/4/2010 11/8/2010 2/15/2011 7/1/2011

Robert Moreyra	50,000 25,000 200,000 200,000	— — — —	0.78 2.26 2.26 1.01	12/26/2009 3/4/2010 3/4/2010 11/8/2010

Dr. Bryan J. Zwan	—	—	—	—

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Ownership of Certain Beneficial Owners and Management

The following table lists the stockholders known to the Company to be the beneficial owners of more than 5% of the Shares as of April 9, 2009. The table also provides the stock ownership as of the same date of all directors, all executive officers and all directors and executive officers as a group. As of April 9, 2009, there were 255,485,347 shares of Common Stock issued and outstanding. To the knowledge of the Company, except as noted in the footnotes below, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise noted in the footnotes, the address for each person is c/o Digital Lightwave, Inc., 5775 Rio Vista Drive, Clearwater, Florida 33760.

	Shares Beneficially Owned (1)
Executive Officers and Directors	Amount and Nature of Beneficial Ownership	Percent of Common Stock (8)
Dr. Bryan J. Zwan (2)	232,722,523	91.1%
Robert F. Hussey (3)	575,000	*
Robert Moreyra (4)	475,000	*
Gerald A. Fallon (5)	225,000	*
Kenneth T. Myers (6)	50,000	*
Peter H. Collins (7)	50,000	*
All executive officers and directors as a group (6 persons)	234,097,523	91.6%

*	Less than one percent.
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of Common Stock subject to options or convertible securities that are currently exercisable or convertible or are exercisable or convertible within 60 days of April 9, 2009, are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Consists of (a) 11,518,750 shares of Common Stock owned through affiliates controlled by Dr. Zwan, ZG Nevada Limited Partnership and ZG Nevada, Inc., and (b) 221,203,773 shares of Common Stock owned by Optel Capital, LLC (“Optel”), an entity controlled by Dr. Zwan. Dr. Zwan’s address is c/o Orrick, Herrington & Sutcliffe LLP, 1000 Marsh Road, Menlo Park, California 94025, and Attention: Louis D. Soto.
(3)	Consists of 575,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 9, 2009.
(4)	Consists of 475,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 9, 2009.
(5)	Consists of 225,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 9, 2009.
(6)	Consists of 50,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 9, 2009.
(7)	Consists of 50,000 shares of Common Stock issuable upon exercise of options that are currently exercisable or exercisable within 60 days of April 9, 2009.
(8)	The percent of shares beneficially owned is based upon the 255,489,847 shares of Common Stock issued and outstanding on April 9, 2009, and the number of shares held by the executive officers or directors of the Company. See Notes (2) through (7) above.

Equity Compensation Plan Information

The following table sets forth the Company’s equity compensation plan information as of December 31, 2008.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (1)	2,100,000	$1.56	10,037,214
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	2,100,000	$1.56	10,037,214

(1) These plans consist of the 2001 Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

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

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by a new secured convertible promissory note in the principal amount of approximately $35.7 million (the “Restated Note”), and the revolving credit facility is evidenced by an additional secured convertible promissory note in the principal amount of $2.5 million (the “New Commitment Note” and, together with the Restated Note, the “Notes”). As of March 9, 2009, the balance of the Restated Note and New Commitment Note was $35.7 million and $2.5 million, respectively. The Notes bear interest at a rate equal to LIBOR plus 1.0% per annum and are secured by all the Company’s assets pursuant to an amended and restated security agreement (the “Security Agreement”). From April 4, 2008 through March 9, 2009, interest expense related to the Restated Note was approximately $1.3 million, which is recorded in other expense on the Consolidated Statements of Operations. As of December 31, 2008, accrued interest associated with the Notes of $465,000 is recorded in accounts payable and accrued liabilities on the Consolidated Balance Sheets. Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010. Interest payments of approximately $321,000, $353,000 and $465,000 were made July 1, 2008, October 1, 2008 and January 5, 2009, respectively.

Board of Directors Independence

The Board has determined that Messrs. Collins and Fallon are independent as defined under Rule 4200 of the NASDAQ Marketplace Rules.

Item 14.	Principal Accountant Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

	2008	2007
Audit Fees	$313,629	$276,789
Audit-Related Fees	—	—
Tax Fees (1)	31,625	39,196
All Other Fees (2)	78,211	16,733

Total Fees	$423,465	$332,718

The following list details the aggregate fees billed by Grant Thornton LLP and Sterling Management Resources, Inc. for professional services during 2008 and 2007. Unless otherwise specified, the amounts represent fees paid to Grant Thornton LLP

(1)	Consisted of fees for tax compliance, tax advice and tax planning services for federal, state and local taxes.

(2)	Consisted of fees billed by Sterling Management Resources, Inc. for services relating to Sarbanes-Oxley compliance.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services provided by our independent registered public accounting firm. The policy is designed to ensure that the provision of these services does not impair the registered public accounting firm’s independence. Under the policy, any services provided by the independent registered public accounting firm, including audit, audit-related, tax and other services, must be specifically pre-approved by the Audit Committee.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

For 2008, all audit, audit-related and tax services including all other services provided by Grant Thornton LLP were pre-approved.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(3) Exhibits

Exhibits are incorporated herein by reference or are filed with this Amendment No. 1 to Annual Report on Form 10-K/A as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
31.1	Certifications of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Chief Executive Officer and Vice President, Finance Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL LIGHTWAVE, INC.

By:	/s/ KENNETH T. MYERS
Kenneth T. Myers
President and Chief Executive Officer

Date: April 30, 2009

We the undersigned directors and officers of the Registrant, hereby severally constitute Kenneth T. Myers our true lawful attorney with full power to him to sign for us, in our names, in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ KENNETH T. MYERS	President and Chief Executive Officer	April 30, 2009
Kenneth T. Myers	(Principal Executive Officer)

/s/ KENNETH T. MYERS	Interim Chief Accounting Officer	April 30, 2009
Kenneth T. Myers	(Principal Accounting Officer)

/s/ DR. BRYAN J. ZWAN	Chairman of the Board	April 30, 2009
Dr. Bryan J. Zwan

/s/ PETER H. COLLINS	Director	April 30, 2009
Peter H. Collins

/s/ GERALD A. FALLON	Director	April 30, 2009
Gerald A. Fallon

/s/ ROBERT F. HUSSEY	Director	April 30, 2009
Robert F. Hussey

/s/ ROBERT MOREYRA	Director	April 30, 2009
Robert Moreyra