Form 10-Q
period 2009-03-31
DIGITAL LIGHTWAVE INC
filed 2009-05-15
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009, or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐ (Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the Registrant’s Common Stock as of May 5, 2009, was 255,489,847.

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended March 31, 2009

2

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$62	$15
Accounts receivable, less allowance of $76 in 2009 and 2008	1,891	1,730
Inventories, net	3,313	3,576
Prepaid expenses and other current assets	209	196

Total current assets	5,475	5,517
Property and equipment, net	953	950
Other assets, net	214	214

Total assets	$6,642	$6,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	2,328	$2,896
Current portion of notes payable to related party	38,579	—

Total current liabilities	40,907	2,896
Other long-term liabilities	310	319

Notes payable to related party	—	37,204

Total liabilities	41,217	40,419

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 300,000,000 shares; issued and outstanding 255,489,847 and 255,489,847 shares in 2009 and 2008, respectively	26	26
Additional paid-in capital	123,199	123,167
Accumulated deficit	(157,800)	(156,931)

Total stockholders’ deficit	(34,575)	(33,738)

Total liabilities and stockholders’ deficit	$6,642	$6,681

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Three Months Ended March 31,
	2009	2008
Net sales	$2,037	$2,596
Cost of goods sold	1,175	1,491

Gross profit	862	1,105

Operating expenses:
Engineering and development	499	510
Sales and marketing	682	604
General and administrative	311	250

Total operating expenses	1,492	1,364

Operating loss	(630)	(259)
Other expense, net	(239)	(845)

Loss before income taxes	(869)	(1,104)
Provision for income taxes	—	—

Net loss	$(869)	$(1,104)

Per share of common stock:
Basic net loss per share	$(0.00)	$(0.00)

Diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	255,489,847	255,484,160

Weighted average common and common equivalent shares outstanding	255,489,847	255,484,160

The accompanying notes are an integral part of these consolidated condensed financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(869)	$(1,104)
Adjustments to reconcile net loss to cash used in operating activities:
Compensation expense for stock option grants	—	1
Contributed services from related party	32	23
Depreciation and amortization	86	—
Changes in operating assets and liabilities:
Accounts receivable	(161)	1,703
Inventories	174	(456)
Prepaid expenses and other assets	(13)	(351)
Accounts payable, accrued expenses and other liabilities	(577)	1,252

Net cash provided by (used in) operating activities	(1,328)	1,068

Cash flows from financing activities:
Proceeds from notes payable - related party	1,375	—
Principal payments on notes payable - related party	—	(530)
Proceeds from sale of common stock, net of expense	—	1

Net cash used provided by (used in) financing activities	1,375	(529)

Net increase in cash and cash equivalents	47	539
Cash and cash equivalents at beginning of period	15	12

Cash and cash equivalents at end of period	$62	$551

Supplemental disclosures of non cash activities:
Inventory used as demonstration and rental units transferred to property and equipment	$89	$—

Supplemental disclosures of cash flow information – related party:
Cash paid for interest	$697	$—

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

The accompanying unaudited consolidated condensed financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company,” “Digital Lightwave,” “us,” “we,” “our,” etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three months ended March 31, 2009, is not necessarily indicative of results that may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by a new secured convertible promissory note in the principal amount of approximately $35.7 million (the “Restated Note”), and the revolving credit facility is evidenced by an additional secured convertible promissory note in the principal amount of $2.5 million (the “New Commitment Note” and, together with the Restated Note, the “Notes”). As of March 31, 2009, the balance of the Restated Note and New Commitment Note was $35.7 million and $2.5 million, respectively. The Notes bear interest at a rate equal to LIBOR plus 1.0% per annum and are secured by substantially all the Company’s assets pursuant to an amended and restated security agreement (the “Security Agreement”). Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010.

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

On March 26, 2009 and March 30, 2009, the Company borrowed $200,000 and $225,000, respectively from Optel to fund its working capital requirements. The loans were made outside the Credit Agreement and are evidenced by secured promissory notes that bear interest at 10.0% per annum and are secured by a security interest in substantially all of the Company’s assets. Principal and any accrued but unpaid interest under the secured promissory note is due and payable upon demand by Optel at any time after May 31, 2009; provided, however, that the entire unpaid principal amount of the loans, together with accrued but unpaid interest, shall become immediately due and payable upon demand by Optel at any time on or following the occurrence certain events as defined by the notes.

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

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Beginning balance	$338	$471
Warranty provision	123	50
Warranty costs	(109)	(77)

Ending balance	$352	$444

Revenue Recognition

The Company derives its revenue principally from product sales. The Company recognizes revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured.

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

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the three months ended March 31, 2009 and 2008, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. There were no incremental shares from common stock equivalents for the three months ended March 31, 2009 and 2008. Total outstanding stock options of 2,100,000 and 2,509,000 shares for the years ended December 31, 2008 and 2007, respectively, were excluded from the computation, as the inclusion of such would be anti-dilutive. The table below presents the basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

	Three Months Ended March 31,
	2009	2008
Basic:
Weighted average common shares outstanding	255,489,847	255,484,160
Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	255,489,847	255,484,160

Stock-Based Compensation

The Company’s compensation cost for stock-based employee compensation was $0 and $1,000 for the three months ended March 31, 2009 and 2008, respectively. No tax benefits were recognized for these costs due to recurring losses.

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

Stock Option Plans

The Company has one stock option plan with 10,037,214 shares available for grant as of March 31, 2009 as follows:

Plan 2001
Minimum exercise price as a percentage of fair market value at date of grant	100%
Plan termination date	December 31, 2011

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

The following is a summary of the changes in outstanding options for the three months ended March 31, 2009:

	Shares (In thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2008	2,100	$1.56	$0
Granted	—	—	—
Exercised	—	—	—
Forfeited and expired	(150)	$1.28	$0

Outstanding at March 31, 2009	1,950	$1.59	$0

Exercisable at end of period	1,950	$1.59	$0

There were no stock options exercised during the first three months of 2009 and 2008.

Income Taxes

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. No interest or penalties have been recognized during the three months ended March 31, 2009 or 2008.

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

Based on the analysis performed, the Company did not record any unrecognized tax positions as of March 31, 2009 and December 31, 2008. There is a possibility that a limitation on the Company’s net operating loss carry-forwards may have come into effect under Section 382 of the Internal Revenue Code as a result of cumulative stock ownership changes. As of March 31, 2009 and December 31, 2008, the impact of such a limitation has no impact on the accompanying financial statements since all net operating losses have a full valuation allowance; however, such a limitation could impact substantially the reported gross asset related to the net operating loss carry-forwards.

2. INVENTORIES

Inventories are summarized as follows:

	March 31, 2009 (In thousands)	December 31, 2008 (In thousands)
Raw materials	$3,313	$3,425
Finished goods	—	151

	$3,313	$3,576

The Company has established reserves for excess and obsolete inventory based upon current and expected sales trends, the amount of parts on-hand, the market value of parts on-hand and the viability and technical obsolescence of products and components. As of March 31, 2009, inventory reserves were approximately $14.0 million.

3. LEGAL PROCEEDINGS

The Company from time to time may be involved in various lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations.

4. COMMITMENTS

At March 31, 2009, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $655,000.

5. RELATED PARTY TRANSACTIONS

Services Rendered

During the three months ended March 31, 2009, Optel provided the Company with approximately $33,000 in services associated with information technology and accounting. These services are shown as a contribution of capital and are expensed within general and administrative expenses.

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

This information should be read in conjunction with (i) the consolidated condensed financial statements and notes thereto included in Item 1 of Part I of this quarterly report on Form 10-Q, and (ii) the consolidated financial statements and notes thereto, as well as the accompanying Management’s Discussion and Analysis of Results of Operations, for the years ended December 31, 2008 and 2007 included in our Annual Reports on Form 10-K.

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

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by a new secured convertible promissory note in the principal amount of approximately $35.7 million (the “Restated Note”), and the revolving credit facility is evidenced by an additional secured convertible promissory note in the principal amount of $2.5 million (the “New Commitment Note” and, together with the Restated Note, the “Notes”). As of March 31, 2009, the balance of the Restated Note and New Commitment Note was $35.7 million and $2.5 million, respectively. The Notes bear interest at a rate equal to LIBOR plus 1.0% per annum and are secured by substantially all the Company’s assets pursuant to an amended and restated security agreement (the “Security Agreement”). Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010.

On March 26, 2009 and March 30, 2009, the Company borrowed $200,000 and $225,000, respectively from Optel to fund its working capital requirements. The loans were made outside the Credit Agreement and are evidenced by secured promissory notes that bear interest at 10.0% per annum and are secured by a security interest in substantially all of the Company’s assets. Principal and any accrued but unpaid interest under the secured promissory note is due and payable upon demand by Optel at any time after May 31, 2009; provided, however, that the entire unpaid principal amount of the loans, together with accrued but unpaid interest, shall become immediately due and payable upon demand by Optel at any time on or following the occurrence certain events as defined by the notes.

The Company designs and manufactures its products in portable and rack mountable form factors to serve varied customer types. Portable products are lightweight, self-contained test instruments that are used for field applications such as network diagnostics, maintenance and troubleshooting. The Company provides the same technologies in a rack-mountable product offering, designed for deployment at key points throughout the network, namely at central offices, data centers, and co-location facilities. The rack-mounted equipment provides for remote monitoring from a centralized network management console residing at the service providers’ network operations center. Having remotely deployed equipment allows service providers to monitor and manage their network on a full-time basis, thereby optimizing labor resources and minimizing the time and expense of diagnosis and resolution of network emergencies and repairs.

The Company’s products are also applicable to laboratory and manufacturing applications. Network equipment manufacturers use our products during the research and development phase to ensure new equipment performs to designed specifications and conforms to international standards. Service providers and private network operators use our products in the laboratory environment to confirm network equipment functionality, compatibility and conformance to international standards. The Company’s products are also used to confirm functionality as part of the manufacturing process for network equipment providers throughout the world.

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

For the three months ended March 31, 2009, two customers accounted for approximately 31% of total net sales. No other customers accounted for more than 10% of net sales.

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

Critical Accounting Estimates

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

We derive our revenues principally from product sales. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. As of March 31, 2009, a review of the amount of potential future product returns indicated no allowance was required.

We also estimate the collectability of our accounts receivable. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. As of March 31, 2009, our accounts receivable balance was $1.9 million, net of our estimated reserve for uncollectible accounts of approximately $76,000.

We estimate the amount of excess and obsolete inventory and lower of cost or market adjustments. We consider many factors when making our estimates, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $3.3 million as of March 31, 2009, net of our estimated reserve for excess and obsolete inventory and lower of cost or market adjustments of approximately $14.0 million.

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

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of March 31, 2009 was approximately $352,000.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company, which occurred in the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The following sets forth certain financial data as a percentage of net sales:

	Percent of Net Sales for the Three Months Ended March 31,
	2009	2008
Net sales	100%	100%
Cost of goods sold	58	57

Gross profit	42	43

Operating expenses:
Engineering and development	25	20
Sales and marketing	33	23
General and administrative	15	10

Total operating expenses	73	53

Operating loss	(31)	(10)
Other expense, net	(12)	(33)

Loss before income taxes	(43)	(43)
Benefit from income taxes	—	—

Net Loss	(43)%	(43)%

Net Sales

Net sales for the quarter ended March 31, 2009, decreased $559,000, or 22%, to $2.0 million from $2.6 million for the quarter ended March 31, 2008. International net sales for the quarter ended March 31, 2009, were approximately $847,000, or 42% of net sales, as compared to approximately $790,000, or 30% of net sales, for the quarter ended March 31, 2008. The decrease is due to business conditions affecting the telecommunications industry.

Cost of Goods Sold

Cost of goods sold for the quarter ended March 31, 2009, totaled approximately $1.2 million, or 58% of net sales, as compared to $1.5 million, or 57% of net sales, for the quarter ended March 31, 2008. For the quarter ended March 31, 2009, cost of goods as a percentage of net sales was relatively unchanged.

Gross Profit

Gross profit for the quarter ended March 31, 2009, decreased by approximately $243,000 to $862,000, or 42% of net sales, from $1.1 million, or 43% of net sales, for the quarter ended March 31, 2008. The decrease in gross profit was commensurate with the decrease in net sales.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended March 31, 2009, decreased by approximately $11,000 to $499,000 from approximately $510,000 for the quarter ended March 31, 2008.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows and promotional materials and warranty expenses. Sales and marketing expenses for the quarter ended March 31, 2009, were $682,000, a increase of approximately $78,000 over the quarter ended March 31, 2008 of $604,000. The increase is due to the depreciation expense of new demo units that were built throughout 2008 and 2009.

General and Administrative

General and administrative expenses principally include salaries, other compensation, professional fees, facility rentals and information systems related to general management functions. General and administrative expenses for the quarter ended March 31, 2009, increased by approximately $61,000 to $311,000 from approximately $250,000 for the quarter ended March 31, 2008. This increase is primarily due to higher accounting and consulting services.

Other Income and Expense, net

Other expense, net for the quarter ended March 31, 2009 was approximately $239,000, a decrease of $606,000 as compared to other expense, net of approximately $845,000 for the quarter ended March 31, 2008. The decrease was primarily attributable to lower interest expense on promissory notes owed to Optel in connection with the credit agreement.

Provision for Income Taxes

No provision for income taxes was made for the three-month periods ending March 31, 2009 and 2008 due to the Company’s expected annual net losses. Any tax benefits resulting from the Company’s net loss have not been recognized due to a full valuation allowance for deferred tax assets being recorded as a result of management’s belief it is more likely than not that future tax benefits will not be realized as a result of future income.

Net Loss

Net loss for the quarter ended March 31, 2009 was approximately $869,000, or $0.00 per diluted share, compared with net loss of approximately $1.1 million, or $0.00 per diluted share, for the quarter ended March 31, 2008, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

On April 4, 2008, the Company and Optel entered into the Credit Agreement pursuant to which (a) the Company’s existing indebtedness owed to Optel, consisting of approximately $28.0 million of principal, which bore interest at 10% per annum, and accrued interest thereon of approximately $7.7 million, all of which was due and payable upon demand by Optel, was restructured and (b) Optel agreed to make a $2.5 million revolving credit facility available to the Company. The Credit Agreement was approved by the Company’s board of directors upon the unanimous recommendation of a special committee of the board comprised solely of independent directors.

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by the Restated Note, and the revolving credit facility is evidenced by the New Commitment Note. As of March 9, 2009, the balance of the Restated Note and New Commitment Note was $35.7 million and $2.5 million, respectively. The Notes bear interest at a rate equal to LIBOR plus 1.0% per annum and are secured by substantially all the Company’s assets pursuant the Security Agreement. From April 4, 2008 through March 31, 2009, interest expense related to the Notes was approximately $1.3 million and recorded in other expense on the Consolidated Statements of Operations. Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010. Interest payments of approximately $465,000 and $231,000 were made January 5, 2009 and March 31, 2009, respectively.

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

On March 26, 2009 and March 30, 2009, the Company borrowed $200,000 and $225,000, respectively from Optel to fund its working capital requirements. The loans are evidenced by secured promissory notes that bear interest at 10.0% per annum and are secured by a security interest in substantially all of the Company’s assets. Principal and any accrued but unpaid interest under the secured promissory notes are due and payable upon demand by Optel at any time after May 31, 2009; provided, however, that the entire unpaid principal amount of the loan, together with accrued but unpaid interest, shall become immediately due and payable upon demand by Optel at any time on or following the occurrence of certain events as set forth in the Notes.

Operating Activities

Net cash used by operating activities for the three months ended March 31, 2009 was approximately $1.3 million. This was primarily the result of the decrease in accounts payable of approximately $568,000 and an operating loss of $869,000.

Off Balance Sheet Arrangements

There were no off balance sheet arrangements for the three months ended March 31, 2009.

Investing Activities

No net cash was provided or used by investing activities for the three months ended March 31, 2009.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2009 was a result of $1.4 million additional financing provided by Optel, LLC and Optel Capital, LLC.

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

We are not exposed to material fluctuations in currency exchange rates because the majority of our sales and expenses are denominated in U.S. dollars. As of March 31, 2009, the related party notes have an interest rate based upon LIBOR. As of March 31, 2009, a 1% change in LIBOR would have a $382,000 impact on interest expense.

Item 4(T).	Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, (1) our disclosure controls and procedures are not effective pursuant to the requirements of the Sarbanes-Oxley Act of 2002 for companies our size, (2) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and (3) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in response to Item 1A to Part 1 of Form 10-K.

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

Date: May 15, 2009

By:	/s/ KENNETH T. MYERS
Interim Chief Accounting Officer
(Principal Financial Officer)

Date: May 15, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2002).

3.2*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on February 16, 2004).

3.3*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.03 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2002).

4.1*	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1 (File No. 333-09457), declared effective by the Securities and Exchange Commission on February 5, 1997).

10.1*	Credit and Restructuring Agreement, between the Digital Lightwave, Inc. and Optel Capital, LLC. dated April 4, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 10, 2008).

10.2*	Secured Convertible Promissory Noted (Restated Noted), issued by Digital Lightwave, Inc. to Optel. Capital, LLC dated April 4, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on April 10, 2008).

10.3*	Secured Convertible Promissory Noted (New Commitment Loans) issued by Digital Lightwave, Inc. to Optel Capital, LLC dated April 4, 2008, (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on April 10, 2008).

10.4*	Amended and Restated Security Agreement, between Digital Lightwave, Inc. and Optel Capital, LLC dated April 4, 2008 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on April 10, 2008).

10.5*	Registration Rights Agreement, between Digital Lightwave, Inc. and Optel Capital, LLC. dated April 4, 2008 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on April 10, 2008).

10.6*	Secured Convertible Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC dated March 26, 2009,

10.7*	Secured Convertible Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC dated March 30, 2009,

31.1+	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2+	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Such exhibits are incorporated by reference.
+	Filed herewithin.