Form 10-Q
period 2009-06-30
DIGITAL LIGHTWAVE INC
filed 2009-08-14
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009, or

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The number of shares outstanding of the Registrant’s Common Stock as of August 13, 2009, was 255,489,847

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended June 30, 2009

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$84	$15
Accounts receivable, less allowance of $76 in 2009 and 2008	1,170	1,730
Inventories, net	3,253	3,576
Prepaid expenses and other current assets	146	196

Total current assets	4,653	5,517
Property and Equipment, net	1,044	950
Other assets, net	214	214

Total assets	$5,911	$6,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,104	$2,896
Current portion of notes payable to related party	38,856	—

Total current liabilities	40,960	2,896
Other long-term liabilities	293	319
Notes payable to related party	—	37,204

Total liabilities	41,253	40,419

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 300,000,000 shares; issued and outstanding 255,489,847 shares in 2009 and 2008	26	26
Additional paid-in capital	123,225	123,167
Accumulated deficit	(158,593)	(156,931)

Total stockholders’ deficit	(35,342)	(33,738)

Total liabilities and stockholders’ deficit	$5,911	$6,681

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Three Months Ended June 30,
	2009	2008
Net sales	$1,632	$2,204
Cost of goods sold	946	1,301

Gross profit	686	903

Operating expenses:
Engineering and development	497	543
Sales and marketing	587	637
General and administrative	179	314
Gain on sale of property and equipment	(12)	—

Total operating expenses	$1,251	$1,494

Operating loss	(565)	(591)
Other expense, net	(228)	(361)

Net loss	$(793)	$(952)

Per share of common stock:
Basic net loss per share	$(0.00)	$(0.00)

Diluted net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	255,489,847	255,489,006

Weighted average common and common equivalent shares outstanding	255,489,847	255,489,006

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Six Months Ended June 30,
	2009	2008
Net sales	$3,669	$4,800
Cost of goods sold	2,121	2,792

Gross profit	1,548	2,008

Operating expenses:
Engineering and development	996	1,053
Sales and marketing	1,269	1,241
General and administrative	490	564
Gain on sale of property and equipment	(12)	—

Total operating expenses	2,743	2,858

Operating loss	(1,195)	(850)
Other expense, net	(467)	(1,206)

Net loss	$(1,662)	$(2,056)

Per share of common stock:
Basic net loss per share	$(0.01)	$(0.01)

Diluted net loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding	255,489,847	255,486,584

Weighted average common and common equivalent shares outstanding	255,489,847	255,486,584

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,662)	$(2,056)
Adjustments to reconcile net loss to cash used in operating activities:
Compensation expense for stock option grants	—	2
Contributed services from related party	58	41
Depreciation and amortization	182	—
Gain on sale of property and equipment	(12)	—
Changes in operating assets and liabilities:
Accounts receivable	560	2,334
Inventories	47	(1,127)
Prepaid expenses and other assets	50	(105)
Accounts payable, accrued expenses and other liabilities	(818)	1,471

Net cash (used in) provided by operating activities	(1,595)	560

Cash flows from investing activities:
Proceeds from sale of property and equipment	12	—

Net cash provided by investing activities	12	—

Cash flows from financing activities:
Proceeds from notes payable – related party	1,663	—
Principal payments on notes payable – related party	(11)	(530)
Proceeds from sale of common stock, net of expense	—	1

Net cash provided by (used in) financing activities	1,652	(529)

Net increase in cash and cash equivalents	69	31
Cash and cash equivalents at beginning of period	15	12

Cash and cash equivalents at end of period	$84	$43

Supplemental disclosures of non cash activities – related party:
Inventory used as demonstration and rental units transferred to property and equipment	$276	$—
Accrued interest converted to related party note payable	$—	$857

Supplemental disclosures of cash flow information:
Cash paid for interest	$910	$—

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

The accompanying unaudited consolidated financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company,” “Digital Lightwave,” “us,” “we,” “our,” etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three- and six -months ended June 30, 2009, are not necessarily indicative of results that may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by a new secured convertible promissory note in the principal amount of approximately $35.7 million (the “Restated Note”), and the revolving credit facility is evidenced by an additional secured convertible promissory note in the principal amount of $2.5 million (the “New Commitment Note” and, together with the Restated Note, the “Notes”). As of June 30, 2009, the principal balances of the Restated Note and New Commitment Note were $35.7 million and $2.5 million, respectively. The Notes bear interest at a rate equal to LIBOR plus 1.0% per annum and are secured by substantially all the Company’s assets pursuant to an amended and restated security agreement (the “Security Agreement”). Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010.

All the indebtedness evidenced by the Notes is convertible into common stock of the Company at the option of Optel at any time following approval of the conversion feature by the disinterested stockholders at a conversion price based on the average trading price of the stock during the five-day period preceding the date of any conversion. The Company and Optel have made it a condition to the indebtedness evidenced by the Notes becoming convertible, that the conversion feature be approved by the holders of a majority of the outstanding shares of common stock of the Company who are not affiliated with Optel or any of its affiliates at the Company’s 2009 annual meeting of stockholders. If such holders do not approve the conversion feature, the outstanding debt and accrued interest would immediately become due and payable in full upon demand by Optel at any time after the stockholders’ meeting. The Company has not yet held its 2009 annual meeting of stockholders.

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

On June 25, 2009, June 29, 2009 and July 22, 2009, the Company borrowed $75,000, $213,000 and $350,000, respectively from Optel to fund its working capital requirements. The loans were made outside the Credit Agreement and are evidenced by secured promissory notes that bear interest at 10.0% per annum and are secured by a security interest in substantially all of the Company’s assets. Principal and any accrued but unpaid interest under the secured promissory note is due and payable upon demand by Optel at any time after August 30, 2009 for the June Notes and September 30, 2009 for the July Note; provided, however, that the entire unpaid principal amount of the loans, together with accrued but unpaid interest, shall become immediately due and payable upon demand by Optel at any time on or following the occurrence certain events as defined by the Notes.

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

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Beginning balance	$352	$444
Warranty provision	32	33
Warranty costs	(51)	(62)

Ending balance	$333	$415

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Beginning balance	$338	$471
Warranty provision	155	83
Warranty costs	(160)	(139)

Ending balance	$333	$415

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

The Company sells extended warranty contracts. Revenue is recognized over the period of the extended warranty after the expiration of the initial warranty. In 2007 the Company began selling software maintenance agreements for its NIC product line. These agreements extend the software maintenance period two or three years from the expiration of the initial software maintenance period provided with each unit sold. Revenue from these contracts is recognized on a monthly basis beginning after the initial period has expired. The Company provides one year of free software maintenance for each NIC product sale. Maintenance revenue is amortized quarterly during the free software maintenance period.

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

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the three- and six-month periods ended June 30, 2009 and 2008, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. There were no incremental shares from common stock equivalents for the three- and six-month periods ended June 20, 2009 and 2008. Total outstanding stock options of 1,950,000 shares for the three- and six-month periods ended June 30, 2009 were excluded from the computation, as the inclusion of such would be anti-dilutive. Total outstanding stock options of 2,506,000 shares for the three-and six-month periods ended June 30, 2008 were excluded from the computation, as the inclusion of such would be anti-dilutive. The table below presents the basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

	Three Months Ended June 30,
	2009	2008
Basic:
Weighted average common shares outstanding	255,489,847	255,489,006
Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	255,489,847	255,489,006

	Six Months Ended June 30,
	2009	2008
Basic:
Weighted average common shares outstanding	255,489,847	255,486,584
Diluted:
Incremental shares for common stock equivalents	—	—

Total dilutive	255,489,847	255,486,584

Stock-Based Compensation

The Company’s compensation cost for stock-based employee compensation was $0 for the three- and six-month periods ended June 30, 2009. The Company’s cost for stock based employee compensation was $600 and $1,600 for the three- and six-month periods ended June 30, 2008.

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

Stock Option Plans

The Company has one stock option plan with 10,037,214 shares available for grant as of June 30, 2009 as follows:

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

The following is a summary of the changes in outstanding options for the six months ended June 30, 2009:

	Shares (In thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2008	2,100	$1.56	$0
Granted	—	—	—
Exercised	—	—	—
Forfeited and expired	(150)	$1.28	$0

Outstanding at June 30, 2009	1,950	$1.59	$0

Exercisable at end of period	1,950	$1.59	$0

There were no stock options exercised during the six months ended June 30, 2009 and 2008.

Income Taxes

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. No interest or penalties have been recognized during the six months ended June 30, 2009.

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

Based on the analysis performed, the Company did not record any unrecognized tax positions as of June 30, 2009 and December 31, 2008. There is a possibility that a limitation on the Company’s net operating loss carry-forwards may have come into effect under Section 382 of the Internal Revenue Code as a result of cumulative stock ownership changes. As of June 30, 2009 and December 31, 2008, the impact of such a limitation has no impact on the accompanying financial statements since all net operating losses have a full valuation allowance; however, such a limitation could impact substantially the reported gross asset related to the net operating loss carry-forwards.

New Accounting Pronouncements

In May 2009, FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS165 provides the period after the balance sheet date during which management of a reporting entity or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 was effective for interim or annual financial periods ended after June 15, 2009, and is to be applied prospectively. The Company’s adoption of this statement was not significant to the Company’s consolidated financial statements. Management has evaluated subsequent events through August 13, 2009.

In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 162). The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this standard, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Company does not expect the adoption of this statement to be significant to its consolidated financial statements.

2. INVENTORIES

Inventories are summarized as follows:

	June 30, 2009 (In thousands)	December 31, 2008 (In thousands)
Raw materials	$3,242	$3,425
Finished goods	11	151

	$3,253	$3,576

The Company has established reserves for excess and obsolete inventory based upon current and expected sales trends, the amount of parts on-hand, the market value of parts on-hand and the viability and technical obsolescence of products and components. As of June 30, 2009, inventory reserves were approximately $13.9 million.

3. LEGAL PROCEEDINGS

The Company from time to time may be involved in various lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations.

4. COMMITMENTS

At June 30, 2009, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $400,000.

5. RELATED PARTY TRANSACTIONS

Services Rendered

During the three- and six-month periods ended June 30, 2009, Optel provided the Company with approximately $26,000 and $58,000 respectively, in services associated with information technology and accounting. These services are shown as a contribution of capital and are expensed within general and administration expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, anticipate, believe, estimate, predict, potential or continue, the negative of terms like these or other comparable terminology. Additionally, statements concerning future matters such as the development of new products, enhancements or technologies, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements, except as required by law. These statements are only predictions. These statements involve known and unknown risks and uncertainties and other factors that may cause actual events or results to differ materially from the results and outcomes discussed in the forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date of filing, except as required by law, we assume no obligation to update any such forward-looking statements. In evaluating these statements, you should specifically consider various factors, including the risks outlined under the caption “Risk Factors” set forth in Item 1A of Part I of our Annual Report on Form 10-K and those contained from time to time in our other filings with the SEC. We caution you that our business and financial performance are subject to substantial risks and uncertainties.

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

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by a new secured convertible promissory note in the principal amount of approximately $35.7 million (the “Restated Note”), and the revolving credit facility is evidenced by an additional secured convertible promissory note in the principal amount of $2.5 million (the “New Commitment Note” and, together with the Restated Note, the “Notes”). As of June 30, 2009, the balance of the Restated Note and New Commitment Note was $35.7 million and $2.5 million, respectively. The Notes bear interest at a rate equal to LIBOR plus 1.0% per annum and are secured by substantially all the Company’s assets pursuant to an amended and restated security agreement (the “Security Agreement”). Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010.

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

On June 25, 2009, June 29, 2009 and July 22, 2009, the Company borrowed $75,000, $213,000 and $350,000, respectively, from Optel to fund its working capital requirements. The loans were made outside the Credit Agreement and are evidenced by secured promissory notes that bear interest at 10.0% per annum and are secured by a security interest in substantially all of the Company’s assets. Principal and any accrued but unpaid interest under the secured promissory note is due and payable upon demand by Optel at any time after August 30, 2009 on the June Notes and September 30, 2009 for the July Note; provided, however, that the entire unpaid principal amount of the loans, together with accrued but unpaid interest, shall become immediately due and payable upon demand by Optel at any time on or following the occurrence certain events as defined by the notes.

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

For the six months ended June 30, 2009, two customers accounted for, in the aggregate, approximately 23% of total net sales. No other customers accounted for more than 10% of net sales.

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

We derive our revenues principally from product sales. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. As of June 30, 2009, a review of the amount of potential future product returns indicated no allowance was required.

We also estimate the collectability of our accounts receivable. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. As of June 30, 2009, our accounts receivable balance was $1.2 million, net of our estimated reserve for uncollectible accounts of approximately $76,000.

We estimate the amount of excess and obsolete inventory and lower of cost or market adjustments. We consider many factors when making our estimates, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $3.3 million as of June 30, 2009, net of our estimated reserve for excess and obsolete inventory and lower of cost or market adjustments of approximately $13.9 million.

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

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of June 30, 2009 was approximately $333,000.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company, which occurred in the three- and six- months ended June 30, 2009, compared to the three- and six- months ended June 30, 2008. The following sets forth certain financial data as a percentage of net sales:

	Percent of Net Sales for the Three Months Ended June 30,		Percent of Net Sales for the Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	100%	100%	100%	100%
Cost of goods sold	58	59	58	58

Gross profit	42	41	42	42

Operating expenses:
Engineering and development	31	25	27	22
Sales and marketing	36	29	34	26
General and administrative	11	14	13	12
Gain on sale of property and equipment	(1)	—	—	—

Total operating expenses	77	68	74	60

Operating profit (loss)	(35)	(27)	(32)	(18)
Other loss, net	(14)	(16)	(13)	(25)

Loss before income taxes	(49)	(43)	(45)	(43)
Provision for income taxes	—	—	—	—

Net Loss	(49)%	(43)%	(45)%	(43)%

Net Sales

Net sales for the quarter ended June 30, 2009, decreased $572,000, or 26%, to $1.6 million from $2.2 million for the quarter ended June 30, 2008. International net sales for the quarter ended June 30, 2009, were approximately $585,000, or 36% of net sales, as compared to approximately $488,000, or 38% of net sales, for the quarter ended June 30, 2008. The decrease was primarily due to business conditions affecting the telecommunications industry.

Net sales for the six months ended June 30, 2009, decreased $1.1 million, or 24%, to $3.7 million from $4.8 million for the six months ended June 30, 2008. The decrease in net sales was primarily due to business conditions affecting the telecommunications industry. International net sales for the six months ended June 30, 2009, were approximately $1.5 million, or 40% of net sales, as compared to approximately $1.6 million, or 34% of net sales, for the six months ended June 30, 2008.

Cost of Goods Sold

Cost of goods sold for the quarter ended June 30, 2009, totaled approximately $946,000, or 58% of net sales, as compared to $1.3 million, or 59% of net sales, for the quarter ended June 30, 2008. For the quarter ended June 30, 2009, cost of goods as a percentage of net sales was relatively unchanged.

Cost of goods sold for the six months ended June 30, 2009, totaled approximately $2.1 million, or 58% of net sales, as compared to $2.8 million, or 58% of net sales, for the quarter ended June 30, 2008. For the six months ended June 30, 2009, cost of goods as a percentage of net sales was relatively unchanged.

Gross Profit

Gross profit for the quarter ended June 30, 2009, decreased by approximately $217,000 to approximately $686,000, or 42% of net sales, from $903,000, or 41% of net sales, for the quarter ended June 30, 2008. The decrease in gross profit was commensurate with the decrease in net sales.

Gross profit for the six months ended June 30, 2009, decreased by approximately $460,000 to approximately $1.5 million, or 41% of net sales, from $2.0 million, or 42% of net sales, for the six months ended June 30, 2008. The decrease in gross profit was commensurate with the decrease in net sales.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended June 30, 2009, decreased by approximately $46,000 to $497,000, or 31% of net sales, from approximately $543,000, or 25% of net sales, for the quarter ended June 30, 2008.

Engineering and development expenses for the six months ended June 30, 2009, decreased by approximately $57,000 to $1.0 million, or 27% of net sales, from approximately $1.1 million, or 22% of net sales, for the six months ended June 30, 2008.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows and promotional materials and warranty expenses. Sales and marketing expenses for the quarter ended June 30, 2009, were approximately $587,000 or 36% of net sales, a decrease of approximately $50,000 over the quarter ended June 30, 2008 of $637,000, or 29% of net sales. The decrease in sales and marketing expenses was primarily attributable to a decrease in travel expenses.

Sales and marketing expenses, which remained relatively flat for the six months ended June 30, 2009, were $1.3 million, or 34% net of sales, an increase of approximately $28,000 compared with $1.2 million, or 26% net of sales, for the six months ended June 30, 2008.

General and Administrative

General and administrative expenses principally include salaries, other compensation, professional fees, facility rentals and information systems related to general management functions. General and administrative expenses for the quarter ended June 30, 2009, decreased by approximately $135,000 to $179,000, or 11% of net sales, from approximately $314,000, or 14% of net sales, for the quarter ended June 30, 2008. The decrease reflects a reduction in accounting fees and insurance costs.

General and administrative expenses for the six months ended June 30, 2009, decreased by approximately $74,000 to $490,000, or 13% net of sales, from approximately $564,000, or 12% net of sales, for the six months ended June 30, 2008. The decrease reflects a reduction in accounting fees and insurance costs.

Other Expense, net

Other expense, net for the quarter ended June 30, 2009 was approximately $228,000, a decrease of $133,000 as compared to other expense, net of approximately $361,000 for the quarter ended June 30, 2008. Other expense, net, for the six months ended June 30, 2009 was approximately $467,000, a decrease of approximately $739,000 as compared to other expense, net, of approximately $1.2 million for the quarter ended June 30, 2008. The decrease was primarily attributable to reduced interest expense due to the Optel loan restructuring and low LIBOR rates.

Net Loss

Net loss for the quarter ended June 30, 2009 was $793,000, or $0.00 per diluted share, compared with net loss of approximately $952,000, or $0.00 per diluted share, for the quarter ended June 30, 2008, for the reasons discussed above. Net loss for the six months ended June 30, 2009 was approximately $1.7 million or $0.01 per diluted share, compared to a net loss of approximately $2.1 million, or $0.01 per diluted share, for the six months ended June 30, 2008, for the reasons discussed above.

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

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by the Restated Note and the revolving credit facility is evidenced by the New Commitment Note. As of March 9, 2009, the balance of the Restated Note and New Commitment Note was $35.7 million and $2.5 million, respectively. The Notes bear interest at a rate equal to LIBOR plus 1.0% per annum and are secured by substantially all the Company’s assets pursuant to the Security Agreement. From April 4, 2008 through March 31, 2009, interest expense related to the Notes was approximately $1.3 million and recorded in other expense on the Consolidated Statements of Operations. Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010. Interest payments of approximately $465,000 and $231,000, and $213,000 were made January 5, 2009, March 31, 2009 and June 29, 2009, respectively.

All the indebtedness evidenced by the Notes is convertible into common stock of the Company at the option of Optel at any time following approval of the conversion feature by the disinterested stockholders at a conversion price based on the average trading price of the stock during the five-day period preceding the date of any conversion. The Company and Optel have made it a condition to the indebtedness evidenced by the Notes becoming convertible, that the conversion feature be approved by the holders of a majority of the outstanding shares of common stock of the Company who are not affiliated with Optel or any of its affiliates at the Company’s 2009 annual meeting of stockholders. If such holders do not approve the conversion feature, the outstanding debt and accrued interest would immediately become due and payable in full upon demand by Optel at any time after the stockholders’ meeting. The Company has not yet held its 2009 annual meeting of stockholders.

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

On June 25, 2009, June 29, 2009 and July 22, 2009, the Company borrowed $75,000, $213,000 and $350,000, respectively from Optel to fund its working capital requirements. The loans were made outside the Credit Agreement and are evidenced by secured promissory notes that bear interest at 10.0% per annum and are secured by a security interest in substantially all of the Company’s assets. Principal and any accrued but unpaid interest under the secured promissory note is due and payable upon demand by Optel at any time after August 30, 2009 on the June Notes and September 30, 2009 for the July Note; provided, however, that the entire unpaid principal amount of the loans, together with accrued but unpaid interest, shall become immediately due and payable upon demand by Optel at any time on or following the occurrence certain events as defined by the Notes.

Operating Activities

Net cash used by operating activities for the six months ended June 30, 2009 was approximately $1.6 million. This was primarily the result of a decrease in accounts receivable of $560,000, a decrease in accounts payable of $818,000 and an operating loss of $1.7 million.

Off Balance Sheet Arrangements

There were no off balance sheet arrangements for the six months ended June 30, 2009.

Investing Activities

Investing activities for the six months ended June 30, 2009 due to sales of trade show fixed assets provided net cash of $12,000.

Financing Activities

Net cash provided by financing activities for the six-months ended June 30, 2009 was $1.7 million for additional financing provided by Optel, LLC and Optel Capital, LLC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are not exposed to material fluctuations in currency exchange rates because the majority of our sales and expenses are denominated in U.S. dollars. As of June 30, 2009, the related party notes have an interest rate based upon LIBOR. As of June 30, 2009, a 1% change in LIBOR would have a $382,000 impact on interest expense annually.

Item 4(T).	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that, (1) our disclosure controls and procedures are not effective pursuant to the requirements of the Sarbanes-Oxley Act of 2002 for companies our size, (2) information to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and (3) information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to the principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2009

By:	/s/ KENNETH T. MYERS
Interim Chief Accounting Officer
(Principal Financial Officer)

Date: August 14, 2009

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.02 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2002).

3.2*	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company on February 16, 2004).

3.3*	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.03 to the Quarterly Report on Form 10-Q filed by the Company on August 14, 2002).

4.1*	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1 (File No. 333-09457), declared effective by the Securities and Exchange Commission on February 5, 1997).

10.1*	Credit and Restructuring Agreement, between the Digital Lightwave, Inc. and Optel Capital, LLC. dated April 4, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on April 10, 2008).

10.2*	Secured Convertible Promissory Noted (Restated Noted), issued by Digital Lightwave, Inc. to Optel. Capital, LLC dated April 4, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on April 10, 2008).

10.3*	Secured Convertible Promissory Noted (New Commitment Loans) issued by Digital Lightwave, Inc. to Optel Capital, LLC dated April 4, 2008, (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Company on April 10, 2008).

10.4*	Amended and Restated Security Agreement, between Digital Lightwave, Inc. and Optel Capital, LLC dated April 4, 2008 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Company on April 10, 2008).

10.5*	Registration Rights Agreement, between Digital Lightwave, Inc. and Optel Capital, LLC. dated April 4, 2008 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Company on April 10, 2008).

10.6*	Secured Convertible Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC dated June 25, 2009,

10.7*	Secured Convertible Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC dated June 29, 2009,

10.7*	Secured Convertible Promissory Note issued by Digital Lightwave, Inc. to Optel Capital, LLC dated July 22, 2009,

31.1+	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2+	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1+	Certification by the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

*	Such exhibits are incorporated by reference.
+	Filed herewithin.