Form 10-Q
period 2009-09-30
DIGITAL LIGHTWAVE INC
filed 2009-11-12
CIK 1016100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

The number of shares outstanding of the Registrant’s Common Stock as of November 1, 2009 was 255,489,847.

DIGITAL LIGHTWAVE, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Period Ended September 30, 2009

2

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

Current assets:
Cash	$366	$15
Accounts receivable, less allowance of $61 in 2009 and $76 in 2008	2,169	1,730
Inventories, net	2,602	3,576
Prepaid expenses and other current assets	128	196

Total current assets	5,265	5,517
Property, plant and equipment	981	950
Other assets, net	213	214

Total assets	$6,459	$6,681

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$2,015	$2,896
Current portion of notes payable to related party	39,206	—

Total current liabilities	41,221	2,896
Other long-term liabilities	338	319
Notes payable to related party	—	37,204

Total liabilities	41,559	40,419

Stockholders’ equity (deficit):
Preferred stock, $.0001 par value; authorized 20,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.0001 par value; authorized 300,000,000 shares; issued and outstanding 255,489,847 shares in 2009 and 2008	26	26

Additional paid-in capital	123,263	123,167
Accumulated deficit	(158,389)	(156,931)

Total stockholders’ deficit	(35,100)	(33,738)

Total liabilities and stockholders’ deficit	$6,459	$6,681

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Three Months Ended September 30,
	2009	2008

Net sales	$3,168	$4,115
Cost of goods sold	1,411	1,909

Gross profit	1,757	2,206

Operating expenses:
Engineering and development	448	565
Sales and marketing	660	627
General and administrative	258	284

Total operating expenses	1,366	1,476

Operating profit	391	730
Other expense, net	(187)	(360)

Net profit	$204	$370

Per share of common stock:

Basic net income per share	$0.00	$0.00

Diluted net income per share	$0.00	$0.00

Weighted average common shares outstanding	255,489,847	255,489,847

Weighted average common shares outstanding - diluted	255,489,847	255,489,847

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except share and per-share data)

	Nine Months Ended September 30,
	2009	2008

Net sales	$6,837	$8,915
Cost of goods sold	3,532	4,701

Gross profit	3,305	4,214

Operating expenses:
Engineering and development	1,444	1,618
Sales and marketing	1,929	1,868
General and administrative	748	848
Gain on sale of property and equipment	(12)	—

Total operating expenses	4,109	4,334

Operating loss	(804)	(120)
Other expense, net	(654)	(1,566)

Net loss	$(1,458)	$(1,686)

Per share of common stock:

Basic net loss per share	$(0.01)	$(0.01)

Diluted net loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding	255,489,847	255,487,679

Weighted average common shares outstanding - diluted	255,489,847	255,487,679

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL LIGHTWAVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,458)	$(1,686)
Adjustments to reconcile net loss to cash used in operating activities:
Compensation expense for stock option grants	—	2
Contributed services from related party	96	64
Depreciation and amortization	292	—
Gain on sale of property and equipment	(12)	—
Changes in operating assets and liabilities:
Accounts receivable	(439)	734
Inventories	651	(1,040)
Prepaid expenses and other assets	69	(108)
Accounts payable, accrued expenses and other liabilities	(862)	1,542

Net cash used in operating activities	(1,663)	(492)

Cash flows from investing activities:
Proceeds from sale of property and equipment	12	—

Net cash provided by investing activities	12	—

Cash flows from financing activities:
Proceeds from notes payable - related party	2,013	1,100
Principal payments on notes payable - related party	(11)	(530)
Proceeds from sale of common stock	—	1

Net cash provided by financing activities	2,002	571

Net increase in cash and cash equivalents	351	79
Cash and cash equivalents at beginning of period	15	12

Cash and cash equivalents at end of period	$366	$91

Supplemental disclosures of non cash activities - related party:
Inventory used as demonstration and rental units transferred to property and equipment	$323	$—
Accrued interest converted to related party note payable	$—	$857

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,065	$321

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

The accompanying unaudited consolidated financial statements of Digital Lightwave, Inc. and its subsidiaries (the “Company,” “Digital Lightwave,” “us,” “we,” “our,” etc.) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments, consisting of normal and recurring adjustments, considered necessary for a fair presentation of results for such periods. The results of operations for the three- and nine -months ended September 30, 2009, are not necessarily indicative of results that may be achieved for the full fiscal year or for any future period. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Subsequent events have been evaluated through November 12, 2009, the date the final statements were issued.

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

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by a new secured convertible promissory note in the principal amount of approximately $35.7 million (the “Restated Note”), and the revolving credit facility is evidenced by an additional secured convertible promissory note in the principal amount of $2.5 million (the “New Commitment Note” and, together with the Restated Note, the “Notes”). As of September 30, 2009, the principal balances of the Restated Note and New Commitment Note were $35.7 million and $2.5 million, respectively. The Notes bear interest at a rate equal to LIBOR plus 1.0% per annum and are secured by substantially all the Company’s assets pursuant to an amended and restated security agreement (the “Security Agreement”). Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010.

All the indebtedness evidenced by the Notes is convertible into common stock of the Company at the option of Optel at any time following approval of the conversion feature by the disinterested stockholders at a conversion price based on the average trading price of the stock during the five-day period preceding the date of any conversion. The Company and Optel have made it a condition to the indebtedness evidenced by the Notes becoming convertible, that the conversion feature be approved by the holders of a majority of the outstanding shares of common stock of the Company who are not affiliated with Optel or any of its affiliates at the Company’s 2009 annual meeting of stockholders. If such holders do not approve the conversion feature, the outstanding debt and accrued interest would immediately become due and payable in full upon demand by Optel at any time after the stockholders’ meeting. As of September 30, 2009, the disinterested stockholders have not yet approved the conversion feature and the Convertible Note is not convertible.

On March 26, 2009, March 30, 2009, June 25, 2009, June 29, 2009 and July 22, 2009 the Company borrowed $200,000, $225,000, $75,000, $213,000 and $350,000, respectively from Optel to fund its working capital requirements. The loans were made outside the Credit Agreement and are evidenced by secured promissory notes that bear interest at 10.0% per annum and are secured by a security interest in substantially all of the Company’s assets. Principal and any accrued but unpaid interest under the secured promissory notes are currently due and payable upon demand by Optel.

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

On October 14, 2009, a group of stockholders controlled by Dr. Bryan J. Zwan, the Company’s chairman of the board of directors who controls 91.1% of the outstanding shares of the Company, filed a Schedule 13E-3 with the Securities and Exchange Commission disclosing that such stockholders will cause the Company to merge with a newly formed corporation, Optel Acquisition Corp. (“OAC”), in a “going private” transaction whereby the Company will emerge as a privately held corporation. Under Delaware law, the transaction does not require the approval of the Company’s board of directors or stockholders, other than OAC. The merger will not be consummated any sooner than November 13, 2009. Pursuant to the terms of a merger and contribution agreement the Company’s stockholders (other than OAC) will be entitled to receive $0.055 in cash per share of outstanding common stock.

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

	Three Months Ended September 30,
	2009	2008
	(In thousands)
Beginning balance	$333	$415
Warranty provision	35	34
Warranty costs	(32)	(73)

Ending balance	$336	$376

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Beginning balance	$338	$471
Warranty provision	190	117
Warranty costs	(192)	(212)

Ending balance	$336	$376

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

For trade-in sales, including both Company and competitor products, that have a cash component of greater than 25% of the fair value of the sale, the Company recognizes revenue based upon the fair value of what is sold or received, whichever is more readily determinable, if the Company has demonstrated the ability to sell its trade-in inventory for that particular product class. Otherwise, the Company accounts for the trade-in sale as a non-monetary transaction and follows the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) topic 845-10, “ Non-monetary transactions” (“ASC 845-10”). Revenue and cost of sales are recorded based upon the cash portion of the transaction. The remaining costs associated with the new units are assigned to the units received on trade. When the trade-in units are resold, revenue is recorded based upon the sales price and cost of goods sold is charged with the value assigned to trade-in units from the original transaction. The adoption of ASC 845-10 did not have a significant impact on the financial statements for the nine months ended September 30, 2009.

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

Computation of Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding during the periods presented. For the three- and nine-month periods ended September 30, 2009 and 2008, diluted loss per share does not include the effect of incremental shares from common stock equivalents using the treasury stock method, as the inclusion of such equivalents would be anti-dilutive. There were no incremental shares from common stock equivalents for the three- and nine-month periods ended September 30, 2009 and 2008. Total outstanding stock options of 1,950,000 shares for the three- and nine-month periods ended September 30, 2009 were excluded from the computation, as the inclusion of such would be anti-dilutive. Total outstanding stock options of 2,150,000 shares for the three-and nine-month periods ended September 30, 2008 were excluded from the computation, as the inclusion of such would be anti-dilutive. The table below presents the basic weighted average common shares outstanding and the incremental number of shares arising from common stock equivalents under the treasury stock method:

		Three Months Ended September 30,
		2009	2008
Basic:
	Weighted average common shares outstanding	255,489,847	255,489,847

Diluted:
	Incremental shares for common stock equivalents	—	—

	Total dilutive	255,489,847	255,489,847

		Nine Months Ended September 30,
		2009	2008
Basic:
	Weighted average common shares outstanding	255,489,847	255,487,679
Diluted:
	Incremental shares for common stock equivalents	—	—

	Total dilutive	255,489,847	255,487,679

Stock Based Compensation

The Company’s compensation cost for stock-based employee compensation was $0 for the three- and nine-month periods ended September 30, 2009. The Company’s cost for stock based employee compensation was $0 and $1,600 for the three- and nine-month periods ended September 30, 2008. No tax benefits were recognized for these costs due to recurring losses.

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

Stock Option Plans

The Company has one stock option plan with 10,037,214 shares available for grant as of September 30, 2009 as follows:

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

The following is a summary of the changes in outstanding options during the nine months ended September 30, 2009:

	Shares (In thousands)	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2008	2,100	$1.56	$0
Granted	—	—	—
Exercised	—	—	—
Forfeited and expired	(150)	$1.28	$0

Outstanding at September 30, 2009	1,950	$1.59	$0

Exercisable at end of period	1,950	$1.59	$0

There were no stock options exercised during the nine-month period ended September 30, 2009. The surviving corporation will not assume any unexercised options issued under the 2001 Stock Option Plan after the Merger.

The following table summarizes information about stock options outstanding at September 30, 2009:

Range of Exercise Price	Number Outstanding At September 30, 2009	Outstanding Weighted Average Remaining Life	Outstanding Weighted Average Exercise Price	Number Exercisable At September 30, 2009	Exercisable Weighted Average Exercise Price
$ 0.22 - $ 1.40	995,000	1.20	$0.97	995,000	$0.97
$ 1.60 - $ 2.26	955,000	0.45	$2.23	955,000	$2.23

	1,950,000			1,950,000	$1.59

There was no intrinsic value of options exercised for the years ended September 30, 2009. As of September 30, 2009, there was no unrecognized compensation cost related to non-vested options that are expected to be recognized in 2009. There was no intrinsic value of options fully vested or expected to vest at September 30, 2009.

Income Taxes

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. No interest or penalties have been recognized during the nine months ended September 30, 2009 or 2008.

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the “more-likely-than-not” recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements.

Based on the analysis performed, the Company did not record any unrecognized tax positions as of September 30, 2009 and December 31, 2008. There is a possibility that a limitation on the Company’s net operating loss carry-forwards may have come into effect under Section 382 of the Internal Revenue Code as a result of cumulative stock ownership changes. As of September 30, 2009 and December 31, 2008, the impact of such a limitation has no impact on the accompanying financial statements since all net operating losses have a full valuation allowance; however, such a limitation could impact substantially the reported gross asset related to the net operating loss carry-forwards.

New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”) as codified in FASB ASC Topic 855-10 (“ASC 855-10”). ASC 855-10 established general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. ASC 855-10 is effective for interim or annual periods ending after June 15, 2009, and accordingly, the Company adopted this standard during the third quarter ended September 30, 2009.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards. The Codification supersedes all previously existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statement of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF), and FASB Staff Positions (RSP). Instead, the FASB will issue Accounting Standards Updates (“ASUs”), with a year and assigned sequence number. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions with respect to the change or changes to the Codification. The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB concurrently issued the following Accounting Standards Updates:

ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. We expect to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2010. We are currently evaluating the potential impact these standards may have on our financial position and results of operations.

2. INVENTORIES

Inventories are summarized as follows:

	September 30, 2009 (In thousands)	December 31, 2008 (In thousands)

Raw materials, net	$2,483	$3,425
Finished goods, net	119	151

	$2,602	$3,576

The Company has established reserves for excess and obsolete inventory based upon current and expected sales trends, the amount of parts on-hand, the market value of parts on-hand and the viability and technical obsolescence of products and components. As of September 30, 2009, inventory reserves were approximately $13.8 million.

3. LEGAL PROCEEDINGS

The Company from time to time may be involved in lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations.

4. COMMITMENTS

At September 30, 2009, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $1.0 million.

5. RELATED PARTY TRANSACTIONS

Services Rendered

During the three- and nine-month periods ended September 30, 2009, Optel provided the Company with approximately $38,000 and $96,000 respectively, in services associated with information technology and accounting. During the three- and nine-month periods ended September 30, 2008, Optel provided the Company with approximately $23,000 and $64,000 respectively, in services associated with information technology and accounting. These services are shown as a contribution of capital and are expensed within general and administration expenses.

6. SUBSEQUENT EVENTS

On October 14, 2009, a group of stockholders controlled by Dr. Bryan J. Zwan, the Company’s chairman of the board of directors who controls 91.1% of the outstanding shares of the Company, filed a Schedule 13E-3 with the Securities and Exchange Commission disclosing that such stockholders will cause the Company to merge with a newly formed corporation, Optel Acquisition Corp. (“OAC”), in a “going private” transaction whereby the Company will emerge as a privately held corporation. Under Delaware law, the transaction does not require the approval of the Company’s board of directors or stockholders, other than OAC. The merger will not be consummated any sooner than November 13, 2009. Pursuant to the terms of a merger and contribution agreement the Company’s stockholders (other than OAC) will be entitled to receive $0.055 in cash per share of outstanding common stock.

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

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by a new secured convertible promissory note in the principal amount of approximately $35.7 million (the “Restated Note”), and the revolving credit facility is evidenced by an additional secured convertible promissory note in the principal amount of $2.5 million (the “New Commitment Note” and, together with the Restated Note, the “Notes”). As of September 30, 2009, the balance of the Restated Note and New Commitment Note was $35.7 million and $2.5 million, respectively. The Notes bear interest at a rate equal to LIBOR plus 1.0% per annum and are secured by substantially all the Company’s assets pursuant to an amended and restated security agreement (the “Security Agreement”). Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010.

On March 26, 2009, March 30, 2009, June 25, 2009, June 29, 2009 and July 22, 2009 the Company borrowed $200,000, $225,000, $75,000, $213,000 and $350,000, respectively from Optel to fund its working capital requirements. The loans were made outside the Credit Agreement and are evidenced by secured promissory notes that bear interest at 10.0% per annum and are secured by a security interest in substantially all of the Company’s assets. Principal and any accrued but unpaid interest under the secured promissory notes are currently due and payable upon demand by Optel.

On October 14, 2009, a group of stockholders controlled by Dr. Bryan J. Zwan, the Company’s chairman of the board of directors who controls 91.1% of the outstanding shares of the Company, filed a Schedule 13E-3 with the Securities and Exchange Commission disclosing that such stockholders will cause the Company to merge with a newly formed corporation, Optel Acquisition Corp. (“OAC”), in a “going private” transaction whereby the Company will emerge as a privately held corporation. Under Delaware law, the transaction does not require the approval of the Company’s board of directors or stockholders, other than OAC. The merger will not be consummated any sooner than November 13, 2009. Pursuant to the terms of a merger and contribution agreement the Company’s stockholders (other than OAC) will be entitled to receive $0.055 in cash per share of outstanding common stock.

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

Average Selling Price and Significant Customers

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

For the nine months ended September 30, 2009, two customers accounted for, in the aggregate, approximately 21% of total net sales. For the nine months ended September 30, 2008, one customer accounted for, in the aggregate, approximately 16% of total net sales. No other customers accounted for more than 10% of net sales.

Backlog

As of September 30, 2009, our backlog was approximately $1.1 million, which consists of approximately $635,000 of maintenance contracts that are accrued over the length of the contracts, which vary from 3-5 years, and $502,000 for unfulfilled purchase orders for current products and services. The maintenance contract backlog consists of (i) approximately $513,000 of revenue which the Company has received and which will be recognized over the length of the contracts, and (ii) $122,000 of accounts receivable which will be recognized over the length of the contracts. We believe that our level of backlog as of September 30, 2009 is above average, but not inordinately so, and as of the date of this filing we have no reason to expect in the foreseeable future the level of orders we receive for our current products and services to increase significantly from the normal operating trends of our business.

Recognition of Revenue and Warranty Reserve

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

Long Term Agreements

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

Maintaining Technology Leadership and Channel Partners

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

We derive our revenues principally from product sales. We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, the product has been delivered, the price is fixed and determinable and collection of the resulting receivable is reasonably assured. We estimate the amount of potential future product returns related to current period product revenue. We consider many factors when making our estimates, including analyzing historical returns, current economic trends, changes in customer demand and acceptance of our products to evaluate the adequacy of the sales returns and other allowances. As of September 30, 2009, a review of the amount of potential future product returns indicated no allowance was required.

We also estimate the collectability of our accounts receivable. We consider many factors when making our estimates, including analyzing accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the reserve for uncollectible accounts. As of September 30, 2009, our accounts receivable balance was $2.2 million, net of our estimated reserve for uncollectible accounts of approximately $61,000.

We estimate the amount of excess and obsolete inventory and lower of cost or market adjustments. We consider many factors when making our estimates, including analyzing current and expected sales trends, the amount of current parts on hand, the current market value of parts on hand and the viability and technical obsolescence of our products. The assumptions made relative to expected sales trends are subjective in nature and have a material impact on the estimate of the reserve requirement. Should future sales trends, in total or by product line, fluctuate from that used in our estimates, this reserve could be overstated or understated. Our inventory balance was $2.6 million as of September 30, 2009, net of our estimated reserve for excess and obsolete inventory and lower of cost or market adjustments of approximately $13.8 million.

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

We estimate the amount of our warranty reserve. We consider many factors when making our estimate, including historical trends, the number of products under warranty, the costs of replacement parts and the expected reliability of our products. We believe that our accrued warranty reserve is sufficient to meet our responsibilities for potential future warranty work on products sold. Our accrued warranty reserve as of September 30, 2009 was approximately $336,000.

Recently Issued Accounting Standards

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles - FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities. The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards. The Codification supersedes all previously existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statement of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF), and FASB Staff Positions, (RSP). Instead, the FASB will issue Accounting Standards Updates (“ASUs”), with a year and assigned sequence number. The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions with respect to the change or changes to the Codification. The adoption of the Codification did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB concurrently issued the following Accounting Standards Updates:

ASU No. 2009-14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (formerly EITF Issue No. 09-3). This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

ASU No. 2009-13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services or support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

These Accounting Standards Updates should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. Alternatively, an entity can elect to adopt these standards on a retrospective basis, but both these standards must be adopted in the same period using the same transition method. We expect to apply this standard on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2010. We are currently evaluating the potential impact these standards may have on our financial position and results of operations.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company, which occurred in the three- and nine-months ended September 30, 2009, compared to the three- and nine-months ended September 30, 2008. The following sets forth certain financial data as a percentage of net sales:

	Percent of Net Sales for the Three Months Ended September 30,		Percent of Net Sales for the Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	100%	100%	100%	100%
Cost of goods sold	45	46	52	53

Gross profit	55	54	48	47

Operating expenses:
Engineering and development	14	14	21	18
Sales and marketing	21	15	28	21
General and administrative	8	7	11	10
Gain on sale of property and equipment	—	—	—	—

Total operating expenses	43	36	60	49

Operating profit (loss)	12	18	(12)	(2)
Other loss, net	(6)	(9)	(9)	(17)

Profit (loss) before income taxes	6	9	(21)	(19)
Provision for income taxes	—	—	—	—

Net profit (loss)	6%	9%	(21)%	(19)%

Net Sales

Net sales for the quarter ended September 30, 2009 decreased $947,000, or 23%, to $3.2 million from $4.1 million for the quarter ended September 30, 2008. The decrease in net sales was primarily due to adverse business conditions affecting the telecommunications industry. International net sales for the quarter ended September 30, 2009 were approximately $960,000, or 30% of net sales, as compared to approximately $1.5 million, or 36% of net sales, for the quarter ended September 30, 2008.

Net sales for the nine months ended September 30, 2009 decreased $2.1 million, or 23%, to $6.8 million from $8.9 million for the nine months ended September 30, 2008. The decrease in net sales was primarily due to adverse business conditions affecting the telecommunications industry. International net sales for the nine months ended September 30, 2009 were approximately $2.4 million, or 35% of net sales, as compared to approximately $3.1 million, or 35% of net sales, for the nine months ended September 30, 2008.

Cost of Goods Sold

Cost of goods sold for the quarter ended September 30, 2009 totaled approximately $1.4 million, or 45% of net sales, as compared to $1.9 million, or 46% of net sales, for the quarter ended September 30, 2008. For the quarter ended September 30, 2009, cost of goods sold percentage was lower due to increased margins for new feature enhancement and decreased allocated expenses.

Cost of goods sold for the nine months ended September 30, 2009 totaled approximately $3.5 million, or 52% of net sales, as compared to $4.7 million, or 53% of net sales, for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, cost of goods sold as a percentage of net sales was relatively unchanged.

Gross Profit

Gross profit for the quarter ended September 30, 2009 decreased by approximately $449,000 to approximately $1.8 million, or 55% of net sales, from $2.2 million, or 54% of net sales, for the quarter ended September 30, 2008. Gross profit decreased as a result of the lower sales volume.

Gross profit for the nine months ended September 30, 2009 decreased by approximately $909,000 to approximately $3.3 million, or 48% of net sales, from $4.2 million, or 47% of net sales, for the nine months ended September 30, 2008. The decrease in gross profit was commensurate with the decrease in net sales.

Engineering and Development

Engineering and development expenses principally include salaries for engineering and development personnel, outside consulting fees and other development expenses. Engineering and development expenses for the quarter ended September 30, 2009 decreased by approximately $117,000 to $448,000, or 14% of net sales, from approximately $565,000, or 14% of net sales, for the quarter ended September 30, 2008. The decrease was primarily due to a shift to software development resulting in less hardware prototyping expense being incurred.

Engineering and development expenses for the nine months ended September 30, 2009, decreased by approximately $174,000 to $1.4 million, or 21% of net sales, from approximately $1.6 million, or 18% of net sales, for the nine months ended September 30, 2008. The decrease was primarily due to a shift to software development resulting in less hardware prototyping expense being incurred.

Sales and Marketing

Sales and marketing expenses principally include salaries, commissions, travel, tradeshows and promotional materials and warranty expenses. Sales and marketing expenses for the quarter ended September 30, 2009 were $660,000, or 21% of net sales, an increase of approximately $33,000 over $627,000, or 15% of net sales, for the quarter ended September 30, 2008. The minimal increase in sales and marketing expenses reflected continuing marketing efforts and travel expenses related to sales.

Sales and marketing expenses for the nine months ended September 30, 2009 were $1.9 million, or 28% of net sales, an increase of approximately $61,000 over $1.9 million, or 21% of net sales, for the nine months ended September 30, 2008. The minimal increase in sales and marketing expenses reflected additional sales personnel.

General and Administrative

General and administrative expenses principally include salaries, other compensation, professional fees, facility rentals and information systems related to general management functions. General and administrative expenses for the quarter ended September 30, 2009 decreased by approximately $26,000 to $258,000, or 8% of net sales, from approximately $284,000, or 7% of net sales, for the quarter ended September 30, 2008. The decrease reflects a reduction in accounting fees and insurance costs.

General and administrative expenses for the nine months ended September 30, 2009 decreased by approximately $100,000 to $748,000, or 11% of net sales, from approximately $848,000, or 10% of net sales, for the nine months ended September 30, 2008. The decrease reflects a reduction in accounting fees and insurance costs.

Other Expense, Net

Other expense, net for the quarter ended September 30, 2009 was approximately $187,000, a decrease of $173,000 as compared to other expense, net of approximately $360,000 for the quarter ended September 30, 2008. Other expense, net for the nine months ended September 30, 2009 was approximately $654,000, a decrease of approximately $912,000 as compared to other expense, net of approximately $1.6 million for the quarter ended September 30, 2008. The decrease was primarily attributable to reduced interest expense due to the Optel loan restructuring that resulted in lower interest rates.

Net Profit (Loss)

Net profit for the quarter ended September 30, 2009 was approximately $204,000 or $0.00 per diluted share, compared to net profit of approximately $370,000, or $0.00 per diluted share, for the quarter ended September 30, 2008, for the reasons discussed above. Net loss for the nine months ended September 30, 2009 was approximately $1.5 million or $0.01 per diluted share, compared to net loss of approximately $1.7 million, or $0.01 per diluted share, for the nine months ended September 30, 2008, for the reasons discussed above.

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

Pursuant to the Credit Agreement, the restructured indebtedness is evidenced by a new secured convertible promissory note in the principal amount of approximately $35.7 million (the “Restated Note”), and the revolving credit facility is evidenced by an additional secured convertible promissory note in the principal amount of $2.5 million (the “New Commitment Note” and, together with the Restated Note, the “Notes”). As of September 30, 2009, the principal balances of the Restated Note and New Commitment Note were $35.7 million and $2.5 million, respectively. The Notes bear interest at a rate equal to LIBOR plus 1.0% per annum and are secured by substantially all the Company’s assets pursuant to an amended and restated security agreement (the “Security Agreement”). Each of the Notes requires quarterly payments of interest commencing on June 30, 2008, and matures on March 31, 2010.

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

On March 26, 2009, March 30, 2009, June 25, 2009, June 29, 2009 and July 22, 2009 the Company borrowed $200,000, $225,000, $75,000, $213,000 and $350,000, respectively from Optel to fund its working capital requirements. The loans were made outside the Credit Agreement and are evidenced by secured promissory notes that bear interest at 10.0% per annum and are secured by a security interest in substantially all of the Company’s assets. Principal and any accrued but unpaid interest under the secured promissory notes are currently due and payable upon demand by Optel.

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2009 was approximately $1.7 million. This was primarily the result of the net loss of $1.5 million being offset in part by net changes in working capital, a decrease in inventory of $651,000 and a decrease in accounts payable of approximately $862,000.

Off Balance Sheet Arrangements

There were no off balance sheet arrangements for the nine months ended September 30, 2009.

Investing Activities

Investing activities for the nine months ended September 30, 2009 resulted from the sale of trade show fixed assets, which provided net cash of $12,000.

Financing Activities

Net cash provided by financing activities for the three- and nine- months ended September 30, 2009 was a result of $350,000, and $2.0 million, respectively, for additional financing provided by Optel Capital, LLC.

Liquidity

At September 30, 2009, the Company had outstanding non-cancelable purchase order commitments to purchase certain inventory items totaling approximately $1.0 million.

SUBSEQUENT EVENTS

On October 14, 2009, a group of stockholders controlled by Dr. Bryan J. Zwan, the Company’s chairman of the board of directors who controls 91.1% of the outstanding shares of the Company, filed a Schedule 13E-3 with the Securities and Exchange Commission disclosing that such stockholders will cause the Company to merge with a newly formed corporation, Optel Acquisition Corp. (“OAC”), in a “going private” transaction whereby the Company will emerge as a privately held corporation. Under Delaware law, the transaction does not require the approval of the Company’s board of directors or stockholders, other than OAC. The merger will not be consummated any sooner than November 13, 2009. Pursuant to the terms of a merger and contribution agreement the Company’s stockholders (other than OAC) will be entitled to receive $0.055 in cash per share of outstanding common stock.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are not exposed to material fluctuations in currency exchange rates because the majority of our sales and expenses are denominated in U.S. dollars. As of September 30, 2009, the related party notes have an interest rate based upon LIBOR. As of September 30, 2009, a 1% change in LIBOR would have a $382,000 annual impact on interest expense.

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

Changes in Internal Control Over Financial Reporting

There was no material change in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company from time to time may be involved in lawsuits and actions by third parties arising in the ordinary course of business. The Company is not aware of any pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Date: November 12, 2009

By:	/S/ KENNETH T. MYERS
Interim Chief Accounting Officer
(Principal Financial Officer)

Date: November 12, 2009

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